Form 10-Q
period 2014-08-31
Property Management Corp of America
filed 2014-10-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

Yes ☐ No ☒

As of October 10, 2014,, there were 10,007,000 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the interim period ended August 31, 2014, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2015. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1filed with the SEC (No. 333-196503, effective June 26, 2014), including the risk factors, as of and for the period January 23, 2014 (inception) through Febuary 28, 2014 (year end).

1

Property Management Corporation of America

August 31, 2014

Property Management Corporation of America

Balance Sheets

	August 31, 2014	February 28, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$10,520	$2,446
Prepaid expenses	—	6,250

Total Current Assets	10,520	8,696

Total Assets	$10,520	$8,696

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,629	$—
Notes payable - related party	3,537	22,537

Total Current Liabilities	28,166	22,537

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.0001: 18,000,000 shares authorized; 10,007,000 and 9,000,000 shares issued and outstanding, respectively	1,001	900
Additional paid-in capital	50,249	—
Accumulated deficit	(68,896)	(14,741)

Total Stockholders' Deficit	(17,646)	(13,841)

Total Liabilities and Stockholders' Deficit	$10,520	$8,696

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Three Months	For the Six Months
	Ended	Ended
	August 31, 2014	August 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$3,586	$7,173

Cost of revenue	1,614	3,228

Gross margin	1,972	3,945

Operating expenses
Professional fees	18,033	43,544
General and administrative	9,313	12,296
Rent	1,050	2,100

Total operating expenses	28,396	57,940

Loss from operations	(26,424)	(53,995)

Other income (expense)
Interest expense	(74)	(160)

Other income (expense), net	(74)	(160)

Loss before income tax provision	(26,498)	(54,155)

Income tax provision	—	—

Net loss	$(26,498)	$(54,155)

Earnings per share
- basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	9,372,187	9,186,094

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Period from January 23, 2014 (Inception) through August 31, 2014

(Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

January 23, 2014 (Inception)	—	$—	$—	$—	$—

Common stock issued for cash at $0.0001 per share on March 13, 2012	9,000,000	900			900

Net loss				(14,741)	(14,741)

Balance, February 28, 2014	9,000,000	900	—	(14,741)	(13,841)

Common stock issued for cash at $0.05 per share on July 28, 2014	1,007,000	101	50,249		50,350

Net loss				(54,155)	(54,155)

Balance, August 31, 2014	10,007,000	$1,001	$50,249	$(68,896)	$(17,646)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

For the Six Months
Ended
August 31, 2014
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	6,250
Accounts payable and accrued expenses	24,629

Net cash used in operating activities	(23,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,350
Repayment of notes payable - related party	(19,000)

Net cash provided by financing activities	31,350

NET CHANGE IN CASH	8,074

Cash at beginning of reporting period	2,446

Cash at end of reporting period	$10,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$160
Income taxes paid	$—

See accompanying notes to the financial statements.

Property Management Corporation of America

August 31, 2014

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from January 23, 2014 (inception) through February 28, 2014 and notes thereto contained in the Company’s Registration Statement on Form S-1 as filed with the SEC on June 4, 2014 and declared effective June 26, 2014.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended August 31, 2014.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended August 31, 2014.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans),
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations,
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern,
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations,
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 28, 2014, the Company sold 1,007,000 shares of its common stock to thirty-two (32) investors at $0.05 per share for aggregate consideration of $50,350.

Note 5 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Washington Capital Advisors LLC	An entity owned and controlled by the president and chief executive officer of the Company

Notes Payable – Officer/Stockholder

On January 17, 2014, February 10, 2014, June 6, 2014 and July 21, 2014 Washington Capital Advisors LLC, provided $20,000, $2,500, $5,000 and $16,000 loans, respectively, to the Company for working capital purposes. The loans bear interest at 1.5% per annum and are due on demand.

On August 1, 2014, the Company repaid $40,000 to Washington Capital Advisors LLC. The repayment included principal and interest through that date.

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

Rent expense related to its office space was $2,100 for the reporting period ended August 31, 2014.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Results of Operations

Three and Six Month Periods Ended August 31, 2014

Revenue

We recorded $3,586 and $7,173 in revenue from operations, respectively, for the three and six month periods ended August 31, 2014.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,614 and $3,228 in cost of revenue, respectively, for the three and six month periods ended August 31, 2014.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $28,396 and $57,940 in operating expenses, respectively, for the three and six month periods ended August 31, 2014.

Our startup phase operating expenses have consisted solely of professional fees, administrative expenses and rent. Future operating expenses will consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

From January 23, 2014 (inception) through July 28, 2014, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our President and Chief Executive Officer. Those loans were in the amount of $43,697, including interest, and were used to fund our initial working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,000, including interest and principal, from funds received from the sale of our common stock, which totaled $50,350 (see below). At August 31, 2014, the outstanding loan amount due Washington Capital Advisors was $3,537, inclusive of interest through that date.

Washington Capital Advisors has agreed to loan us additional amounts of up to a total of $50,000 (inclusive of the currently outstanding loan amount). See Note 7 “ Related Party Transactions” for the terms of these loans. Additionally, Mr. McMillen and Michael T. Brigante, our Chief Financial Officer and a director, purchased shares of common stock from us at a price of $900 and these funds have also been used in our operations.

We completed the minimum requirement of our public offering on July 28, 2014. We plan to use the remaining net proceeds of this offering, after the repayment of our initial working capital loans, to expand our company, primarily in our marketing efforts and for general working capital purposes. We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $50,000 over the next 12 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. We do not currently have any agreements or understandings with any potential financing sources, other than Washington Capital Advisors, and we have not identified any other potential lenders to provide capital.

Our current expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2014 and eventually statewide throughout 2015 and 2016. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

The Company had cash on hand of $10,520 at August 31, 2014. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the six months ended August 31, 2014, the Company had a net increase in cash of $8,074. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $23,276 in our operating activities during the six months ended August 31, 2014, consisting of a net loss of $54,155 offset by net provisions of cash totaling $30,879 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $31,350 in our financing activities during the six months ended August 31, 2014 consisting of the sale of 1,007,000 of our common shares in the amount of $50,350, offset by the net repayment of loans from affiliates, including interest, in the amount of $19,000.

As of August 31, 2014, the Company had negative working capital of $17,646.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended August 31, 2014.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans),
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations,
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern,
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations,
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

As of October 10, 2014, we were not subject to any legal proceedings.

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

None.

(b)	Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On June 26, 2014, the SEC declared the Company’s Registration Statement on Form S-1 (File No: 333-196503) (the “Registration Statement”) effective under the Securities Act. The Company originally filed the Registration Statement with the SEC on March 14, 2014, registering under the Securities Act, an aggregate of 2,000,000 shares of the Company’s common stock for sale by the Company at an offering price of $0.05 per share. As of July 28, 2014, the Company sold 1,007,000 shares of its Common Stock included on the Registration Statement, and has received $50,350 in proceeds from such sales.  There were no underwriters or underwriting commissions involved in the offering.  The Company’s common stock offered pursuant to the Registration Statement will be sold on the Company’s behalf by the Company’s officers and directors.

Of the initial proceeds from the offering, $40,000 has been used to repay working capital loans provided by Washington Capital Advisiors, a firm controlled by our Chairman and CEO. The remaining proceeds from the offering will be used for working capital purposes, mostly marketing.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101***	The following materials from the Quarterly Report on Form 10-Q of Property Management Corporation of America for the period ended August 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: October 13, 2014	/s/ Michael T. Brigante
Michael T. Brigante, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

