Form 10-Q
period 2014-11-30
Property Management Corp of America
filed 2015-01-09
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

Yes ☐ No ☒

As of December 31, 2014, there were 10,007,000 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements and notes to the condensed financial statements for the interim period ended November 30, 2014, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2015. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (No. 333-196503, effective June 26, 2014), including the risk factors, as of and for the period January 23, 2014 (inception) through February 28, 2014 (year end).

1

Property Management Corporation of America

November 30, 2014

Property Management Corporation of America

Balance Sheets

	November 30, 2014	February 28, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,187	$2,446
Prepaid expenses	-	6,250

Total Current Assets	1,187	8,696

Total Assets	$1,187	$8,696

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,674	$-
Notes payable - related party	17,500	22,537

Total Current Liabilities	37,174	22,537

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,007,000 and 9,000,000 shares issued and outstanding, respectively	1,001	900
Additional paid-in capital	50,249	-
Accumulated deficit	(87,237)	(14,741)

Total Stockholders' Deficit	(35,987)	(13,841)

Total Liabilities and Stockholders' Deficit	$1,187	$8,696

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Three Months	For the Nine Months
	Ended	Ended
	November 30, 2014	November 30, 2014
	(Unaudited)	(Unaudited)

Revenue	$3,579	$10,752

Cost of revenue	1,610	4,838

Gross margin	1,969	5,914

Operating expenses
Professional fees	15,000	58,544
General and administrative	4,221	16,517
Rent	1,050	3,150

Total operating expenses	20,271	78,211

Loss from operations	(18,302)	(72,297)

Other income (expense)
Interest expense	(39)	(199)

Other income (expense), net	(39)	(199)

Loss before income tax provision	(18,341)	(72,496)

Income tax provision	-	-

Net loss	$(18,341)	$(72,496)

Earnings per share
- basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	10,007,000	9,457,682

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Period from January 23, 2014 (Inception) through November 30, 2014

(Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

January 23, 2014 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share on March 13, 2012	9,000,000	900			900

Net loss				(14,741)	(14,741)

Balance, February 28, 2014	9,000,000	900	-	(14,741)	(13,841)

Common stock issued for cash at $0.05 per share on July 28, 2014	1,007,000	101	50,249		50,350

Net loss				(72,496)	(72,496)

Balance, November 30, 2014	10,007,000	$1,001	$50,249	$(87,237)	$(35,987)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

For the Nine Months
Ended
November 30, 2014
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	6,250
Accounts payable and accrued expenses	19,674

Net cash used in operating activities	(46,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,350
Repayment of notes payable - related party	(5,037)

Net cash provided by financing activities	45,313

NET CHANGE IN CASH	(1,259)

Cash at beginning of reporting period	2,446

Cash at end of reporting period	$1,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$199
Income taxes paid	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

November 30, 2014

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13. addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a) Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued; (b) The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) and (c) The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended November 30, 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of: (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that: (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

On July 28, 2014, the Company sold 1,007,000 shares of its common stock to 32 investors at $0.05 per share for an aggregate consideration of $50,350.

Note 5 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Washington Capital Advisors LLC	An entity owned and controlled by the president and chief executive officer of the Company

Notes Payable – Officer/Stockholder

On January 17, 2014, February 10, 2014, June 6, 2014, July 21, 2014, October 7, 2014 and November 6, 2014 Washington Capital Advisors LLC, provided $20,000, $2,500, $5,000, $16,000, $10,000 and $4,000 loans, respectively, to the Company for working capital purposes. The notes bear interest at 1.5% per annum and are due on demand.

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

Rent expense related to its office space was $3,150 for the nine month reporting period ended November 30, 2014.

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

We intend to expand our services statewide in 2015 and 2016 and sign additional management services agreements with other residential and commercial property owners over the next several months, based on our current active discussions and outreach to property owners. Our initial expansion and growth plans include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide.

We offer exceptional customer service and very competitive pricing, which we believe sets us apart from other property management companies. As we grow, we plan to add additional employees with specific skills to enhance our service offerings. We believe the in-house skill set will enable us to enhance our profitability as we will not have to sub-contract these services.

Results of Operations

Three and Nine Month Periods Ended November 30, 2014

Revenue

We recorded $3,579 and $10,752 in revenue from operations, respectively, for the three and nine month periods ended November 30, 2014.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,610 and $4,838 in cost of revenue, respectively, for the three and nine month periods ended November 30, 2014.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $20,271 and $78,211 in operating expenses, respectively, for the three and nine month periods ended November 30, 2014.

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

Liquidity and Capital Resources

From January 23, 2014 (inception) through November 30, 2014, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our President and Chief Executive Officer. Those loans were in the cumulative amount of $57,736, including interest, and were used to fund our working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,000, including interest and principal, from funds received from the sale of our common stock, which totaled $50,350 (see below). At November 30, 2014, the outstanding loan amount due Washington Capital Advisors was $17,500.

Washington Capital Advisors has agreed to loan us additional amounts of up to a total of $50,000 (inclusive of the currently outstanding loan amount). See Note 5 “ Related Party Transactions” for the terms of these loans. Additionally, Mr. McMillen and Michael T. Brigante, our Chief Financial Officer and a director, purchased shares of common stock from us at a price of $900 and these funds have also been used in our operations.

We completed the minimum requirement of our public offering on July 28, 2014. We plan to use the remaining net proceeds of this offering, after the repayment of a portion of our working capital loans, to expand our company, primarily in our marketing efforts and for general working capital purposes. We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $50,000 over the next 12 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. We do not currently have any agreements or understandings with any potential financing sources, other than Washington Capital Advisors, and we have not identified any other potential lenders to provide capital.

Our current expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2015 and eventually statewide throughout 2015 and 2016. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

The Company had cash on hand of $1,187 at November 30, 2014. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the nine months ended November 30, 2014, the Company had a net decrease in cash of $1,259. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $46,572 in our operating activities during the nine months ended November 30, 2014, consisting of a net loss of $72,496 offset by net provisions of cash totaling $25,924 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $45,313 in our financing activities during the nine months ended November 30, 2014 consisting of the sale of 1,007,000 of our common shares in the amount of $50,350, offset by the net repayment of loans from affiliates, including interest, in the amount of $5,037.

As of November 30, 2014, the Company had negative working capital of $35,987.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended November 30, 2014.

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

Critical accounting estimates are estimates for which: a. the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and b. the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

6.	Identify the contract(s) with the customer
7.	Identify the performance obligations in the contract
8.	Determine the transaction price
9.	Allocate the transaction price to the performance obligations in the contract
10.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

4.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
5.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
6.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
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

As of December 31, 2014, we were not subject to any legal proceedings.

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

Of the initial proceeds from the offering, $40,000 has been used to repay working capital loans provided by Washington Capital Advisiors, a firm controlled by our President and CEO. The remaining proceeds from the offering will be used for working capital purposes, mostly marketing.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following materials from the Quarterly Report on Form 10-Q of Property Management Corporation of America for the period ended November 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

PROPERTY MANAGEMENT CORPORATION OF AMERICA

Date: January 9, 2015	/s/ Michael T. Brigante
Michael T. Brigante, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

