Form 10-K
period 2015-02-28
Property Management Corp of America
filed 2015-05-29
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 2015

Commission file number 333-196503

Property Management Corporation of America

(Exact name of registrant as specified in its charter)

Delaware	46-4600326
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4174 Old Stockyard Road, Suite F

Marshall, Virginia 20115

(address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (540) 364-8131

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of August 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price at which the common stock last closed was $0.00.

As of May 19, 2015, the registrant had 10,007,000 shares of common stock outstanding, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, contain or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other things, our:

(a)  ability to pay our outstanding debt;

(b)  projected revenues and profitability;

(b)  future financing plans;

(c)  ability to implement our business and growth strategies;

(d)  ability to effectively compete with our competitors;

(d)  anticipated needs for working capital; and

(e)  liquidity.

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of forward-looking terminology, such as: “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results, performance or achievements to differ materially from the results, performance or achievements, expressed or implied, indicated by these forward-looking statements. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Property Management Corporation of America (the “Company,” “we,” “us,” “our” and “PMCA”) was incorporated in Delaware on January 23, 2014. Our principal executive office is located at 4174 Old Stockyard Road, Suite F, Marshall, Virginia 20115. Our main telephone number is (540) 364-8131.

We offer management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. Our services are currently offered in Fauquier County, Virginia, but it is our intention to expand our services statewide. We currently manage two properties in Fauquier County, Virginia, which include residential and commercial space, and our recurring monthly revenues from these properties are approximately $1,120. Messer’s McMillen and Brigante, our CEO and CFO, respectively, and our two directors, have a combined 55% ownership interest in these properties. We expect to sign management services and consulting contracts with other, non-affiliated, residential and commercial property owners over the next several months.

Our expansion and growth plans for the future include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide. We offer exceptional customer service and very competitive pricing, which we believe sets us apart from other property management companies. As we grow, we plan to add additional employees with specific skills to enhance our service offerings. We believe the in-house skill set will enable us to enhance our profitability as we will not have to sub-contract any of our services.

Recent Developments

On June 26, 2014, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-1 (File No: 333-196503) (the “Registration Statement”) effective under the Securities Act. We originally filed the Registration Statement with the SEC on March 14, 2014, registering under the Securities Act, an aggregate of 2,000,000 shares of the Company’s common stock for sale by the Company at an offering price of $0.05 per share. As of July 28, 2014, the Company sold 1,007,000 shares of its Common Stock included on the Registration Statement, and has received $50,350 in proceeds from such sales.  There were no underwriters or underwriting commissions involved in the offering.  The Company’s common stock offered pursuant to the Registration Statement was sold on the Company’s behalf by the Company’s officers and directors.

Of the initial proceeds from the offering, $40,000 has been used to repay working capital loans provided by Washington Capital Advisors, a firm controlled by our Chairman and CEO. The remaining proceeds from the offering were used for general working capital purposes.

In April and May 2015, we entered into discussions to provide property management services to four (4) additional properties consisting of a total of three (3) commercial units and twenty six (26) residential units. All the additional properties under discussion are properties that are majority owned by Messer’s McMillen and Brigante. Three (3) of these properties are located in Warren County, Virginia and one (1) of the properties is located in Fauquier County, Virginia. As of the date of this filing final agreements have not yet been reached.

Our Services

We offer a list of basic services to every client. We price these services based on a percentage of rent, currently at a rate of 10%, for the properties under management. These services include:

•	advertising the premises for rent, including placing signs on the premises, in newspapers or in real estate publications,
•	showing the premises to prospective and actual tenants,
•	signing, renewing, terminating and canceling leases and tenancies on general terms and conditions approved by owners and on such form of lease as we determine to be appropriate,
•	enforcing lease provisions and collecting rents and other amounts due from tenants and recovering possession of the premises,
•	signing and serving in the name of the owner notices and instituting and prosecuting actions against tenants,
•	in our discretion, settling, compromising and releasing claims and actions or reinstating tenancies,
•	recommending to owners, for their approval, a schedule of rents and fees to tenants,
•	handling and resolving complaints of tenants, and

•	entering into such contracts regarding the premises as we deem appropriate, including obtaining utility service and hiring employees and contractual labor for owners.

Additionally, we offer other services to our clients for which we negotiate pricing per service rendered. These services include:

•	remodeling and repairing leased premises,
•	providing appraisal services for the property owners,
•	advertising for sale an owner’s property and assisting in the sale process,
•	assisting clients in purchasing new properties, and
•	providing bookkeeping and tax assistance to clients.

Our Market

We believe the market for property management services for small individual property owners who lack the time or proficiency to manage their own properties in a profitable manner is underserved. Further, we believe this to be especially true for Fauquier County, Virginia and the surrounding counties in Virginia due to the rural geography of the region and the many property owners who rent their properties, both on a residential and commercial basis, as a second source of income. Our services are focused on these specific property owners.

With the recent struggles in the sale of real estate, we have witnessed several property owners revert to renting their property when sales efforts have not been successful. We target these specific property owners who have little or no experience in renting properties as our services are a turnkey solution for them.

Our focus has initially been on a small regional footprint in Virginia. However, we believe our services are needed in many locations statewide and nationally. We do not intend to compete with large national property management companies, whose primary focus is on large commercial properties, generally located in urban areas.

Our Customers

We currently have management services contracts with two customers; Marsh Road LLC and Main Street Heritage LLC, which account for recurring monthly revenue of $730 and $390, respectively. Our general services agreement stipulates that our fees are ten percent (10%) of monthly rental income, due the first of each month. Each of our current contracts started March 1, 2015 and terminate on February 28, 2016 (automatically renewed from the same period last year), unless earlier terminated by written agreement between the property owner and us. Each contract has an automatic renewal for a successive one year term unless terminated in writing. The property owner can request additional services in writing such as bookkeeping services, property remodeling, property appraisal and property sales support. The fee for each of these additional services is negotiated with the property owner, based on the amount of our time and costs associated with the requested activity. We will continue to use this model as we expand our business.

Under our general services agreement, we agree to provide the services described above for the term of the agreement. Our fee for these services is billed on the first day of each month based on the monthly rent collected by us and in some cases we remit to the property owner a net amount of rent, which has been reduced by our fee.

Competition

We compete locally in Fauquier County, Virginia and will eventually compete on a statewide basis with a variety of companies that offer similar services as ours. Based on our review of advertisements, we believe the majority of these companies engage in real estate sales and offer property management services as an add on to their core business. These companies have had many more years of business experience, have proprietary processes and have greater financial and personnel resources, including marketing and sales organizations. We do not believe any one company holds a dominant share of the local or statewide market which we are focused on.

Government Regulation

Our business activities currently are subject to no particular regulation by government agencies other than that routinely imposed on corporate businesses. We do not anticipate any detrimental regulations specific to our business activities in the future.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business. We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Insurance

We maintain insurance with respect to our operations in such form, in such amounts and with such insures as is customary in the business which we are engaged. We believe the amount and form of our insurance coverage is sufficient.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

In our operations, we do not store, handle, emit, transport or discharge hazardous materials or waste products. Accordingly, we do not anticipate current of future environment matters that may affect our business.

Employees

As of February 28, 2015, we employed our two executive officers on a full-time basis. We currently use independent contract labor to deliver services to our clients. No employees or contractors are covered by collective bargaining agreements. We consider relations with our employees and contractors to be good.

Legal Proceedings

There are no pending or threatened lawsuits against us.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2.	PROPERTIES

We sublet approximately 250 square feet of office space in Marshall, Virginia, which serves as our principal executive offices. Our sublease at this location is on a month-to-month basis and we currently pay $350 in rent per month, including furniture, office equipment, utilities and secretarial support. We sublease this office from Washington Capital Advisors, a company controlled by C. Thomas McMillen, our Chairman, President and Chief Executive Officer.

We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3.	LEGAL PROCEEDINGS

As of May 29, 2105, there are no pending or threatened lawsuits against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTC Pink Sheets under the ticker symbol “PPTG” The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices of our shares of common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. This information was obtained from Bloomberg L.P.

Year 2015	High	Low
4th Quarter (December – February 2015)	$0.05	$0.05
3rd Quarter (September – November 2014)	$0.00	$0.00
2nd Quarter (June - August 2014)	$0.00	$0.00
1st Quarter (March – May 2014)	$0.00	$0.00

Year 2014	High	Low
4th Quarter (January 23 (inception) – February 28, 2014)	$0.00	$0.00

The SEC has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience and investment objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Holders of our Common Stock

As of May 19, 2015, there were 34 holders of record of our common stock.

Dividends

We have not paid dividends on our common stock since inception and do not intend to pay any dividends to our common stock holders in the foreseeable future. We currently intend to reinvest our earnings, if any, for the development and expansion of our business. Any declaration of dividends on any class of our stock in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other factors our Board of Directors deems relevant.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 18,000,000 shares of common stock, $0.0001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of May 19, 2015, we had 10,007,000 shares of common stock issued and outstanding, held by 34 shareholders.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 1,000,000 shares of preferred stock, $0.0001 par value. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of May 29, 2015 we had no Preferred Shares issued and outstanding.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our stock or any rights convertible or exchangeable into shares of our stock.

Shares Eligible for Future Sale

As of May 29, 2105, we have 10,007,000 shares of common stock issued and outstanding. Of these shares outstanding 1,007,000 are free-trading. The remaining 9,000,000 shares of our common stock issued and outstanding are subject to the restrictions and sale limitations imposed by Rule 144. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, as defined in Rule 12b-2 of the Exchange Act, as amended.

The eventual availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities, if a market ever develops.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 29, 2105, we did not have any authorized Equity Compensation Plans.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no one deemed to be an underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended February 28, 2015, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Transfer Agent

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. Their phone number is (212) 828-8436.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements in this Management’s Discussion and Analysis and Results of Operation and elsewhere in this Annual Report on Form 10-K that are not statements of historical or current fact constitute “forward-looking statements.”

Recent Developments

On June 26, 2014, the SEC declared our Registration Statement on Form S-1 (File No: 333-196503) (the “Registration Statement”) effective under the Securities Act. We originally filed the Registration Statement with the SEC on March 14, 2014, registering under the Securities Act, an aggregate of 2,000,000 shares of the Company’s common stock for sale by the Company at an offering price of $0.05 per share. As of May 29, 2015, the Company sold 1,007,000 shares of its Common Stock included on the Registration Statement, and has received $50,350 in proceeds from such sales.  There were no underwriters or underwriting commissions involved in the offering.  The Company’s common stock offered pursuant to the Registration Statement was sold on the Company’s behalf by the Company’s officers and directors.

Of the initial proceeds from the offering, $40,000 has been used to repay working capital loans provided by Washington Capital Advisors, a firm controlled by our Chairman and CEO. The remaining proceeds from the offering were used for general working capital purposes.

In April and May of 2015, we entered into discussions to provide property management services to four (4) additional properties consisting of a total of three (3) commercial units and twenty six (26) residential units. All the additional properties under discussion are properties that are wholly or majority owned by Messer’s McMillen and Brigante. Three (3) of these properties are located in Warren County, Virginia and one (1) of the properties is located in Fauquier County, Virginia. As of the date of this filing final agreements have not yet been reached.

Overview

Property Management Corporation of America was incorporated in Delaware on January 23, 2014. Our principal executive office is located at 4174 Old Stockyard Road, Suite F, Marshall, Virginia 20115. Our main telephone number is (540) 364-8131.

We offer management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. Our services are currently offered in Fauquier County, Virginia, but it is our intention to expand our services statewide. We currently manage two properties in Fauquier County, Virginia, which include residential and commercial space, and our recurring monthly revenues from these properties are approximately $1,120. Messer’s McMillen and Brigante, our CEO and CFO, respectively, and our two directors, have a combined 55% ownership interest in these properties. We expect to sign management services and consulting contracts with other, non-affiliated, residential and commercial property owners over the next several months.

Our expansion and growth plans for the future include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide. We offer exceptional customer service and very competitive pricing, which we believe sets us apart from other property management companies. As we grow, we plan to add additional employees with specific skills to enhance our service offerings. We believe the in-house skill set will enable us to enhance our profitability as we will not have to sub-contract any off our services.

Results of Operations

The Company commenced operations on January 23, 2014. As a result management believes that a year over year comparative presentation of our current operations to prior years’ operations would not be informative and may be misleading. Therefore, the discussion below reflects the results of operations of the Company for the three and twelve month periods ended February 28, 2015.

Although we offer various services under our management services agreements, we do not believe these services are unique enough in nature within the property management industry to warrant reporting their results separately. Therefore, the results below are inclusive of all the services offered to our customers under our management services agreements.

The Company has measured the impact of inflation and changing prices on operating expenses and net income for periods included in this Annual Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices this period.

Three and Twelve Month Periods Ended February 28, 2015

Revenue

We recorded $3,507 and $14,259 in revenue from operations, respectively, for the three and twelve month periods ended February 28, 2015.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $2,068 and $6.906 in cost of revenue, respectively, for the three and twelve month periods ended February 28, 2015.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $4,910 and $83,121 in operating expenses, respectively, for the three and twelve month periods ended February 28, 2015.

Since our inception, our operating expenses have consisted solely of professional fees, administrative expenses and rent. Future operating expenses will consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

From January 23, 2014 (inception) through November 6, 2014, we have relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our President and Chief Executive Officer. Those loans were in the cumulative amount of $58,153, including interest, and together with operating cash flow, were used to fund our working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,000, including interest and principal, from funds received from the sale of our common stock, which totaled $50,350 (see below). At February 28, 2015, the outstanding loan amount due Washington Capital Advisors was $17,801, including interest of $301.

Washington Capital Advisors has agreed to loan us additional amounts of up to a total of $50,000 (inclusive of the currently outstanding loan amount). See Note 5 “Related Party Transactions” for the terms of these loans. Additionally, Mr. McMillen and Michael T. Brigante, our Chief Financial Officer and a director, purchased shares of common stock from us at a price of $900 and these funds have also been used in our operations.

We completed the minimum requirement of our public offering on July 28, 2014. We used the remaining net proceeds of this offering, after the repayment of a portion of our working capital loans, for general working capital purposes. We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $75,000 over the next 12 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. We do not currently have any agreements or understandings with any potential financing sources, other than Washington Capital Advisors, and we have not identified any other potential lenders to provide capital.

Our current expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2015 and eventually statewide throughout 2016 and 2017. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

The Company had cash on hand of $1,030 at February 28, 2015. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the twelve months ended February 28, 2105, the Company had a net decrease in cash of $1,416. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $46,729 in our operating activities during the twelve months ended February 28, 2015, consisting of a net loss of $76,032 offset by net provisions of cash totaling $29,303 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $45,313 in our financing activities during the nine months ended February 28, 2015 consisting of the sale of 1,007,000 of our common shares in the amount of $50,350, offset by the net repayment of loans from affiliates, including interest, in the amount of $5,037.

As of February 28, 2015, the Company had negative working capital of $39,523.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the year ended February 28, 2015.

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

Critical accounting estimates are estimates for which: 1) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and 2) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

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

Pursuant to Section 850-10-20 the related parties include 1) affiliates of the Company; 2) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; 3) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; 4) principal owners of the Company; 5) management of the Company; 6) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and 7) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: 1) the nature of the relationship(s) involved; 2) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; 3) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and 4) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) the product has been shipped or the services have been rendered to the customer, 3) the sales price is fixed or determinable, and 4) collectability is reasonably assured.

Recent Accounting Pronouncements

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Fiscal Year-End

The Company’s yearend is February 28. All references in this Annual Report on Form 10K to the Company’s yearend refer to the February 28, unless otherwise specified.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15 “Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, as of February 28, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13A-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(1)             pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

(2)             provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and

(3)             provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of February 28, 2015.

Attestation Report of the Independent Registered Public Accounting Firm

This item is not applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the period ended February 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are, as of May 29, 2015, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

C. Thomas McMillen	63	Chief Executive Officer, President and Chairman of the Board of Directors

Michael T. Brigante	60	Executive Vice President, Chief Financial Officer, Treasures and Secretary

C. Thomas McMillen. Mr. McMillen has served as the Company’s Chairman, Chief Executive Officer and President since its inception on January 23, 2014. Since 2002, Mr. McMillen has also served as Chief Executive Officer of Washington Capital Advisors, an investment banking firm he owns. Mr. McMillen has also served as a director of Nexstar Broadcasting since July 2014 and as a director of RCS Capital since May 2013. Mr. McMillen served as Timios National Corporation’s (formerly Homeland Security Capital Corporation) Chief Executive Officer and Chairman of the Board since August 2005 and served as its President since July 2011 until his resignation in February 2014. From May 2011 to July 2013, Mr. McMillen served as Chairman of the National Foundation on Fitness, Sports and Nutrition, a Congressionally authorized foundation that Mr. McMillen founded where he currently serves as Treasurer. From April 2007, he has served on the Board of Regents of the University of Maryland System. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and, from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK) and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware in September 2010. From 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

We believe Mr. McMillen’s previous experience as a member of the Board of Directors of Nexstar Broadcasting, Timios National Corporation, the University of Maryland System, Dominion Funds, Inc., Ultimate Escapes, Inc., and other companies, his previous experience as an officer of Fortress International Group, Timios National Corporation and other entities and his expertise in United States public policy and politics make him well qualified to serve on our Board of Directors

Michael T. Brigante. Mr. Brigante has served as the Company’s Vice President, Chief Financial Officer, Treasurer and Secretary since its inception on January 23, 2014. Since 2010, Mr. Brigante has also served as the Managing Member of Somerset Capital Advisors, a Financial Consultancy firm. Prior to joining the Company, Mr. Brigante served as the Executive Vice President of Finance (since 2011) and Chief Financial Officer (since 2006) of Timios National Corporation, a publically traded title and escrow company, until his resignation in February 2014, In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a FINRA registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From July 1999 until his departure in December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.

We believe Mr. Brigante is qualified for service on our Board of Directors based on his extensive finance and accounting experience, which includes various senior positions with public companies and his experience as a Certified Public Accountant.

Term of Office

Each director holds office until the annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.

Director Nominations

The Company plans to rely on current directors and management to recommend future directors to the Company. If the Company enters an industry sector not familiar to the current management or directors, the Company will seek outside recommendations for industry experts to consider as potential director nominees.

Family Relationships

There are no family relationships; as such term is defined in item 401(d) of Regulation S-K, among any of the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

None of the Company’s directors or executive officers has been involved in legal proceedings over the past ten years that are material to an evaluation of his ability or integrity to serve as a director or executive officer of the Company.

Corporate Governance

Committees of the Board of Directors and Meetings

The Company currently does not have separate committees of the Board of Directors. Messer’s McMillen and Brigante act on all matters that come before the board. The Company plans to create audit and compensation committees as the Company expands its business and an independent director is elected to the board.

Meeting Attendance. During the period ended February 28, 2015, there were two (2) meetings of our Board of Directors. No director attended fewer than 100% of the total number of meetings of the Board of Directors.

Board Leadership Structure

Mr. McMillen serves as the Chairman of our Board of Directors, Chief Executive Officer and President. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer, President and Chairman of the Board as the Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s Chief Executive Officer and President serve as Chairman is in the best interest of the Company’s stockholders at this time. This structure makes the best use of the Chief Executive Officer’s extensive business knowledge.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Generally speaking, management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives and risks associated with our growth strategy, to improve long-term organizational performance and enhance stockholder value. Since Messer’s McMillen and Brigante serve as both our senior management and only directors, the Company relies on their extensive experience in managing the risks associated with the Company’s operations.. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, we assess the various risks being mitigated and determine what constitutes an appropriate level of risk for us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) reports were timely filed.

On January 23, 2014, the Board of Directors of the Company adopted a written Code of Ethics that applies, to among others, our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Our Code of Ethics will be made available to our stockholders, without charge, upon request, in writing to the Corporate Secretary at 4171 Old Stockyard Road, Suite F, Marshall, VA 20115, Attention: Michael T. Brigante, Chief Financial Officer. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact the Chief Financial Officer at (540) 364-8131. Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Property Management Corporation of America, 4174 Old Stockyard Road, Suite F, Marshall, VA 20115.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended February 28, 2015 and 2014 to (1) our Chief Executive Officer and President, and (2) our Vice President and Chief Financial Officer.

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

C. Thomas McMillen,	2015	$—	$—	—	$—	—	$—	$—
Chairman of the Board,	2014	$—	$—	—	$—	—	$—	$—
Chief Executive Officer and President

Michael T. Brigante	2015	$—	$—	—	$—	—	$—	$—
Executive Vice	2014	$—	$—	—	$—	—	$—	$—
President and Chief Financial Officer

Narrative Disclosure to Summary Compensation Table

Neither Messer’s McMillen nor Brigante are subject to employment contracts. Messer’s McMillen and Brigante devote their full time efforts to the Company and have agreed to fulfill their employment responsibilities without compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no equity awards outstanding at February 28, 2015. The Company does not currently have an equity incentive program.

Nonqualified Deferred Compensation

The Company does not have any non-qualified deferred compensation plans.

Director Compensation

The Company does not compensate Messer’s McMillen or Brigante for their participation as Directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of May 29, 2015 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of May 29, 2015, pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership is based on 10,007,000 shares of Common Stock outstanding as of May 29, 2015.

The address for each of the directors and named executive officers is c/o Property Management Corporation of America, 4174 Old Stockyard Road, Suite F, Marshall, VA 20115.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
C. Thomas McMillen(2)	7,500,000	75.0%
Michael T. Brigante (3)	1,500,000	15.0%
Executive officers and directors as a group (2 persons)	9,000,000	90.0%
5% or more stockholders
None(4)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 29, 2015.

(2)	Reflects Mr. McMillen’s purchase of 7,500,000 shares of our common stock for par value of $0.0001or $750 in January 2014.

(3)	Reflects Mr. Brigante’s purchase of 1,500,000 shares of our common stock for par value of $0.0001or $150 in January 2014.

.

(4)	Based solely on review of stockholders positions as reflected on the transfer agents records as of May 19, 2015 and the lack of filings of Schedule 13G filed with the Securities and Exchange Commission as of May 19, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of February 28, 2015, the Company owed Washington Capital Advisors $17,801, including interest of $301.

Washington Capital Advisors LLC is an entity controlled by or Chairman, Chief Executive Officer and President C. Thomas McMillen.

Revenue

One hundred percent (100%) of the Company’s revenue comes from the management of two properties under property management services contracts. These properties are majority owned by our Chief Executive Officer and our Chief Financial Officer.

Office Space

The Company sublets approximate 250 square feet of office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors, a company controlled by C. Thomas McMillen, the Company’s Chairman, President and Chief Executive Officer.

Rent expense related to its office space was $4,200 for the twelve months ended February 28, 2015.

We believe that each of the above referenced transactions was made on terms not materially less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions between us and officers, directors, principal stockholders or affiliates, will be on terms not materially less favorable to us than could be obtained from an unaffiliated third party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Li & Co., P.C. for our fiscal year ended February 28, 2015. The amount includes the cost to audit our financial statements included in our Registration Statement filed on Form S-1 (March 2014) and for the review of our quarterly filings on Form 10Q during our 2015 fiscal year.

Year Ended
February 28, 2015
Audit fees:(1)	$6,000
Audit related fees:	—
Tax fees:	—
All other fees:	$—
Total	$6,000

 (1) Audit fees represent fees of Li & Co. P.C. for the audit of the Company’s financial statements included in our Registration Statement filed on Form S-1 and review of the Company’s quarterly results of operations and reports on Form 10-Q; and the services that an independent registered public accounting firm would customarily provide in connection with consents and assistance with review of documents filed with the Commission.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors. Consistent with Commission policies regarding auditor independence, Messer’s McMillen and Brigante have responsibility for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, they have established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Board of Directors for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)        The following documents are filed as part of this Annual Report on Form 10-K:

Reference is made to the Index to Consolidated Financial Statements on Page F-1. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a) (3)     Exhibits:

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Quarterly Report on Form 10-Q of Property Management Corporation of America for the period ended November 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-196503), effective June 26, 2014.

** Exhibit filed with this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY MANAGEMENT CORPORATION OF AMERICA

/s/ C. Thomas McMillen	May 29, 2015
C. Thomas McMillen
Chief Executive Officer and President

/s/ Michael T. Brigante	May 29, 2015
Michael T. Brigante
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen
C. Thomas McMillen	Chief Executive Officer, President	May 29, 2015
and Chairman of the Board
(Principal Executive Officer)

/s/ Michael T. Brigante
Michael T. Brigante	Executive Vice President and Chief Financial Officer and Director	May 29, 2015
(Principal Financial and Accounting Officer)

Property Management Corporation of America

February 28, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Property Management Corporation of America

We have audited the accompanying balance sheets of Property Management Corporation of America (the “Company”) as of February 28, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the fiscal year ended February 28, 2015 and for the period from January 23, 2014 (inception) though February 29, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the fiscal year ended February 28, 2015 and for the period from January 23, 2014 (inception) though February 29, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

May 29, 2015

Property Management Corporation of America

Balance Sheets

	February 28, 2015	February 28, 2014

ASSETS
CURRENT ASSETS:
Cash	$1,030	$2,446
Prepaid expenses	-	6,250

Total Current Assets	1,030	8,696

Total Assets	$1,030	$8,696

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,053	$-
Notes payable - related party	17,500	22,537

Total Current Liabilities	40,553	22,537

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized;
10,007,000 and 9,000,000 shares issued and outstanding, respectively	1,001	900
Additional paid-in capital	50,249	-
Accumulated deficit	(90,773)	(14,741)

Total Stockholders' Deficit	(39,523)	(13,841)

Total Liabilities and Stockholders' Deficit	$1,030	$8,696

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

		For the Period From
	For the Fiscal Year	January 23, 2014
	Ended	(inception) through
	February 28, 2015	February 28, 2014

Revenue - related party management fees	$14,259	$1,175

Cost of revenue	6,906	529

Gross margin	7,353	646

Operating expenses
Professional fees	75,936	15,000
General and administrative	2,985	-
Rent	4,200	350

Total operating expenses	83,121	15,350

Loss from operations	(75,768)	(14,704)

Other income (expense)
Interest expense	(264)	(37)

Other income (expense), net	(264)	(37)

Loss before income tax provision	(76,032)	(14,741)

Income tax provision	-	-

Net loss	$(76,032)	$(14,741)

Earnings per share
- basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,593,123	9,000,000

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Period from January 23, 2014 (Inception) through February 15, 2015

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

January 23, 2014 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share upon formation	9,000,000	900			900

Net loss				(14,741)	(14,741)

Balance, February 28, 2014	9,000,000	900	-	(14,741)	(13,841)

Common stock issued for cash at $0.05 per share on July 28, 2014	1,007,000	101	50,249		50,350

Net loss				(76,032)	(76,032)

Balance, February 28, 2015	10,007,000	$1,001	$50,249	$(90,773)	$(39,523)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

		For the Period From
	For the Fiscal Year	January 23, 2014
	Ended	(inception) through
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,032)	$(14,741)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	6,250	(6,250)
Accounts payable and accrued expenses	23,053	-

Net cash used in operating activities	(46,729)	(20,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,350	900
Repayment of notes payable - related party	(5,037)	22,537

Net cash provided by financing activities	45,313	23,437

NET CHANGE IN CASH	(1,416)	2,446

Cash at beginning of reporting period	2,446	-

Cash at end of reporting period	$1,030	$2,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$264	$37
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

February 28, 2015 and 2014

Notes to the Financial Statements

Note 1 - Organization and Operations

Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

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

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company elected the last day of February as its fiscal year end date upon its formation.

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

There were no potentially dilutive common shares outstanding for the reporting period ended February 28, 2015 or 2014.

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

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

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

On January 23, 2014, upon formation, the Company sold an aggregate of 9,000,000 shares of its common stock to the two founders of the Company for cash at $0.0001 per share or $900 in aggregate.

On July 28, 2014, the Company sold 1,007,000 shares of its common stock to 32 investors for cash at $0.05 per share or $50,350 in aggregate.

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

Rent expense related to its office space was $4,200 for the reporting period ended February 28, 2015.

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At February 28, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $90,773 that may be offset against future taxable income through 2035.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,863 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $25,851 and $5,012 for the reporting period ended February 28, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	February 28, 2015	February 28, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	30,863	5,012

Less valuation allowance	(30.863)	(5,012)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended February 28, 2015	For the Period from January 23, 2014 (inception) through February 28, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were following reportable subsequent events to be disclosed.

On May 15, 2015, Washington Capital Advisors provided a $3,500 loan to the Company. The loan is part of a continuing note for loans up to $50,000. The loan bears interest at 1.5% per annum and is due on demand.

