Form 10-Q
period 2015-05-31
Property Management Corp of America
filed 2015-07-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

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

Yes ☐ No ☒

As of July 14, 2015,, there were 10,307,000 shares of common stock, par value $0.0001 per share, outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements and notes to the condensed financial statements for the interim period ended May 31, 2015, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2016. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report, filed on Form 10-K with the SEC on May 29, 2015 as of and for the period March 1, 2014 through Febuary 28, 2015 (year end).

3

Property Management Corporation of America

May 31, 2015 and 2014

Property Management Corporation of America

Balance Sheets

	May 31, 2015	February 28, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,167	$1,030

Total Current Assets	1,167	1,030

Total Assets	$1,167	$1,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,682	$23,053
Notes payable - related party	23,500	17,500

Total Current Liabilities	46,182	40,553

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,007,000 shares issued and outstanding	1,001	1,001
Additional paid-in capital	50,249	50,249
Accumulated deficit	(96,265)	(90,773)

Total Stockholders' Deficit	(45,015)	(39,523)

Total Liabilities and Stockholders' Deficit	$1,167	$1,030

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$3,664	$3,587

Cost of revenue	1,608	1,614

Gross margin	2,056	1,973

Operating expenses
Professional fees	5,317	25,511
General and administrative	1,112	2,983
Rent	1,050	1,050

Total operating expenses	7,479	29,544

Loss from operations	(5,423)	(27,571)

Other income (expense)
Interest expense	(69)	(86)

Other income (expense), net	(69)	(86)

Loss before income tax provision	(5,492)	(27,657)

Income tax provision	-	-

Net loss	$(5,492)	$(27,657)

Earnings per share
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	10,007,000	9,000,000

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Period Ended May 31, 2015

(Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 2014	9,000,000	$900	$-	$(14,741)	$(13,841)

Common stock issued for cash at $0.05 per share on July 28, 2014	1,007,000	101	50,249		50,350

Net loss				(76,032)	(76,032)

Balance, February 28, 2015	10,007,000	1,001	50,249	(90,773)	(39,523)

Net loss				(5,492)	(5,492)

Balance, May 31, 2015	10,007,000	$1,001	$50,249	$(96,265)	$(45,015)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,492)	$(27,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	6,250
Accounts payable and accrued expenses	(371)	21,965

Net cash provided by (used in) operating activities	(5,863)	558

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	6,000	-

Net cash provided by financing activities	6,000	-

NET CHANGE IN CASH	137	558

Cash at beginning of reporting period	1,030	2,446

Cash at end of reporting period	$1,167	$3,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$69	$86
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

May 31, 2015 and 2014

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the period ended February 28, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on May 29, 2015.

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

Critical accounting estimates are estimates for which (a.) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b.) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a.) the Company has incurred recurring losses, (b.) general economic conditions, and (c.) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.); and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended May 31, 2015 or 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a.) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b.) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer,
2.	Identify the performance obligations in the contract,
3.	Determine the transaction price,
4.	Allocate the transaction price to the performance obligations in the contract, and
5.	Recognize revenue when (or as) the entity satisfies a performance obligations.

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations),
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations, and
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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.         Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans),

b.         Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.         Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern,

b.         Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to grow operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Notes Payable – Officer/Stockholder

On January 17, 2014, February 10, 2014, June 6, 2014, July 21, 2014, October 7, 2014, November 6, 2014, May 15, 2015 and May 26, 2015 Washington Capital Advisors LLC, provided $20,000, $2,500, $5,000, $16,000, $10,000, $4,000, $3,500 and $2,500 loans, respectively, to the Company for working capital purposes. The notes bear interest at 1.5% per annum and are due on demand.

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

Rent expense related to its office space was $1,050 and $1,050 for the reporting periods ended May 31, 2015 and 2014, respectively.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On June 22, 2015, the Company sold 300,000 shares of its common stock to three (3) investors at $0.05 per share for stock subscriptions receivable of $15,000.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by federal securities law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “we,” “us,” and “our” refer to Property Management Corporation of America.

Overview

Property Management Corporation of America offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. The Company currently has two management services agreements, one with Marsh Road LLC (Bealeton, Virginia) and one with Main Street Heritage LLC (Marshall, Virginia), both residential and commercial properties. Our two executive officers and directors together have a 55% ownership interest in these initial properties.

We intend to expand our services in 2015 and 2016 and execute additional management services agreements with other residential and commercial property owners over the next several months. Our initial expansion and growth plans include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide.

We offer exceptional customer service and very competitive pricing, which we believe sets us apart from other property management companies. As we grow, we plan to add additional employees with specific skills to enhance our service offerings. We believe the in-house skill set will enable us to enhance our profitability as we will not need to sub-contract these services.

Additionally, management has been reviewing and considering other business opportunities in industries outside of the property management industry.

Results of Operations

Three Month Period Ended May 31, 2015 Compared to the Three Month Period Ended May 31, 2014

Revenue

We recorded $3,664 in revenue from operations for the period ended May 31, 2015 compared to $3,587 for the period ended May 31, 2014. The increase of $77 reflects our higher management fee as a result of increased rents at the properties under management.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,608 in cost of revenue for the period ended May 31, 2015 compared to $1,614 for the period ended May 31, 2014. The decrease of $6 reflects decreased fees for our sub-contracted services.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $7.479 in operating expenses for the period ended May 31, 2015 compared to $29,544 for the period ended May 31, 2014. The decrease of $22,065 reflects the normalizing of operating expenses after our initial public filing.

Our startup phase operating expenses consisted primarily of professional fees and administrative expenses. Future operating expenses will consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

From January 23, 2014 (inception) through May 31, 2015, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our President and Chief Executive Officer. Those loans were in the cumulative amount of $63,870, including interest, and were used to fund our working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,000, including interest and principal, from funds received from the sale of our common stock, which totaled $50,350 (see below). At May 31, 2015, the outstanding loan amount due Washington Capital Advisors was $23,870, including accrued interest of $370.

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

We completed our public offering on July 28, 2014. We used the proceeds of this offering, after the repayment of a portion of our working capital loans, to expand our company, primarily in our marketing efforts and for general working capital purposes. We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $100,000 over the next 12 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations and private placements of our Common Stock; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. We do not currently have any agreements or understandings with any potential financing sources, other than Washington Capital Advisors, and we have not identified any other potential lenders to provide capital.

On June 22, 2015, the Company completed the sale of 300,000 shares of its Common Stock through three (3) private placements of 100,000 shares each. The Company received $15,000 dollars in proceeds from this sale ($0.05/share). The shares were sold privately as unregistered shares, subject to Rule 144 of the Securities Act of 1933, as amended. See Note 6 – “Subsequent Events.”

Our current expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2015 and eventually statewide throughout 2016. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations and private placements of our Common Stock. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

The Company had cash on hand of $1,167 at May 31, 2015. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the three months ended May 31, 2015, the Company had a net increase in cash of $137. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $5,863 in our operating activities during the three months ended May 31, 2015, consisting of a net loss of $5,492, increased by net uses of cash totaling $371 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $6,000 in our financing activities during the three months ended May 30, 2015 consisting of the proceeds of loans to us by Washington Capital Advisors.

As of May 31, 2015, the Company had negative working capital of $45,015.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended May 31, 2015.

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.), and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended November 30, 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a.) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b.) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer,
2.	Identify the performance obligations in the contract,
3.	Determine the transaction price,
4.	Allocate the transaction price to the performance obligations in the contract, and
5.	Recognize revenue when (or as) the entity satisfies a performance obligations.

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations),
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations, and
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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.          Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans),

b.          Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.          Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern,

b.          Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

As of July 14, 2015, we were not subject to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Securities

On June 22, 2015, the Company completed the sale of 300,000 shares of its Common Stock through three (3) private placements of 100,000 shares each. The Company received $15,000 dollars in proceeds from this sale ($0.05/share). The shares were sold privately as unregistered shares, subject to Rule 144 of the Securities Act of 1933, as amended.

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

Of the initial proceeds from the offering, $40,000 has been used to repay working capital loans provided by Washington Capital Advisiors, a firm controlled by our Chairman and CEO. The remaining proceeds from the offering were used for working capital purposes, mostly marketing.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

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

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: July 14, 2015	/s/ Michael T. Brigante
Michael T. Brigante, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

