Form 10-Q
period 2015-08-31
Property Management Corp of America
filed 2015-10-13
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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

Yes ☐ No ☒

As of October 13, 2015, there were 10,307,000 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements and notes to the condensed financial statements for the interim period ended August 31, 2015, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2016. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report, filed on Form 10-K with the SEC on May 29, 2015 as of and for the period March 1, 2014 through Febuary 28, 2015 (year end).

1

Property Management Corporation of America

August 31, 2015 and 2014

Property Management Corporation of America

Balance Sheets

	August 31, 2015	February 28, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,652	$1,030
Management fee receivable	1,222	-

Total Current Assets	2,874	1,030

Total Assets	$2,874	$1,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,868	$23,053
Notes payable - related party	23,500	17,500

Total Current Liabilities	34,368	40,553

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,307,000 and 9,000,000 shares issued and outstanding, respectively	1,031	1,001
Additional paid-in capital	65,219	50,249
Accumulated deficit	(97,744)	(90,773)

Total Stockholders' Deficit	(31,494)	(39,523)

Total Liabilities and Stockholders' Deficit	$2,874	$1,030

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Three Months	For the Six Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,607	$3,586	$7,271	$7,173

Cost of revenue	1,623	1,614	3,231	3,228

Gross margin	1,984	1,972	4,040	3,945

Operating expenses
Professional fees	3,443	18,033	8,760	43,544
General and administrative	7,340	9,313	8,452	12,296
Rent	1,050	1,050	2,100	2,100

Total operating expenses	11,833	28,396	19,312	57,940

Loss from operations	(9,849)	(26,424)	(15,272)	(53,995)

Other income (expense)
Settlement of debt	8,459	-	8,459	-
Interest expense	(89)	(74)	(158)	(160)

Other income (expense), net	8,370	(74)	8,301	(160)

Loss before income tax provision	(1,479)	(26,498)	(6,971)	(54,155)

Income tax provision	-	-	-	-

Net loss	$(1,479)	$(26,498)	$(6,971)	$(54,155)

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	10,189,610	9,372,187	10,098,290	9,186,094

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Period Ended August 31, 2015

(Unaudited)

	Common Stock, Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 2014	9,000,000	$900	$-	$(14,741)	$(13,841)

Common stock issued for cash at $0.05 per share on July 28, 2014	1,007,000	101	50,249		50,350

Net loss				(76,032)	(76,032)

Balance, February 28, 2015	10,007,000	1,001	50,249	(90,773)	(39,523)

Common stock issued for cash at $0.05 per share on June 22, 2015	300,000	30	14,970		15,000

Net loss				(6,971)	(6,971)

Balance, August 31, 2015	10,307,000	$1,031	$65,219	$(97,744)	$(31,494)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	August 31, 2015	August 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,971)	$(54,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Management fee recivable	(1,222)	-
Prepaid expenses	-	6,250
Accounts payable and accrued expenses	(12,185)	24,629

Net cash used in operating activities	(20,378)	(23,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	50,350
Proceeds from note - related party	6,000	(19,000)

Net cash provided by financing activities	21,000	31,350

NET CHANGE IN CASH	622	8,074

Cash at beginning of reporting period	1,030	2,446

Cash at end of reporting period	$1,652	$10,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$158	$160
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

August 31, 2015 and 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, management fee receivable and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On June 22, 2015, the Company sold 300,000 shares of its common stock to 3 investors at $0.05 per share for an aggregate consideration of $15,000.

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

Rent expense related to its office space was $2,100 and $2,100 for the reporting periods ended August 31, 2015 and 2014, respectively.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was a reportable subsequent event to be disclosed as follows:

Effective October 8, 2015, C. Thomas McMillen resigned as Chief Executive Officer and President but will remain Chairman of the Board of Directors. Effective October 9, 2015 Michael T. Brigante, our Chief Financial Officer, was appointed to the position of President and will be the acting Chief Executive Officer until further notice.

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

Results of Operations

Three Month Period Ended August 31, 2015 Compared to the Three Month Period Ended August 31, 2014

Revenue

We recorded $3,607 in revenue from operations for the three month period ended August 31, 2015 compared to $3,586 for the three month period ended August 31, 2014. The increase of $21 reflects our higher management fee as a result of increased rents at the properties under management.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,623 in cost of revenue for the three month period ended August 31, 2015 compared to $1,614 for the three month period ended August 31, 2014. The increase of $9 reflects increased fees for our sub-contracted services.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $11,833 in operating expenses for the three month period ended August 31, 2015 compared to $28,396 for the three month period ended August 31, 2014. The decrease of $16,563 reflects the normalizing of operating expenses after our initial public filing.

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

Six Month Period Ended August 31, 2015 Compared to the Six Month Period Ended August 31, 2014

Revenue

We recorded $7,271 in revenue from operations for the six month period ended August 31, 2015 compared to $7,173 for the six month period ended August 31, 2014. The increase of $98 reflects our higher management fee as a result of increased rents at the properties under management.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $3,231 in cost of revenue for the six month period ended August 31, 2015 compared to $3,228 for the six month period ended August 31, 2014. The increase of $3 reflects increased fees for our sub-contracted services.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $19,312 in operating expenses for the six month period ended August 31, 2015 compared to $57,940 for the six month period ended August 31, 2014. The decrease of $38,628 reflects the normalizing of operating expenses after our initial public filing.

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

Liquidity and Capital Resources

From January 23, 2014 (inception) through August 31, 2015, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our President and Chief Executive Officer. Those loans were in the cumulative amount of $63,500 and were used to fund our working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,000, including interest and principal, from funds received from the sale of our common stock, which totaled $50,350 (see below). At August 31, 2015, the outstanding loan amount due Washington Capital Advisors was $23,959, including accrued interest of $459.

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

We completed our public offering on July 28, 2014. We used the proceeds of this offering, after the repayment of a portion of our working capital loans, to expand our company, primarily in our marketing efforts and for general working capital purposes. We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $150,000 over the next 18 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations and private placements of our Common Stock; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. We do not currently have any agreements or understandings with any potential financing sources, other than Washington Capital Advisors, and we have not identified any other potential lenders to provide capital.

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

Also, management has considered exploring businesses opportunities outside of our current industry focus. If the Company were to find a business opportunity outside of the property management industry, management believes that additional funding would still be necessary in order for the Company to take advantage of any given opportunity.

The Company had cash on hand of $1,652 at August 31, 2015. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the six months ended August 31, 2015, the Company had a net increase in cash of $622. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $20,378 in our operating activities during the six months ended August 31, 2015, consisting of a net loss of $6,971, increased by net uses of cash totaling $13,407 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $21,000 in our financing activities during the six months ended August 31, 2015 consisting of the proceeds from the sale of our common stock of 15,000 increased by proceeds from loans to us from Washington Capital Advisors of $6,000.

As of August 31, 2015, the Company had negative working capital of $31,494.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the six months ended August 31, 2015.

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

As of October 13, 2015, we were not subject to any legal proceedings.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definitions Document

101.LAB**	XBRL Taxonomy Extension Labels Document

101.PRE**	XBRL Taxonomy Extension Presentations Document

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

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: October 13, 2015	/s/ Michael T. Brigante
Michael T. Brigante, President, Chief Financial Officer and
Acting Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)

