Form 10-Q
period 2015-11-30
Property Management Corp of America
filed 2016-01-12
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 10, 2016,, there were 10,307,000 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements and notes to the condensed financial statements for the interim period ended November 30, 2015, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2016. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report, filed on Form 10-K with the SEC on May 29, 2015 as of and for the period March 1, 2014 through February 28, 2015 (year end).

F-2

Property Management Corporation of America

November 30, 2015 and 2014

Property Management Corporation of America

Balance Sheets

	November 30, 2015	February 28, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$541	$1,030
Management fee receivable	2,127	-

Total Current Assets	2,668	1,030

Total Assets	$2,668	$1,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,468	$23,053
Accounts payable and accrued interest - related party	4,747	-
Notes payable - related party	23,500	17,500

Total Current Liabilities	38,715	40,553

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized;
10,307,000 and 10,007,000 shares issued and outstanding, respectively	1,031	1,001
Additional paid-in capital	65,219	50,249
Accumulated deficit	(102,297)	(90,773)

Total Stockholders' Deficit	(36,047)	(39,523)

Total Liabilities and Stockholders' Deficit	$2,668	$1,030

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,339	$3,579	$10,609	$10,752

Cost of revenue	1,647	1,610	4,878	4,838

Gross margin	1,692	1,969	5,731	5,914

Operating expenses
Professional fees	1,500	15,000	10,260	58,544
General and administrative	3,606	4,221	12,058	16,517
Rent	1,050	1,050	3,150	3,150

Total operating expenses	6,156	20,271	25,468	78,211

Loss from operations	(4,464)	(18,302)	(19,737)	(72,297)

Other income (expense)
Settlement of debt	-	-	8,459	-
Interest expense	(88)	(39)	(246)	(199)

Other income (expense), net	(88)	(39)	8,213	(199)

Loss before income tax provision	(4,552)	(18,341)	(11,524)	(72,496)

Income tax provision	-	-	-	-

Net loss	$(4,552)	$(18,341)	$(11,524)	$(72,496)

Earnings per share
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	10,307,000	10,007,000	10,167,350	9,457,682

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders’ Deficit
For the Period Ended November 30, 2015
(Unaudited)

	Common Stock, Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 2014	9,000,000	$900	$-	$(14,741)	$(13,841)

Common stock issued for cash at $0.05 per share on July 28, 2014	1,007,000	101	50,249		50,350

Net loss				(76,032)	(76,032)

Balance, February 28, 2015	10,007,000	1,001	50,249	(90,773)	(39,523)

Common stock issued for cash at $0.05 per share on June 22, 2015	300,000	30	14,970		15,000

Net loss				(11,524)	(11,524)

Balance, November 30, 2015	10,307,000	$1,031	$65,219	$(102,297)	$(36,047)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	November 30, 2015	November 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,524)	$(72,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Management fee recivable	(2,127)	-
Prepaid expenses	-	6,250
Accounts payable and accrued expenses	(12,585)	19,674
Accounts payable and accrued interest - related party	4,747	-

Net cash used in operating activities	(21,489)	(46,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	50,350
Proceeds from note - related party	6,000	(5,037)

Net cash provided by financing activities	21,000	45,313

NET CHANGE IN CASH	(489)	(1,259)

Cash at beginning of reporting period	1,030	2,446

Cash at end of reporting period	$541	$1,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$246	$199
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

November 30, 2015 and 2014

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

There were no potentially dilutive common shares outstanding for the reporting period ended November 30, 2015 or 2014.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On June 22, 2015, the Company sold 300,000 shares of its common stock to 3 investors at $0.05 per share for an aggregate consideration of $15,000.

Note 5 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Washington Capital Advisors LLC	An entity owned and controlled by the Chairman of the Company

Notes Payable – Chairman/Stockholder

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

Revenue

One hundred percent (100%) of the Company’s revenue comes from the management of two properties under management services contracts. These properties are owned in part by the Chairman and President and Chief Financial Officer of the Company.

Office Space

The Company sublets an approximate 250 square foot office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors, a company controlled by C. Thomas McMillen, the Company’s Chairman.

Rent expense related to its office space was $3,150 and $3,150 for the reporting periods ended November 30, 2015 and 2014, respectively.

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

We intend to expand our services in 2016 and execute additional management services agreements with other residential and commercial property owners over the next several months. Our initial expansion and growth plans include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide.

We offer exceptional customer service and very competitive pricing, which we believe sets us apart from other property management companies. As we grow, we plan to add additional employees with specific skills to enhance our service offerings. We believe the in-house skill set will enable us to enhance our profitability as we will not need to sub-contract these services.

In addition to our real estate management and consulting services, management has been reviewing and considering other business opportunities in industries outside of the property management industry.

Results of Operations

Three Month Period Ended November 30, 2015 Compared to the Three Month Period Ended November 30, 2014

Revenue

We recorded $3,339 in revenue from operations for the three month period ended November 30, 2015 compared to $3,579 for the three month period ended November 30, 2014. The decrease of $240 reflects our lower management fee as a result of decreased rents at the properties under management.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,647 in cost of revenue for the three month period ended November 30, 2015 compared to $1,610 for the three month period ended November 30, 2014. The increase of $37 reflects increased fees for our sub-contracted services.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $6,156 in operating expenses for the three month period ended November 30, 2015 compared to $20,271 for the three month period ended November 30, 2014. The decrease of $14,115 reflects the normalizing of operating expenses after our initial public filing.

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

Nine Month Period Ended November 30, 2015 Compared to the Nine Month Period Ended November 30, 2014

Revenue

We recorded $10,609 in revenue from operations for the nine month period ended November 30, 2015 compared to $10,752 for the nine month period ended November 30, 2014. The decrease of $143 reflects our lower management fee as a result of decreased rents at the properties under management.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $4,878 in cost of revenue for the nine month period ended November 30, 2015 compared to $4,838 for the nine month period ended November 30, 2014. The increase of $40 reflects increased fees for our sub-contracted services.

Since our inception, cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $25,468 in operating expenses for the nine month period ended November 30, 2015 compared to $78,211 for the nine month period ended November 30, 2014. The decrease of $52,743 reflects the normalizing of operating expenses after our initial public filing.

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

Liquidity and Capital Resources

From January 23, 2014 (inception) through November 30, 2015, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our Chairman. Those loans were in the cumulative amount of $63,500 and were used to fund our working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,000, including interest and principal, from funds received from the sale of our common stock, which totaled $50,350 (see below). At November 30, 2015, the outstanding loan amount due Washington Capital Advisors was $24,047, including accrued interest of $547.

Washington Capital Advisors has agreed to loan us additional amounts of up to a total of $50,000 (inclusive of the currently outstanding loan amount). See Note 5 “ Related Party Transactions” for the terms of these loans. Additionally, Mr. McMillen and Michael T. Brigante, our President and Chief Financial Officer and a director, purchased shares of common stock from us at a price of $900 and these funds have also been used in our operations.

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

The Company had cash on hand of $541 at November 30, 2015. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the nine months ended November 30, 2015, the Company had a net decrease in cash of $489. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $21,489 in our operating activities during the nine months ended November 30, 2015, consisting of a net loss of $11,524, increased by net uses of cash totaling $9,965 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $21,000 in our financing activities during the nine months ended November 30, 2015 consisting of the proceeds from the sale of our common stock of $15,000 increased by proceeds from loans to us from Washington Capital Advisors of $6,000.

As of November 30, 2015, the Company had negative working capital of $36,047.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the nine months ended November 30, 2015.

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

There were no potentially dilutive common shares outstanding for the reporting periods ended November 30, 2015 or 2014.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our acting principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

As of January 11, 2016, we were not subject to any legal proceedings.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-196503), effective June 26, 2014.

**	Exhibit filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: January 12, 2016	/s/ Michael T. Brigante
Michael T. Brigante, President, Chief Financial Officer and
Acting Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)

