Form 10-K
period 2016-02-29
Property Management Corp of America
filed 2016-05-31
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 29, 2016

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

As of May 15, 2016, the registrant had 10,307,000 shares of common stock outstanding, par value $0.0001.

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

We offer management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. Our services are currently offered in Fauquier County, Virginia, but it is our intention to expand our services statewide. We currently manage two properties in Fauquier County, Virginia, which include residential and commercial space, and our recurring monthly revenues from these properties are approximately $1,120. Messer’s McMillen, our Chairman, and Brigante, our Acting Chief Executive Officer, President and CFO, and our only two directors, have a combined 55% ownership interest in these properties. We expect to sign management services and consulting contracts with other, non-affiliated, residential and commercial property owners in the future.

Our expansion and growth plans for the future include establishing satellite offices in other counties in Virginia and eventually statewide. We offer exceptional customer service and very competitive pricing, which we believe sets us apart from other property management companies. As we grow, we plan to add additional employees with specific skills to enhance our service offerings. We believe the in-house skill set will enable us to enhance our profitability as we will not have to sub-contract any of our services.

Recent Developments

In April, May and December 2015 and in February 2016, we entered into discussions to provide property management services to six (6) additional properties consisting of a total of three (3) commercial units and fifty eight (58) residential units. All the additional properties under discussion are properties that are owned, in part, by Messer’s McMillen and Brigante. Four (4) of these properties are located in Warren County, Virginia and two (2) of the properties is located in Fauquier County, Virginia. As of the date of this filing final agreements have not yet been reached.

In September 2015, Mr. McMillen, our then President and Chief Executive Officer and Chairman of our Board of Directors resigned his positions of President and Chief Executive Office. Mr. McMillen’s resignations as an officer of the Company had the effect of removing him for the daily operations of the Company. Mr. McMillen remains the Chairman of the Board of Directors. Also in September 2015, Mr. Brigante, our current Chief Financial Officer, was appointed to the position of President and is the acting Chief Executive Officer of the Company.

In January 2016, the Company initiated a private placement (the “Private Placement”) of up to 500,000 units (the “Units”) consisting of two (2) shares of the Company’s Common Stock and a Common Stock warrant. The Units are priced at $0.50 each and the warrant is exercisable for three (3) years after the subscription date for $0.75. The Company hopes to raise up to $250,000 to investigate the possibility of entering the on-line real estate investment industry. This industry, known to some as real estate crowd funding, has been popularized over the last couple of years and has attracted just afew companies. Management believes this sector is underserved and lacks a regional company to consolidate funding opportunities. Additionally, management believes it can use its property management services to serve properties acquired through on-line funding.

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

With the recent struggles in the sale of real estate in the geography we serve, we have witnessed several property owners revert to renting their property when sales efforts have not been successful. We target these specific property owners who have little or no experience in renting properties as our services are a turnkey solution for them.

Our focus has initially been on a small regional footprint in Virginia. However, we believe our services are needed in many locations statewide and nationally. We do not intend to compete with large national property management companies, whose primary focus is on large commercial properties, generally located in urban areas.

Our Customers

We currently have management services contracts with two customers; Marsh Road LLC and Main Street Heritage LLC, which account for recurring monthly revenue of $730 and $390, respectively. Our general services agreement stipulates that our fees are ten percent (10%) of monthly rental income, due the first of each month. Each of our current contracts started March 1, 2015 and terminate on February 28, 2016 (with automatically renews for the same period of the prior year), unless earlier terminated by written agreement between the property owner and us. The property owner can request additional services in writing such as bookkeeping services, property remodeling, property appraisal and property sales support. The fee for each of these additional services is negotiated with the property owner, based on the amount of our time and costs associated with the requested activity. We will continue to use this model as we expand our business.

Under our general services agreement, we agree to provide the services described above for the term of the agreement. Our fee for these services is billed on the first day of each month based on the monthly rent collected by us and in some cases we remit to the property owner a net amount of rent, which has been reduced by our fee.

Competition

We currently compete locally in Fauquier County, Virginia and will eventually compete on a statewide basis with a variety of companies that offer similar services as ours. Based on our review of advertisements, we believe the majority of these companies engage in real estate sales and offer property management services as an add on to their core business. These companies have had many more years of business experience, have proprietary processes and have greater financial and personnel resources, including marketing and sales organizations. We do not believe any one company holds a dominant share of the local or statewide market which we are focused on.

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

Environmental Matters

In our operations, we do not store, handle, emit, transport or discharge hazardous materials or waste products. Accordingly, we do not anticipate current or future environment matters that may affect our business.

Employees

As of February 29, 2016, we employed one executive officer on a full-time basis. We currently use independent contract labor to deliver services to our clients. No employees or contractors are covered by collective bargaining agreements. We consider relations with our employee and contractors to be good.

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

We sublet approximately 250 square feet of office space in Marshall, Virginia, which serves as our principal executive offices. Our sublease at this location is on a month-to-month basis and we currently pay $350 in rent per month, including furniture, office equipment, utilities and secretarial support. We sublease this office from Washington Capital Advisors, a company controlled by C. Thomas McMillen, our Chairman.

We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3.	LEGAL PROCEEDINGS

As of May 29, 2016, there are no pending or threatened lawsuits against us.

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

Year 2016	High	Low
4th Quarter (December 2015 – February 2016)	$0.52	$0.50
3rd Quarter (September 2015 – November 2015)	$0.52	$0.25
2nd Quarter (June 2015 - August 2015)	$0.69	$0.25
1st Quarter (March 2015 – May 2015)	$1.00	$0.05

Year 2015	High	Low
4th Quarter (December 2014 – February 28, 2015)	$0.05	$0.05
3rd Quarter (September 2014 – November 2014)	$0.00	$0.00
2nd Quarter (June 2014 - August 2014)	$0.00	$0.00
1st Quarter (March 2014 – May 2014)	$0.00	$0.00

Year 2014
4th Quarter (January 2014 (inception) – February 28, 2014)	$0.00	$0.00

Holders of our Common Stock

As of May 15, 2016, there were 37 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 22, 2015, the Company sold 300,000 shares of its Common Stock through three (3) private placements of 100,000 shares each. The Company received $15,000 dollars in proceeds from this sale ($0.05/share). The shares were sold privately as unregistered shares, subject to Rule 144 of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended February 28, 2016, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Recent Developments

In April, May and December 2015 and in February 2016, we entered into discussions to provide property management services to six (6) additional properties consisting of a total of three (3) commercial units and three (3) properties with fifty eight (58) residential units. All the additional properties under discussion are properties that are owned, in part, by Messer’s McMillen and Brigante. Four (4) of these properties are located in Warren County, Virginia and two (2) of the properties is located in Fauquier County, Virginia. As of the date of this filing final agreements have not yet been reached.

In September 2015, Mr. McMillen, our then President and Chief Executive Officer and Chairman of our Board of Directors resigned his positions of President and Chief Executive Officer. Mr. McMillen’s resignations as an officer of the Company had the effect of removing him for the daily operations of the Company. Mr. McMillen remains the Chairman of the Board of Directors. Also in September 2015, Mr. Brigante, our current Chief Financial Officer, was appointed to the position of President and is the acting Chief Executive Officer of the Company.

In January 2016, the Company initiated a Private Placement of up to 500,000 Units consisting of two (2) shares of the Company’s Common Stock and a Common Stock warrant to purchase one share of the Company’s Common Stock. The Units are priced at $0.50 each and the warrant is exercisable for three (3) years after the subscription date for $0.75. The Company hopes to raise up to $250,000 to investigate the possibility of entering the on-line real estate investment industry. This industry, known to some as real estate crowd funding, has been popularized over the last couple of years and has attracted a just few companies. Management believes this sector is underserved and lacks a regional company to consolidate funding opportunities. Additionally, management believes it can use its property management services to serve properties acquired through on-line funding.

Overview

Property Management Corporation of America was incorporated in Delaware on January 23, 2014. Our principal executive office is located at 4174 Old Stockyard Road, Suite F, Marshall, Virginia 20115. Our main telephone number is (540) 364-8131.

We offer management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. Our services are currently offered in Fauquier County, Virginia, but it is our intention to expand our services statewide. We currently manage two properties in Fauquier County, Virginia, which include residential and commercial space, and our recurring monthly revenues from these properties are approximately $1,120. Messer’s McMillen and Brigante, our Chairman, and President and CFO, respectively, and our two directors, have a combined 55% ownership interest in these properties. We expect to sign management services and consulting contracts with other, non-affiliated, residential and commercial property owners over the next several months.

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

Results of Operations

The discussion below compares the Company’s results for the periods ended February 29, 2016 and February 28, 2015. These results reflect the normal operations of our business. Although we offer various services under our management services agreements, we do not believe these services are unique enough in nature within the property management industry to warrant reporting their results separately. Therefore, the results below are inclusive of all the services offered to our customers under our management services agreements.

The Company has measured the impact of inflation and changing prices on operating expenses and net income for periods included in this Annual Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices this period.

Years Ended February 29, 2016 compared to year ended February 28, 2015

Revenue

We recorded $14,558 and $14,259 in revenue from operations, respectively, for the years ended February 29, 2016 and February 28, 2015. The increase of $299 reflects rent adjustments on the properties under management.

Our main source of revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $6,551 and $6,906 in cost of revenue, respectively, for the years ended February 29, 2016 and February 28, 2015. The decrease of $355 is a result of adjustments in the consulting fee of the subcontractor managing the properties.

Cost of revenue consists of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs. Other costs that will be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $20,797 and $83,121 in operating expenses, respectively, for the years ended February 29, 2016 and February 28, 2015. The decrease of $62,324 reflects the normalization of operating expenses, primarily professional fees, post our initial public offering.

Our operating expenses consist of professional fees, administrative expenses and rent. It is possible our future operating expenses will consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

Net loss

We recognized $13,133 and $76,023 in net losses, respectively, for the years ended February 29, 2016 and February 28, 2015. The decrease of $62,890 reflects the normalization of operating expenses, primarily professional fees, post our initial public offering.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the fiscal year ended February 29, 2016, the Company incurred a net loss of $13,133, used cash in operations of $23,876, and at February 29, 2016, the Company had a stockholders’ deficit of $37,656. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

From January 23, 2014 (inception) through February 29, 2016, we have relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our Chairman. Those loans were in the cumulative amount of $68,144, including interest, and together with operating cash flow, were used to fund our working capital requirements. On July 29, 2014, we repaid Washington Capital Advisors $40,037 from funds received from the sale of our common stock, which totaled $50,350 (see below). At February 29, 2016, the outstanding loan amount due Washington Capital Advisors was $27,500 and accrued interest was $644.

Washington Capital Advisors has agreed to loan us amounts of up to a total of $50,000 (inclusive of the currently outstanding loan amount). See Note 5 “Related Party Transactions” for the terms of these loans. Additionally, Mr. McMillen and Michael T. Brigante, our Chief Financial Officer and a director, purchased shares of common stock from us at a price of $900 in fiscal 2014 and these funds have also been used in our operations.

We completed the minimum requirement of our public offering on July 28, 2014. We used the remaining net proceeds of this offering, after the repayment of a portion of our working capital loans, for general working capital purposes. We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $75,000 over the next 12 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations and/or private placement of our Common Stock; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. We do not currently have any agreements or understandings with any potential debt financing sources, other than Washington Capital Advisors, and we have not identified any other potential lenders to provide capital.

In January 2016, the Company initiated a Private Placement of up to 500,000 Units, each Unit consisting of two (2) shares of the Company’s Common Stock and a Common Stock warrant, to purchase one share of the Company’s Common Stock. The Units are priced at $0.50 each and the warrant is exercisable for three (3) years after the subscription date for $0.75. The Company hopes to raise up to $250,000 for general working capital purposes and to investigate the possibility of entering the on-line real estate investment industry. This industry, known to some as real estate crowd funding, has been popularized over the last couple of years and has attracted a just few companies. Management believes this sector is underserved and lacks a regional company to consolidate funding opportunities. Additionally, management believes it can use its property management services to serve properties acquired through on-line funding.

Our current property management expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2016 and eventually statewide throughout 2017 and 2018. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations and private placement of our stock. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

The Company had cash on hand of $2,154 at February 29, 2016. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the twelve months ended February 29, 2016, the Company had a net increase in cash of $1,124. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $23,876 in our operating activities during the twelve months ended February 29, 2016, consisting of a net loss of $13,133 increased by $10,743 due to changes in our operating assets and liabilities. We used net cash in operating activities the twelve months ended February 28, 2015, consisting of a net loss of $76,032 increased by $6,250 due to changes in our prepaid expenses and $23,053 due to changes in our operating assets and liabilities.

Cash Flows From Financing Activities

We provided net cash of $25,000 in our financing activities during the twelve months ended February 29, 2016 consisting of the sale of 300,000 of our common shares in the amount of $15,000, increased by loans from affiliates in the amount of $10,000. We provided net cash of $45,313 in our financing activities during the twelve months ended February 28, 2015 consisting of the sale of 1,007,000 of our common shares in the amount of $50,350, increased by loans from affiliates in the amount of $35,000 and decreased by payment of loans to affiliates in the amount of $40,037.

As of February 29, 2016, the Company had negative working capital of $37,656.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the year ended February 29, 2016.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities. Actual results could differ from those estimates.

Revenue Recognition

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

Recently Issued Accounting Pronouncements

A discussion with respect to recently issued accounting standards is provided at Note 2 to the Company’s financial statements.

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

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, as of February 29, 2016, under the supervision and with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Acting Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of February 29, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

This item is not applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the period ended February 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are, as of May 15, 2016, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

C. Thomas McMillen	64	Chairman of the Board of Directors

Michael T. Brigante	61	Acting Chief Executive Officer, President, Chief Financial Officer, Treasures, Secretary and Director

C. Thomas McMillen has served as the Company‘s Chairman since January 23, 2014. Mr. McMillen currently serves as Chief Executive Officer and President of the DIA Athletic Directors Association since September 2015. Mr. McMillen has served on the board of Nestar Broadcasting Group since July 2014. He has also served on the board of RCS Capital Corporation since May 2013. In January 2016, RCS Capital Corporation filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court for the District of Delaware under a prearranged plan with the consent of the majority of its creditors. He also serves on the advisory boards of Clean Energy Systems, a clean coal technology firm, Integrity Global Security, a cyber security firm and the Association of Rare Earth. Mr. McMillen has served as the Chairman and Chief Executive Officer of Washington Capital Advisors, from 2014 to September 2015. Mr. McMillen served as Timios National Corporation’s (formerly Homeland Security Capital Corporation) Chief Executive Officer and Chairman of the Board from August 2005 and served as its President from July 2011 to February 2014. From May 2011 to July 2013, Mr. McMillen served as Chairman of the National Foundation on Fitness, Sports and Nutrition, a Congressionally authorized foundation that Mr. McMillen founded where he now currently serves as Treasurer. From 2010 to 2012, Mr. McMillen was the sole member and manager of NVT License Holdings, LLC (commonly known as New Vision Television), a Delaware limited liability company, which was the indirect parent and controlling entity of several other limited liability companies which held the Federal Communications Commission licenses for eight full power and two low power television stations in eight different television markets. From April 2007 until June 2015, he served on the Board of Regents of the University of Maryland System. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK), and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware in September 2010. From 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

We believe Mr. McMillen’s previous experience as a member of the Board of Directors of Nexstar Broadcasting, Timios National Corporation, the University of Maryland System, Dominion Funds, Inc., Ultimate Escapes, Inc., and other companies, his previous experience as an officer of Fortress International Group, Timios National Corporation and other entities and his expertise in United States public policy and politics make him well qualified to serve on our Board of Directors.

Michael T. Brigante. Mr. Brigante has served as the Company’s President and acting Chief Executive Officer since September 20, 2015 and its Chief Financial Officer, Treasurer and Secretary and Director since its inception on January 23, 2014. Since 2010, Mr. Brigante has also served is the Managing Member of Somerset Capital Advisors, a Financial Consultancy firm. Prior to joining the Company, Mr. Brigante served as the Executive Vice President of Finance (since 2011) and Chief Financial Officer (since July 2006) of Timios National Corporation (formerly Homeland Security Capital Corporation), a publically traded title and escrow company, until his resignation in February 2014. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a FINRA registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From July 1999 until his departure in December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.

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

Meeting Attendance. During the period ended February 29, 2016, there was one (1) meeting of our Board of Directors. No director attended fewer than 100% of the total number of meetings of the Board of Directors.

Board Leadership Structure

Mr. McMillen serves as the Chairman of our Board of Directors and Mr. Brigante serves as a Director. The Board of Directors does not have a policy regarding the separation of the roles of Acting Chief Executive Officer, President, CFO and a Director. The Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s Acting Chief Executive Officer, President and CFO serve as a Director is in the best interest of the Company’s stockholders at this time.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Generally speaking, management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives and risks associated with our growth strategy, to improve long-term organizational performance and enhance stockholder value. Since Messer’s McMillen and Brigante serve as both our senior management and only directors, the Company relies on their extensive experience in managing the risks associated with the Company’s operations. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, we assess the various risks being mitigated and determine what constitutes an appropriate level of risk for us.

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

On January 23, 2014, the Board of Directors of the Company adopted a written Code of Ethics that applies, to among others, our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Our Code of Ethics will be made available to our stockholders, without charge, upon request, in writing to the Corporate Secretary at 4171 Old Stockyard Road, Suite F, Marshall, VA 20115, Attention: Michael T. Brigante, President. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact the President at (540) 364-8131. Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Property Management Corporation of America, 4174 Old Stockyard Road, Suite F, Marshall, VA 20115.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended February 29, 2016, February 28, 2015 and 2014 to (1) our Chief Executive Officer and President at the time, and (2) our current Acting Chief Executive Officer, President (since September 2015) and Chief Financial Officer.

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

C. Thomas McMillen,	2016	$—	$—	$—	$—	$—	$—	$—
Chairman of the Board,	2015	$—	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—	$—

Michael T. Brigante	2016	$—	$—	$—	$—	$—	$—	$—
Acting Chief Evecutive	2015	$—	$—	$—	$—	$—	$—	$—
Officer, President and Chief Financial Officer	2014	$—	$—	$—	$—	$—	$—	$—

Narrative Disclosure to Summary Compensation Table

Neither Messer’s McMillen nor Brigante are subject to employment contracts. Messer’s McMillen and Brigante devote their full time efforts to the Company and have agreed to fulfill their employment responsibilities without compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no equity awards outstanding at February 29, 2016. The Company does not currently have an equity incentive program.

Nonqualified Deferred Compensation

The Company does not have any non-qualified deferred compensation plans.

Director Compensation

The Company does not compensate Messer’s McMillen or Brigante for their participation as Directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of May 15, 2016 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of May 15, 2016, pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership is based on 10,307,000 shares of Common Stock outstanding as of May 15, 2016.

The address for each of the directors and named executive officers is c/o Property Management Corporation of America, 4174 Old Stockyard Road, Suite F, Marshall, VA 20115.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
C. Thomas McMillen(2)	7,500,000	72.8%
Michael T. Brigante (3)	1,500,000	14.6%
Executive officers and directors as a group (2 persons)	9,000,000	87.4%
5% or more stockholders
None(4)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 15, 2016.

(2)	Reflects Mr. McMillen’s purchase of 7,500,000 shares of our common stock for par value of $0.0001or $750 in January 2014.

(3)	Reflects Mr. Brigante’s purchase of 1,500,000 shares of our common stock for par value of $0.0001or $150 in January 2014.

(4)	Based solely on review of stockholders positions as reflected on the transfer agents records as of May 15, 2016 and the lack of filings of Schedule 13G filed with the Securities and Exchange Commission as of May 19, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable – Officer/Stockholder

On January 17, 2014, February 10, 2014, June 6, 2014, July 21, 2014, October 7, 2014, November 6, 2014, May 15, 2015, May 26, 2015 and December 31, 2015 Washington Capital Advisors LLC, provided $20,000, $2,500, $5,000, $16,000, $10,000, $4,000, $3,500, $2,500 and $4,000 loans, respectively, to the Company for working capital purposes. The notes bear interest at 1.5% per annum and are due on demand.

On August 1, 2014, the Company repaid $40,000 to Washington Capital Advisors LLC. The repayment included principal and interest through that date.

As of February 29, 2016, the Company owed Washington Capital Advisors $28,144, including interest of $644.

Washington Capital Advisors LLC is an entity controlled by or Chairman C. Thomas McMillen.

Revenue

One hundred percent (100%) of the Company’s revenue comes from the management of two properties under property management services contracts. These properties are majority owned by our Chairman and our Acting Chief Executive Officer, President and Chief Financial Officer.

Office Space

The Company sublets approximate 250 square feet of office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors, a company controlled by C. Thomas McMillen, the Company’s Chairman.

Rent expense related to its office space was $4,200 for the twelve months ended February 29, 2016.

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

The following table presents fees for professional services rendered by Li & Co., P.C. for our fiscal year ended February 29, 2016. The amount includes the cost to audit our 2015 10-K and for the review of our quarterly filings on Form 10-Q during our 2016 fiscal year.

Year Ended
February 28, 2015
Audit fees:(1)	$8,500
Audit related fees:	—
Tax fees:	—
All other fees:	$—
Total	$8,500

(1) Audit fees represent fees of Li & Co. P.C. for the audit of the Company’s annual results of operations and reports on Form 10-K and review of the Company’s quarterly results of operations and reports on Form 10-Q; and the services that an independent registered public accounting firm would customarily provide in connection with consents and assistance with review of documents filed with the Commission.

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

(b) (3) Exhibits:

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following materials from the Annual Report on Form 10-K of Property Management Corporation of America for the period ended February 29, 2016 and February 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-196503), effective June 26, 2014.

** Exhibit filed with this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY MANAGEMENT CORPORATION OF AMERICA

/s/ Michael T. Brigante	May 31, 2016
Michael T. Brigante
Acting Chief Executive Officer, President and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen
C. Thomas McMillen	Chairman of the Board of Directors	May 31, 2016

/s/ Michael T. Brigante
Michael T. Brigante	Acting Chief Executive Officer, President and Chief Financial Officer and Director	May 31, 2016
(Principal Executive, Financial and Accounting Officer)

Property Management Corporation of America

February 29, 2015 and February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Property Management Corporation of America

We have audited the accompanying balance sheet of Property Management Corporation of America (the “Company”) as of February 29, 2016, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended February 29, 2016, the Company incurred a net loss and used cash in operations, and at February 29, 2016, had a stockholders' deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A.

Los Angeles, California

May 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Property Management Corporation of America

We have audited the accompanying balance sheets of Property Management Corporation of America (the “Company”) as of February 28, 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and the results of its operations and its cash flows for the fiscal year then ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey

May 29, 2015

Property Management Corporation of America

Balance Sheets

	February 29, 2016	February 28, 2015

ASSETS
CURRENT ASSETS:
Cash	$2,154	$1,030

Total Assets	$2,154	$1,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,310	$23,053
Notes payable - related party	27,500	17,500

Total Current Liabilities	39,810	40,553

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,307,000 and 10,007,000 shares issued and outstanding, respectively	1,031	1,001
Additional paid-in capital	65,219	50,249
Accumulated deficit	(103,906)	(90,773)

Total Stockholders' Deficit	(37,656)	(39,523)

Total Liabilities and Stockholders' Deficit	$2,154	$1,030

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	February 29, 2016	February 28, 2015

Revenue	$14,558	$14,259

Cost of revenue	6,551	6,906

Gross margin	8,007	7,353

Operating expenses
Professional fees	1,801	75,936
General and administrative	14,796	2,985
Rent	4,200	4,200

Total operating expenses	20,797	83,121

Loss from operations	(12,790)	(75,768)

Other income (expense)
Interest expense	(343)	(264)

Net loss	$(13,133)	$(76,032)

Earnings per share
- basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	10,214,123	9,593,123

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Fiscal Years Ended February 29, 2016 and February 28, 2015

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 1, 2014	9,000,000	$900	$-	$(14,741)	$(13,841)

Common stock issued for cash at $0.05 per share	1,007,000	101	50,249		50,350

Net loss				(76,032)	(76,032)

Balance, February 28, 2015	10,007,000	1,001	50,249	(90,773)	(39,523)

Common stock issued for cash at $0.05 per share	300,000	30	14,970		15,000

Net loss				(13,133)	(13,133)

Balance, February 29, 2016	10,307,000	$1,031	$65,219	$(103,906)	$(37,656)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,133)	$(76,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	6,250
Accounts payable and accrued expenses	(10,743)	23,053

Net cash used in operating activities	(23,876)	(46,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	50,350
Proceeds from note payable - related party	10,000	35,000
Repayment of notes payable - related party	-	(40,037)

Net cash provided by financing activities	25,000	45,313

NET CHANGE IN CASH	1,124	(1,416)

Cash at beginning of reporting period	1,030	2,446

Cash at end of reporting period	$2,154	$1,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$343	$264
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

Years ended February 29, 2016 and February 28, 2015

Notes to the Financial Statements

Note 1 - Organization and Operations

Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended February 29, 2016, the Company incurred a net loss of $13,133, used cash in operations of $23,876, and at February 29, 2016, had a stockholders' deficit of $37,656. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to continue operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities. Actual results could differ from those estimates.

Revenue Recognition

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

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended February 29, 2016 and February 28, 2015, the basic and diluted shares outstanding were the same, as there were no potentially dilutive shares outstanding.

Fair Value of Financial Instruments

Under current accounting guidance, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. As of February 29, 2016, the amounts reported for cash, accounts payable and accrued liabilities, and notes payable approximated fair value because of their short-term maturities.

Concentrations of Risk

For the years ended February 29, 2016 and February 28, 2015, we derived 100% of our revenue from the management of two properties under management services contracts. These properties are owned in part by the Chairman and acting Chief Executive Officer, President and Chief Financial Officer of the Company.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Stockholders’ Deficit

On June 22, 2015, the Company sold 300,000 shares of its common stock to three third party investors at $0.05 per share for an aggregate of $15,000. The price of the shares was negotiated between the Company and the investors.

On July 28, 2014, the Company sold 1,007,000 shares of its common stock to 32 investors for cash at $0.05 per share or $50,350 in aggregate.

Note 4 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Party	Relationship

Washington Capital Advisors LLC	An entity owned and controlled by the Chairman of the Company

Notes Payable – Officer/Stockholder

The Company has a promissory note with Washington Capital Advisors LLC that matures January 17, 2018, bears interest at 1.5% per annum, and is secured by all assets of the Company. At February 28, 2014, the notes payable to Washington Capital Advisors LLC totaled $22,500. During fiscal 2015, the Company borrowed an additional $35,500, repaid $40,037 of principal and interest, and at February 28, 2015, the total due to Washington Capital Advisors was $17,500. During fiscal 2016, the Company borrowed an additional $10,000, and at February 29, 2016, the total due to Washington Capital Advisors was $27,500.

Office Space

The Company sublets an approximate 250 square foot office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors, a company controlled by the Company’s Chairman.

Rent expense related to its office space was $4,200 and $4,200, respectively, for the fiscal years ended February 29, 2016 and February 28, 2015.

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of February 29, 2016 and February 28, 2015 are summarized below.

	February 29, 2016	February 28, 2015
Net deferred tax assets – Non-current:

Net operating loss carryforwards	$35,328	$30,863

Less valuation allowance	(35,328)	(30,863)

Deferred tax assets, net of valuation allowance	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of February 29, 2016 and February 28, 2015, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended February 29, 2016 and February 28, 2015 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended February 29, 2016 and February 28, 2015.

	For the Year Ended February 29, 2016	For the Year Ended February 28, 2015

U.S. Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

