Form 10-Q
period 2016-05-31
Property Management Corp of America
filed 2016-07-11
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended May 31, 2016

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

As of July 10, 2016, there were 10,307,000 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements and notes to the condensed financial statements for the interim period ended May 31, 2016, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report, filed on Form 10-K with the SEC on May 31, 2016 as of and for the period March 1, 2015 through February 29, 2016 (year end).

1

Property Management Corporation of America

Condensed Balance Sheets

	May 31, 2016	February 29, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$474	$2,154

Total Current Assets	474	2,154

Total Assets	$474	$2,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,863	$12,310
Notes payable - related party	27,500	27,500

Total Current Liabilities	44,363	39,810

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,307,000 and 10,007,000 shares issued and outstanding, respectively	1,031	1,031
Additional paid-in capital	65,219	65,219
Accumulated deficit	(110,139)	(103,906)

Total Stockholders' Deficit	(43,889)	(37,656)

Total Liabilities and Stockholders' Deficit	$474	$2,154

See accompanying notes to the financial statements.

Property Management Corporation of America

Condensed Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2016	May 31, 2015
	(Unaudited)	(Unaudited)

Revenue	$3,474	$3,664

Cost of revenue	1,564	1,608

Gross margin	1,910	2,056

Operating expenses
Professional fees	4,141	5,317
General and administrative	2,848	1,112
Rent	1,050	1,050

Total operating expenses	8,039	7,479

Loss from operations	(6,129)	(5,423)

Other income (expense)
Interest expense	104	69

Other income (expense), net	104	69

Loss before income tax provision	(6,233)	(5,492)

Income tax provision	-	-

Net loss	$(6,233)	$(5,492)

Earnings per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,307,000	10,007,000

See accompanying notes to the financial statements.

Property Management Corporation of America

Condensed Statement of Changes in Stockholders' Deficit

For the three months ended May 31, 2016 (Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 29, 2016	10,307,000	$1,031	$65,219	$(103,906)	$(37,656)

Net loss				(6,233)	(6,233)

Balance, May 31, 2016 (Unaudited)	10,307,000	$1,031	$65,219	$(110,139)	$(43,889)

See accompanying notes to the financial statements.

Property Management Corporation of America

Condesnsed Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2016	May 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,233)	$(5,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,553	(371)

Net cash used in operating activities	(1,680)	(5,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	6,000

Net cash provided by financing activities	-	6,000

NET CHANGE IN CASH	(1,680)	137

Cash at beginning of reporting period	2,154	1,030

Cash at end of reporting period	$474	$1,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$104	$69
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

Three Months ended May 31, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended May 31, 2016, the Company incurred a net loss of $6,233, used cash in operations of $1,680, and at May 31, 2016, had a stockholders' deficit of $43,889. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended May 31, 2016 the basic and diluted shares outstanding were the same, as there were no potentially dilutive shares outstanding.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of May 31, 2016, the amounts reported for cash, accounts payable and accrued liabilities, and notes payable approximated fair value because of their short-term maturities.

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

Note 3 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Party	Relationship

Washington Capital Advisors LLC	An entity owned and controlled by the Chairman of the Company

Notes Payable – Officer/Stockholder

At May 31, 2016, the Company had a note payable to Washington Capital Advisors LLC totaling $27,500. The note is secured by all the assets of the Company, bears interest at 1.5% per annum, and is due January 17, 2018.

Revenue

One hundred percent (100%) of the Company’s revenue comes from the management of two properties under management services contracts. The Company’s Chairman and acting Chief Executive Officer, President and Chief Financial Officer together have a 55% ownership interest in the two properties.

Office Space

The Company sublets an approximate 250 square foot office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors LLC.

Rent expense related to its office space was $1,050 for the three month periods ended May 31, 2016 and May 31, 2015, respectively.

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

Overview

Property Management Corporation of America offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. The Company currently has two management services agreements, one with Marsh Road LLC (Bealeton, Virginia) and one with Main Street Heritage LLC (Marshall, Virginia), both mixed residential and commercial properties. Our executive officer and our directors together have a 55% ownership interest in these initial properties.

We intend to expand our services in 2016 and 2017 and execute additional management services agreements with other residential and commercial property owners over the next several months. Our initial expansion and growth plans include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide.

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

Results of Operations

Three Month Period Ended May 31, 2016 Compared to the Three Month Period Ended May 31, 2015

Revenue

We recorded $3,474 in revenue from operations for the three month period ended May 31, 2016 compared to $3,664 for the three month period ended May 31, 2015. The decrease of $190 reflects our lower management fee as a result of decreased rents at the properties under management.

Our revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,564 in cost of revenue for the three month period ended May 31, 2016 compared to $1,608 for the three month period ended May 31, 2015. The decrease of $44 reflects decreased fees for our sub-contracted services.

Our cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $8,039 in operating expenses for the three month period ended May 31, 2016 compared to $7,479 for the three month period ended May 31, 2015. The increase of $560 primarily reflects higher professional fees associated with our public filings.

Our normal operating expenses consisted primarily of professional fees and administrative expenses. Future operating expenses could consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

During the three months ended May 31, 2016, the Company incurred a net loss of $6,233, used cash in operations of $1,680, and at May 31, 2016, had a stockholders' deficit of $43,889. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

From January 23, 2014 (inception) through May 31, 2016, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by our Chairman. At May 31, 2016, the outstanding loan and accrued interest amounts due Washington Capital Advisors were $27,500 and $748, respectively.

We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $150,000 over the next 18 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations and private placements of our Common Stock; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. Currently our only definitive financing source is Washington Capital Advisors, which has agreed to loan us up to $50,000 less any currently outstanding loan and accrued interest amounts.

In January 2016, the Company initiated a Private Placement of up to 500,000 Units, each Unit consisting of two (2) shares of the Company’s Common Stock and a Common Stock warrant, to purchase one share of the Company’s Common Stock. The Units are priced at $0.50 each and the warrant is exercisable for three (3) years after the subscription date for $0.75. At May 31, 2016, and through the date of this filing, there have been no sales of Units. The Company hopes to raise up to $250,000 for general working capital purposes and to investigate the possibility of entering the on-line real estate investment industry. This industry, known to some as real estate crowd funding, has been popularized over the last couple of years and has attracted a just few companies. Management believes this sector is underserved and lacks a regional company to consolidate funding opportunities. Additionally, management believes it can use its property management services and experience to serve properties acquired through on-line funding.

Our current expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2016 and eventually statewide throughout 2017. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations, private placements of our common stock and possibly crowd funding as mentioned above. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

Also, management has considered exploring businesses opportunities outside of our current industry focus. If the Company were to find a business opportunity outside of the property management industry, management believes that additional funding would still be necessary in order for the Company to take advantage of any given opportunity.

The Company had cash on hand of $474 at May 31, 2016. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plans.

During the three months ended May 31, 2016, the Company had a net decrease in cash of $1,680. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $1,680 in our operating activities during the three months ended May 31, 2016, consisting of a net loss of $6,233, increased by net uses of cash totaling $4,553 due to changes in our operating assets and liabilities.

As of May 31, 2016, the Company had negative working capital of $43,889.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended May

31, 2016.

Significant and Critical Accounting Policies and Practices and Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to the Financial Statements for a discussion on the Company’s Significant and Critical Accounting Policies and Practices and Recently Issued Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our acting principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms, and is accumulated and communicated to our management, including our acting principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

As of July 10, 2016, we were not subject to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended May 31, 2016, there were not sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1**	Certification of Acting Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Quarterly Report on Form 10-Q of Property Management Corporation of America for the period ended May 31, 2016 and May 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: July 10, 2016	/s/ Michael T. Brigante
Michael T. Brigante, President, Chief Financial Officer and
Acting Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)

