Form 10-Q
period 2016-08-31
Property Management Corp of America
filed 2016-10-11
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended August 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of October 10, 2016,, there were 10,307,000 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements and notes to the condensed financial statements for the interim period ended August 31, 2016, are unaudited. The accompanying interim unaudited financial statements have been prepared by Property Management Corporation of America (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report, filed on Form 10-K with the SEC on May 31, 2016 as of and for the period March 1, 2015 through February 29, 2016 (year end).

i

Property Management Corporation of America

Condensed Balance Sheets

	August 31, 2016	February 29, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$149	$2,154
Management fee receivable	1,656	-

Total Current Assets	$1,805	$2,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,667	$12,310
Notes payable - related party	27,500	27,500

Total Current Liabilities	48,167	39,810

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,307,000 and 10,007,000 shares issued and outstanding, respectively	1,031	1,031
Additional paid-in capital	65,219	65,219
Accumulated deficit	(112,612)	(103,906)

Total Stockholders' Deficit	(46,362)	(37,656)

Total Liabilities and Stockholders' Deficit	$1,805	$2,154

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,613	$3,607	$7,087	$7,271

Cost of revenue	1,625	1,623	3,189	3,231

Gross margin	1,988	1,984	3,898	4,040

Operating expenses
Professional fees	2,297	3,443	6,438	8,760
General and administrative	1,010	7,340	3,858	8,452
Rent	1,050	1,050	2,100	2,100

Total operating expenses	4,357	11,833	12,396	19,312

Loss from operations	(2,369)	(9,849)	(8,498)	(15,272)

Other income (expense)
Settlement of debt	-	8,459	-	8,459
Interest expense	(104)	(89)	(208)	(158)

Other income (expense), net	(104)	8,370	(208)	8,301

Net loss	$(2,473)	$(1,479)	$(8,706)	$(6,971)

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,307,000	10,189,610	10,307,000	10,098,290

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Condensed Statement of Changes in Stockholders' Deficit

For the Six Months Ended August 31, 2016 (Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, February 29, 2016	$10,307,000	$1,031.00	$65,219	$(103,906)	$(37,656)

Net loss				(8,706)	(8,706)
Balance, August 31, 2016 (Unaudited)	$10,307,000	$1,031.00	$65,219	$(112,612)	$(46,362)

See notes to the condensed financial statements

Property Management Corporation of America

Condensed Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	August 31, 2016	August 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,706)	$(6,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Management fee receivable	(1,656)	(1,222)
Accounts payable and accrued expenses	8,357	(12,185)

Net cash used in operating activities	(2,005)	(20,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	15,000
Repayment of notes payable - related party	-	6,000

Net cash provided by financing activities	-	21,000

NET CHANGE IN CASH	(2,005)	622

Cash at beginning of reporting period	2,154	1,030

Cash at end of reporting period	$149	$1,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$208	$158
Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Six Months ended August 31, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended August 31, 2016, the Company incurred a net loss of $8,706, used cash in operations of $2,005, and at August 31, 2016, had a stockholders' deficit of $46,362. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and six months ended August 31, 2016 the basic and diluted shares outstanding were the same, as there were no potentially dilutive shares outstanding.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of August 31, 2016, the amounts reported for cash, accounts payable and accrued liabilities, and notes payable approximated fair value because of their short-term maturities.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

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

Notes Payable – Officer/Stockholder

At August 31, 2016, the Company had notes payable to Washington Capital Advisors LLC totaling $27,500. The notes are made for working capital purposes, bear interest at 1.5% per annum, are unsecured, and are due on demand.

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

Rent expense related to its office space was $1,050 for the three month periods ended August 31, 2016 and August 31, 2015, respectively and $2,100 for the six month periods ended August 31, 2016 and August 31, 2015, respectively.

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

Results of Operations

Three Month Period Ended August 31, 2016 Compared to the Three Month Period Ended August 31, 2015

Revenue

We recorded $3,613 in revenue from operations for the three month period ended August 31, 2016 compared to $3,607 for the three month period ended August 31, 2015. The increase of $7 reflects the stability of our rental activities at the properties under management.

Our revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,625 in cost of revenue for the three month period ended August 31, 2016 compared to $1,623 for the three month period ended August 31, 2015. The increase of $2 reflects the stability of fees for our sub-contracted services.

Our cost of revenue consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $4,357 in operating expenses for the three month period ended August 31, 2016 compared to $11,833 for the three month period ended August 31, 2015. The decrease of $7,476 primarily reflects lower costs associated with general and administrative and office expenses.

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

Other income/expenses

We recorded $104 of other expense for the three month period ended August 31, 2016 compared to $8,370 of other income for the three month period ended August 31, 2015. The decrease of $8,474 was due to other income of $8,459 of debt forgiveness increased by $15 of lower interest expense in 2015.

Our normal transactions included in other income and expenses are generally related to interest expense. In 2015 we recorded other income due to debt forgiveness of professional fees incurred in the initial public offering process.

Six Month Period Ended August 31, 2016 Compared to the Six Month Period Ended August 31, 2015

Revenue

We recorded $7,087 in revenue from operations for the six month period ended August 31, 2016 compared to $7,271 for the six month period ended August 31, 2015. The decrease of $184 reflects decreases in collected rent in the first quarter ended May 31, 2016, which lowered our management fee for that period.

Our revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $3,189 in cost of revenue for the six month period ended August 31, 2016 compared to $3,231 for the six month period ended August 31, 2015. The decrease of $42 reflects the cost decrease of lower sub contract costs based on lower collected rent in the first quarter ended May 31, 2016.

Our cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $12,396 in operating expenses for the six month period ended August 31, 2016 compared to $19,312 for the six month period ended August 31, 2015. The decrease of $6,916 primarily reflects lower costs associated with general and administrative, office expenses and professional expenses.

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

Other income/expenses

We recorded $208 of other expense for the six month period ended August 31, 2016 compared to $8,301 of other income for the six month period ended August 31, 2015. The decrease of $8,509 was due to other income of $8,459 of debt forgiveness increased by $50 of lower interest expense in 2015.

Our normal transactions included in other income and expenses are generally related to interest expense. In 2015 we recorded other income due to debt forgiveness of professional fees incurred in the initial public offering process.

Liquidity and Capital Resources

During the six months ended August 31, 2016, the Company incurred a net loss of $8.706, used cash in operations of $2,005, and at August 31, 2016, had a stockholders' deficit of $46,362. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

From January 23, 2014 (inception) through August 31, 2016, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by our Chairman. At August 31, 2016, the outstanding loan and accrued interest amounts due Washington Capital Advisors were $27,500 and $852, respectively. During 2015, the Company benefited by debt forgiveness in the amount of $8,459. The debt forgiven was related to legal expesses incurred during the Company’s initial public offering process.

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

In January 2016, the Company initiated a Private Placement of up to 500,000 Units, each Unit consisting of two (2) shares of the Company’s Common Stock and a Common Stock warrant, to purchase one share of the Company’s Common Stock. The Units are priced at $0.50 each and the warrant is exercisable for three (3) years after the subscription date for $0.75. At August 31, 2016, and through the date of this filing, there have been no sales of Units. The Company hopes to raise up to $250,000 for general working capital purposes and to investigate the possibility of entering the on-line real estate investment industry. This industry, known to some as real estate crowd funding, has been popularized over the last couple of years and has attracted a just few companies. Management believes this sector is underserved and lacks a regional company to consolidate funding opportunities. Additionally, management believes it can use its property management services and experience to serve properties acquired through on-line funding.

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

The Company had cash on hand of $149 at August 31, 2016. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plans.

During the six months ended August 31, 2016, the Company had a net decrease in cash of $2,005. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $2,005 in our operating activities during the six months ended August 31, 2016, consisting of a net loss of $8,706, decreased by net provisions of cash totaling $6,701 due to changes in our operating assets and liabilities.

As of August 31, 2016, the Company had negative working capital of $46,362.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended August 31, 2016.

Critical Accounting Policies and Estimates

The Company prepared its condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to the condensed Financial Statements for a discussion of Recently Issued Accounting Pronouncements.

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

As of October 10, 2016, we were not subject to any legal proceedings.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended August 31, 2016, there were no sales of unregistered securities.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Property Management Corporation of America for the period ended August 31, 2016 and August 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: October 10, 2016	/s/ Michael T. Brigante
Michael T. Brigante, President, Chief Financial Officer and
Acting Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)