Form 10-Q
period 2016-11-30
Property Management Corp of America
filed 2017-01-10
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended November 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐ 
Non-accelerated filer ☐  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 10, 2017, there were 10,307,000 shares of common stock, par value $0.0001 per share, outstanding.

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Property Management Corporation of America

Condensed Balance Sheets

	November 30, 2016	February 29, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$117	$2,154
Management fee receivable-related party	2,432	-

Total Current Assets	$2,549	$2,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses (including $9,356 and $5,894, respectively, due to related party)	$23,753	$12,310
Notes payable - related party	27,500	27,500

Total Current Liabilities	51,253	39,810

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,307,000 shares issued and outstanding	1,031	1,031
Additional paid-in capital	65,219	65,219
Accumulated deficit	(114,954)	(103,906)

Total Stockholders' Deficit	(48,704)	(37,656)

Total Liabilities and Stockholders' Deficit	$2,549	$2,154

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - related parties	$3,635	$3,339	$10,722	$10,609

Cost of revenue	1,636	1,647	4,825	4,878

Gross margin	1,999	1,692	5,897	5,731

Operating expenses
Professional fees	2,000	1,500	8,438	10,260
General and administrative	1,188	3,606	5,046	12,058
Rent - related party	1,050	1,050	3,150	3,150

Total operating expenses	4,238	6,156	16,634	25,468

Loss from operations	(2,239)	(4,464)	(10,737)	(19,737)

Other income (expense)
Settlement of debt	-	-	-	8,459
Interest expense - related party	(103)	$(88)	(311)	(246)

Other income (expense), net	(103)	(88)	(311)	8,213

Net loss	$(2,342)	$(4,552)	$(11,048)	$(19,983)

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,307,000	10,307,000	10,307,000	10,167,350

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Condensed Statement of Changes in Stockholders' Deficit
For the Nine Months Ended November 30, 2016
(Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 29, 2016	10,307,000	$1031	$65,219	$(103,906)	$(37,656)

Net loss	-	-	-	(11,048)	(11,048)

Balance, May 31, 2016	10,307,000	$1,031	$65,219	$(114,954)	$(48,704)

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Condensed Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	November 30, 2016	November 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,048)	$(11,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Management fee receivable-related party	(2,432)	(2,127)
Accounts payable and accrued expenses	11,443	(7,838)

Net cash used in operating activities	(2,037)	(21,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	15,000
Proceeds from notes payable - related party	-	6,000

Net cash provided by financing activities	-	21,000

NET CHANGE IN CASH	(2,037)	(489)

Cash at beginning of reporting period	2,154	1,030

Cash at end of reporting period	$117	$541

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$311	$246
Income taxes paid	$-	$-

See accompanying notes to the condensed financial statements.

Property Management Corporation of America

Nine Months ended November 30, 2016 and 2015

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the nine months ended November 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of February 29, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2016. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended November 30, 2016, the Company incurred a net loss of $11,048, used cash in operations of $2,037, and at November 30, 2016, had a stockholders' deficit of $48,704. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From January 23, 2014 (inception) through November 30, 2016, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by our Chairman. At November 30, 2016, the outstanding loan and accrued interest amounts due Washington Capital Advisors were $27,500 and $955, respectively.

We will need to raise additional capital to carry out our business plan. We believe that our additional capital needs will be approximately $150,000 over the next 18 months to fully carry out our business plan. We expect to raise these additional funds through the issuance of debt obligations and private placements of our Common Stock; however, there can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us. Currently our only definitive financing source is Washington Capital Advisors LLC, which has agreed to loan us up to $50,000 less any currently outstanding loan and accrued interest amounts.

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

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and nine months ended November 30, 2016 the basic and diluted shares outstanding were the same, as there were no potentially dilutive shares outstanding.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of November 30, 2016, the amounts reported for cash, accounts payable and accrued liabilities, and notes payable approximated fair value because of their short-term maturities.

Concentrations of Risk

For the nine months ended November 30, 2016 and November 30, 2015, we derived approximately 100% of revenue from contracts with two customers.

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

Note 2 – Related Party Transactions

At November 30, 2016, the Company had notes payable to Washington Capital Advisors LLC, a company controlled by our Chairman, totaling $27,500. The notes are made for working capital purposes, bear interest at 1.5% per annum, are unsecured, and are due on demand.

One hundred percent (100%) of the Company’s revenue comes from the management of two properties under management services contracts. These properties are owned in part by our Chairman and the acting Chief Executive Officer, President and Chief Financial Officer of the Company.

The Company sublets an approximate 250 square foot office space from Washington Capital Advisors LLC. in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. Rent expense related to its office space was $1,050 for the three month periods ended November 30, 2016 and November 30, 2015, respectively and $3,150 for the nine month periods ended November 30, 2016 and November 30, 2015, respectively.

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

We intend to expand our services in 2017 and execute additional management services agreements with other residential and commercial property owners over the next several months. Our initial expansion and growth plans include establishing satellite offices in counties contiguous with Fauquier County, Virginia and eventually statewide.

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

Results of Operations

Three Month Period Ended November 30, 2016 Compared to the Three Month Period Ended November 30, 2015

Revenue

We recorded $3,635 in revenue from operations for the three month period ended November 30, 2016 compared to $3,339 for the three month period ended November 30, 2015. The increase of $296 reflects increases in rent and the overall stability of our rental activities at the properties under management.

Our revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officer. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $1,636 in cost of revenue for the three month period ended November 30, 2016 compared to $1,647 for the three month period ended November 30, 2015. The decrease of $11 reflects the stability of fees paid for our sub-contracted services.

Our cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $4,238 in operating expenses for the three month period ended November 30, 2016 compared to $6,156 for the three month period ended November 30, 2015. The decrease of $1,918 primarily reflects lower costs associated with general and administrative and office expenses.

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

Other income/expenses

We recorded $103 of other expense for the three month period ended November 30, 2016 compared to $88 of other expense for the three month period ended November 30, 2015. The increase of $15 was due to additional interest expense on increased loans from our chairman during this fiscal year.

Our normal transactions included in other income and expenses are generally related to interest expense. In 2015 we recorded other income due to debt forgiveness of professional fees incurred in the initial public offering process.

Nine Month Period Ended November 30, 2016 Compared to the Nine Month Period Ended November 30, 2015

Revenue

We recorded $10,722 in revenue from operations for the nine month period ended November 30, 2016 compared to $10,609 for the nine month period ended November 30, 2015. The increase of $113 reflects increases in rent and the overall stability of our rental activities at the properties under management.

Our revenue is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers. It is our intention in the short term to seek to add additional third party clients. Management believes the local market is underserved and property management companies such as ours can successfully add new clients.

Cost of revenue

We recorded $4,825 in cost of revenue for the nine month period ended November 30, 2016 compared to $4,878 for the nine month period ended November 30, 2015. The decrease of $53 reflects the stability of fees paid for our sub-contracted services.

Our cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $16,634 in operating expenses for the nine month period ended November 30, 2016 compared to $25,468 for the nine month period ended November 30, 2015. The decrease of $8,834 primarily reflects lower costs associated with general and administrative expenses, office expenses and professional fees.

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

Other income/expenses

We recorded $311 of other expense for the nine month period ended November 30, 2016 compared to $8,213 of other income for the nine month period ended November 30, 2015. The decrease of $8,524 was due to other income of $8,459 of debt forgiveness increased by $65 of higher interest expense in fiscal year 2017.

Our normal transactions included in other income and expenses are generally related to interest expense. In 2016 we recorded other income due to debt forgiveness of professional fees incurred in the initial public offering process.

Liquidity and Capital Resources

During the nine months ended November 30, 2016, the Company incurred a net loss of $11,048, used cash in operations of $2,037, and at November 30, 2016, had a stockholders' deficit of $48,704. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s February 29, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

From January 23, 2014 (inception) through November 30, 2016, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by our Chairman. At November 30, 2016, the outstanding loan and accrued interest amounts due Washington Capital Advisors were $27,500 and $955, respectively.

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

In January 2016, the Company initiated a Private Placement of up to 500,000 Units, each Unit consisting of two (2) shares of the Company’s Common Stock and a Common Stock warrant, to purchase one share of the Company’s Common Stock. The Units are priced at $0.50 each and the warrant is exercisable for three (3) years after the subscription date for $0.75. At November 30, 2016, and through the date of this filing, there have been no sales of Units. The Company hopes to raise up to $250,000 for general working capital purposes and to investigate the possibility of entering the on-line real estate investment industry. This industry, known to some as real estate crowd funding, has been popularized over the last couple of years and has attracted several companies. Management believes this sector is underserved and lacks a regional company to consolidate funding opportunities. Additionally, management believes it can use its property management services and experience to serve properties acquired through on-line funding.

Our current expansion and growth plans include establishing satellite offices in counties contiguous to Fauquier County, Virginia during 2017 and eventually statewide. Initially, we will seek to establish these offices in properties that we manage or alternatively focus on geographic areas we identify as in need of our services. This expansion will require additional capital. We plan to raise this additional capital through debt obligations, private placements of our common stock and possibly crowd funding as mentioned above. Failure to raise additional capital will lengthen the time and decrease the scope of our expansion and growth plans.

Also, management has considered exploring businesses opportunities outside of our current industry focus. If the Company were to find a business opportunity outside of the property management industry, management believes that additional funding would still be necessary in order for the Company to take advantage of any given opportunity.

The Company had cash on hand of $117 at November 30, 2016. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plans.

During the nine months ended November 30, 2016, the Company had a net decrease in cash of $2,037. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $2,037 in our operating activities during the nine months ended November 30, 2016, consisting of a net loss of $11,048, decreased by net provisions of cash totaling $9,011 due to changes in our operating assets and liabilities.

As of November 30, 2016, the Company had negative working capital of $48,704.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended November 30, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our acting principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms, and is accumulated and communicated to our management, including our acting principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION.

Item 1.    Legal Proceedings.

 As of January 10, 2017, we were not subject to any legal proceedings.

Item 1A. Risk Factors.

 As a smaller reporting company, we are not required to provide information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 During the three month period ended November 30, 2016, there were no sales of unregistered securities.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Property Management Corporation of America for the period ended November 30, 2016 and November 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

PROPERTY MANAGEMENT CORPORATIO OF AMERICA

Date: January 10, 2017	/s/ Michael T. Brigante
Michael T. Brigante, President, Chief Financial Officer and
Acting Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)