Form 10-K
period 2017-02-28
Property Management Corp of America
filed 2017-06-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 2017

Commission file number 333-196503

Property Management Corporation of America

(Exact name of registrant as specified in its charter)

Delaware	46-4600326
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Unit A, 19/F, Times Media Centre

133 Wan Chai Road, Wan Chai, Hong Kong

(address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +852 2780 0607

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of August 31, 2016 (the last business day of the registrants most recently completed second fiscal quarter), computed by reference to the closing price at which the common stock last closed was $522,800.

As of June 9, 2017, the registrant had 10,307,000 shares of common stock outstanding, par value $0.0001.

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

Overview

Property Management Corporation of America (the “Company,” “we,” “us,” “our” and “PMCA”) was incorporated in Delaware on January 23, 2014. Our principal executive office is located at Unit A, 19/F, Times Media Centre, 133 Wan Chai Road, Wan Chai, Hong Kong. Our main telephone number is (+852 2780 0607).

Recent Developments

On April 14, 2017, Mr. Wong H’Sien Loong entered into stock purchase agreements for the acquisition of an aggregate of 9,000,000 shares of Common Stock of the Company, representing approximately 87.4% of the issued and outstanding shares of Common Stock of the Company as of such date, from C. Thomas McMillen and Michael T. Brigante, the previous majority shareholders of the Company for total consideration of $200,000. On April 14, 2017 Mr. McMillen and Mr. Brigante resigned as Chairman of the Board of Directors and Director, respectively and Mr. Loong was appointed to the Board of Directors as Chairman of the Board of Directors. On April 14, 2017, Mr. Brigante resigned as Acting Chief Executive Officer, President, Chief Financial Officer and Secretary and Mr. Loong assumed those positions as well (please refer to Form 8-K filed with the Securities and Exchange Commission on April 24, 2017.)

On April 28, 2017, the Company entered into a Software License Agreement with Finger Motion Company Limited, a Hong Kong corporation, (“Finger Motion”) that provides the Company the worldwide license to market and sell several role-playing video games. Role playing video games (RPGs) are a specific video game genre in which the player controls the actions of a game character (and/or several characters) that are immersed in a well-defined world. Finger Motion has developed and/or acquired the rights to at least three such RPGs, currently marketed, or soon to be marketed, in the People’s Republic of China. The license is for an initial term of 10 years with subsequent 5-year extensions at the option of the parties. The Company shall assume all cost and expenses incurred with the acquisition, registration of, and performance of this license. As consideration for the license, the Company agreed to issue to three principals of Finger Motion, Cheong Chee Ming, Cheong Leong Foong and Liew Siew Chin, 40,000, 30,000 and 30,000 shares of Series A Preferred Stock, respectively, or a total of 100,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock and has the voting power of 200 common shares on matters submitted to shareholders for voting purposes. This results in giving the principals of Finger Motion the voting power of an aggregate of 20 million shares of common stock of the Company (please refer to Form 8-K filed with the Securities and Exchange Commission on April 28, 2017.)

On May 15, 2017, the Company received the written consent in lieu of a meeting of the holders of a majority of the total voting power of all issued and outstanding voting capital of the Company that authorized amending the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock on the basis of one (1) post-Split share of Common Stock for every four (4) pre-Split shares of Common Stock, to increase the total number of authorized shares of common stock from 18,000,000, to 200,000,000, and to change the name of the Company from Property Management Corporation of America to FingerMotion, Inc. As of June 13, 2017, none of these amendments have gone into effect.

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

Environmental Matters

In our operations, we do not store, handle, emit, transport or discharge hazardous materials or waste products. Accordingly, we do not anticipate current or future environment matters will affect our business.

Employees

As of February 28, 2017, we employed one executive officer on a full-time basis. We currently use independent contract labor to deliver services to our clients. No employees or contractors are covered by collective bargaining agreements. We consider relations with our employee and contractors to be good.

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

We sublet approximately 250 square feet of office space in Marshall, Virginia, which serves as our principal executive offices. Our sublease at this location is on a month-to-month basis and we currently pay $350 in rent per month, including furniture, office equipment, utilities and secretarial support. We sublease this office from Washington Capital Advisors, a company controlled by C. Thomas McMillen, our Chairman. This sublease was terminated as of April 14, 2017.

ITEM 3.	LEGAL PROCEEDINGS

As of June 9, 2017, there are no pending or threatened lawsuits against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year 2017	High	Low
4th Quarter (December 2016 – February 2017)	$0.40	$0.20
3rd Quarter (September 2016 – November 2016)	$0.40	$0.40
2nd Quarter (June 2016 - August 2016)	$0.48	$0.33
1st Quarter (March 2016 – May 2016)	$0.52	$0.40

Year 2016	High	Low
4th Quarter (December 2015 – February 28, 2016)	$0.52	$0.50
3rd Quarter (September 2015 – November 2015)	$0.52	$0.25
2nd Quarter (June 2015 - August 2015)	$0.69	$0.25
1st Quarter (March 2015 – May 2015)	$1.00	$0.05

Year 2015
4th Quarter (December 2014 – February 28, 2015)	$0.05	$0.05
3rd Quarter (September 2014 – November 2014)	$0.00	$0.00
2nd Quarter (June 2014 - August 2014)	$0.00	$0.00
1st Quarter (March 2014 – May 2014)	$0.00	$0.00

Holders of our Common Stock

As of May 25, 2017, there were 36 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended February 28, 2017, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Recent Developments

On April 14, 2017, Mr. Wong H’Sien Loong entered into stock purchase agreements for the acquisition of an aggregate of 9,000,000 shares of Common Stock of the Company, representing approximately 87.4% of the issued and outstanding shares of Common Stock of the Company as of such date, from C. Thomas McMillen and Michael T. Brigante, the previous majority shareholders of the Company for total consideration of $200,000. On April 14, 2017 Mr. McMillen and Mr. Brigante resigned as Chairman of the Board of Directors and Director, respectively and Mr. Loong was appointed to the Board of Directors as Chairman of the Board of Directors. On April 14, 2017, Mr. Brigante resigned as Acting Chief Executive Officer, President, Chief Financial Officer and Secretary and Mr. Loong assumed those positions as well (please refer to Form 8-K filed with the Securities and Exchange Commission on April 24, 2017.)

On April 28, 2017, the Company entered into a Software License Agreement with Finger Motion Company Limited, a Hong Kong corporation, (“Finger Motion”) that provides the Company the worldwide license to market and sell several role-playing video games. Role playing video games (RPGs) are a specific video game genre in which the player controls the actions of a game character (and/or several characters) that are immersed in a well-defined world. Finger Motion has developed and/or acquired the rights to at least three such RPGs, currently marketed, or soon to be marketed, in the People’s Republic of China. The license is for an initial term of 10 years with subsequent 5-year extensions at the option of the parties. The Company shall assume all cost and expenses incurred with the acquisition, registration of, and performance of this license. As consideration for the license, the Company agreed to issue to three principals of Finger Motion, Cheong Chee Ming, Cheong Leong Foong and Liew Siew Chin, 40,000, 30,000 and 30,000 shares of Series A Preferred Stock, respectively, or a total of 100,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock and has the voting power of 200 common shares on matters submitted to shareholders for voting purposes. This results in giving the principals of Finger Motion the voting power of an aggregate of 20 million shares of common stock (please refer to Form 8-K filed with the Securities and Exchange Commission on April 28, 2017.)

On May 15, 2017, the Company received the written consent in lieu of a meeting of the holders of a majority of the total voting power of all issued and outstanding voting capital of the Company that authorized amending the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock on the basis of one (1) post-Split share of Common Stock for every four (4) pre-Split shares of Common Stock, to increase the total number of authorized shares of common stock from 18,000,000, to 200,000,000, and to change the name of the Company from Property Management Corporation of America to FingerMotion, Inc. As of June 13, 2017, none of these amendments have gone into effect.

Overview

We offer management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants. Our services are currently offered in Fauquier County, Virginia, but it is our intention to expand our services statewide. We currently manage two properties in Fauquier County, Virginia, which include residential and commercial space, and our recurring monthly revenues from these properties are approximately $1,120. Messer’s McMillen, our Chairman, and Brigante, our Acting Chief Executive Officer, President and Chief Financial Officer, and our only two directors, have a combined 55% ownership interest in these properties. The management services contracts on these two properties expired on February 28, 2017 and has not been renewed.

Results of Operations

The discussion below compares the Company’s results for the periods ended February 28, 2017 and February 29, 2016. These results reflect the normal operations of our business. Although we offer various services under our management services agreements, we do not believe these services are unique enough in nature within the property management industry to warrant reporting their results separately. Therefore, the results below are inclusive of all the services offered to our customers under our management services agreements.

The Company has measured the impact of inflation and changing prices on operating expenses and net income for periods included in this Annual Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices this period.

Years Ended February 28, 2017 compared to year ended February 29, 2016

Revenue

We recorded $14,054 and $14,558 in revenue from operations, respectively, for the years ended February 28, 2017 and February 29, 2016. The decrease of $504 reflects greater than expected vacancies in the properties under management.

Our main source of revenue through February 28, 2017 is derived from our management service agreements, currently with two clients, both of which are affiliated with our directors and officers.

Cost of revenue

We recorded $6,320 and $6,551 in cost of revenue, respectively, for the years ended February 28, 2017 and February 29, 2016. The decrease of $231 is a result of adjustments in the consulting fee of the subcontractor managing the properties.

Cost of revenue consists of direct costs associated with the delivery of services under our management service agreements through February 28, 2017, primarily sub-contractor costs. Other costs that could be associated with our cost of revenue in the future are materials needed to freshen up rentable space, printing, equipment rental such as carpet cleaning devices, and insurance.

Operating expenses

We recorded $21,070 and $20,797 in operating expenses, respectively, for the years ended February 28, 2017 and February 29, 2016. The increase of $273 reflects an increase of $363 in professional fees offset by a decrease of $90 in general and administrative expenses after giving effect to $8,542 of debt settlement in 2016.

Our normal operating expenses consists of professional fees, administrative expenses and rent. It is possible our future operating expenses will consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

Other income/expenses

We recorded $413 and $343 of other expense, respectively, for the years ended February 28, 2017 and February 29, 2016. The increase of $70 reflects additional interest expense on our outstanding loans.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended February 28, 2017, the Company incurred a net loss of $13,749, used cash in operations of $838, and at February 28, 2017, had a stockholders' deficit of $51,405. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended Febnruary 28, 2017 with respect to this uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From January 23, 2014 (inception) through February 28, 2017, we have relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our Chairman. At February 28, 2017, the outstanding loan amount due Washington Capital Advisors was $27,500 plus accrued interest of $1,057.

Through April 14, 2017, Washington Capital Advisors had agreed to loan us additional amounts of up to a total of $50,000 (inclusive of the currently outstanding loan amount). As of April 14, 2017, Washington Capital Advisors withdrew its loan commitment.

The Company had cash on hand of $1,316 at February 28, 2017. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the twelve months ended February 28, 2017, the Company had a net decrease in cash of $838. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $838 in our operating activities during the twelve months ended February 29, 2016, consisting of a net loss of $13,749 decreased by $12,911 due to changes in our operating assets and liabilities.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the year ended February 28, 2017.

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

Recently Issued Accounting Pronouncements

A discussion with respect to recently issued accounting standards is provided at Note 1 to the Company’s financial statements.

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

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, as of February 28, 2017, under the supervision and with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Acting Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of February 28, 2017.

Attestation Report of the Independent Registered Public Accounting Firm

This item is not applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the period ended February 28, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are, as of May 25, 2016, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

Wong H’Sien Loong		Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer – Appointed April 14, 2107

C. Thomas McMillen	65	Chairman of the Board of Directors – Resigned April 14, 2017

Michael T. Brigante	62	Acting Chief Executive Officer, President, Chief Financial Officer, Treasures, Secretary and Director – Resigned April 14, 2017

Wong H’Sien Loong. Mr. Loong has served as the Company’s Chairman since April 14, 2017. Hsien Loong Wong started his career in investor relations in technology, biotechnology, mining and oil and gas. His has extensive experience in running of public companies. In particular, he was also CEO of Nexgen Petroleum Corp, an oil and gas drilling in Tennessee USA. Since 2008, Mr Wong established a career in Singapore primarily in Real Estate and logistics. He is currently a director of a commercial property valued at $600 million. He also currently serves as director to Food Bank Singapore, a registered charity. Mr Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia and his MSc in Real Estate from the National University of Singapore.

C. Thomas McMillen. Mr. McMillen has served as the Company’s Chairman since its inception on January 23, 2014 until his resignation on April 14, 2017. Since 2002, Mr. McMillen has also served as Chief Executive Officer of Washington Capital Advisors, an investment banking form he owns. Since September 25, 2015, Mr. McMillen has served as President and Chief Executive Officer of LEAD1 Association, an association of the Football Bowl Series college athletic directors, Mr. McMillen has also served as a director of Nexstar Broadcasting since July 2014. Mr. McMillen served as Timios National Corporation’s (formerly Homeland Security Capital Corporation) Chief Executive Officer and Chairman of the Board since August 2005 and served as its President since July 2011 until his resignation in February 2014. From May 2011 to July 2013, Mr. McMillen served as Chairman of the National Foundation on Fitness, Sports and Nutrition, a Congressionally authorized foundation that Mr. McMillen founded where he currently serves as Treasurer. From April 2007, he has served on the Board of Regents of the University of Maryland System. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and, from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK) and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware in September 2010. From 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

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

Michael T. Brigante. Mr. Brigante has served as the Company’s President and Acting Chief Executive Officer since September 20, 2015 and its Chief Financial Officer, Treasurer and Secretary and Director since the Company’s inception on January 23, 2014 until his resignation on April 14, 2017. Since 2010, Mr. Brigante has also served is the Managing Member of Somerset Capital Advisors, a Financial Consultancy firm. Prior to joining the Company, Mr. Brigante served as the Executive Vice President of Finance (since 2011) and Chief Financial Officer (since 2006) of Timios National Corporation, a publicly traded title and escrow company, until his resignation in February 2014. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a FINRA registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From July 1999 until his departure in December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.

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

Corporate Governance

Committees of the Board of Directors and Meetings

The Company currently does not have separate committees of the Board of Directors. Until April 14, 2017, Messer’s McMillen and Brigante acted on all matters that came before the board. The Company plans to create audit and compensation committees as the Company expands its business and an independent director is elected to the board.

Meeting Attendance.

During the period ended February 28, 2017, there were no meetings of our Board of Directors.

Board Leadership Structure

Until April 14, 2017, Mr. McMillen served as the Chairman of our Board of Directors and Mr. Brigante served as a Director. On April 14, 2017, Mr. Loong became the Chairman of the Board of Directors of the Company. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer, President and Chief Financial Officer. The Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s Chief Executive Officer, President and Chief Financial Officer serve as a Director is in the best interest of the Company’s stockholders at this time.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Generally speaking, management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives and risks associated with our growth strategy, to improve long-term organizational performance and enhance stockholder value. Since Messer’s McMillen and Brigante served as both our senior management and only directors through April 14, 2017, the Company relied on their extensive experience in managing the risks associated with the Company’s operations. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, we assess the various risks being mitigated and determine what constitutes an appropriate level of risk for us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) reports were timely filed through April 14, 2017.

On January 23, 2014, the Board of Directors of the Company adopted a written Code of Ethics that applies, to among others, our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Our Code of Ethics will be made available to our stockholders, without charge, upon request, in writing to the Corporate Secretary at Unit A, 19/F, Times Media Centre, 133 Wan Chai Road, Wan Chai, Hong Kong, Attention: H’Sien Loong Wong. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Stockholder Communications to the Board of Directors

Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Property Management Corporation of America, Unit A, 19/F, Times Media Centre, 133 Wan Chai Road, Wan Chai, Hong Kong, Attention: H’Sien Loong Wong.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015 as to (1) our Chief Executive Officer and President at the time, and (2) our current Acting Chief Executive Officer, President (since September 2015) and Chief Financial Officer.

Name and Principal Position	Year ($)	Salary ($)		Bonus ($)		Options Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings		All Other Compensation ($)		Total ($)

C. Thomas McMillen,	2017	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Chairman of the Board,	2016	$	---	$	---		$—	$	---	$	---	$	---	$	---
	2015	$	---	$	---	$	---	$	---	$	---	$	---	$	---

Michael T. Brigante	2017	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Acting Chief Evecutive	2016	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Officer, President and Chief Financial Officer	2015	$	---	$	---	$	---	$	---	$	---	$	---	$	---

Narrative Disclosure to Summary Compensation Table

Neither Messer’s McMillen nor Brigante were subject to employment contracts.

Outstanding Equity Awards at Fiscal Year-End

There are no equity awards outstanding at February 28, 2017. The Company does not currently have an equity incentive program.

Nonqualified Deferred Compensation

The Company does not have any non-qualified deferred compensation plans.

Director Compensation

The Company did not compensate Messer’s McMillen or Brigante for their participation as Directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of May 25, 2017 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of May 25, 2017, pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership is based on 10,307,000 shares of Common Stock outstanding as of May 25, 2017.

The address for the director and named executive officers is c/o Property Management Corporation of America, Unit A, 19/F, Times Media Centre, 133 Wan Chai Road, Wan Chai, Hong Kong.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
Wong H’Sien Loong(2)	9,000,000	87.4%
Executive officers and directors as a group (1 persons)	9,000,000	87.4%
5% or more stockholders

None(3)	---	---

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 25, 2017.

(2)	Reflects Mr. Loong’s purchase of 9,000,000 shares of our Common Stock on April 14, 2017.

(3)

Based solely on review of stockholders positions as reflected on the transfer agents records as of May 25, 2017 and the lack of filings of Schedule 13G filed with the Securities and Exchange Commission as of May 25, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable – Officer/Stockholder

From January 23, 2014 (inception) through February 28, 2017, we have relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our Chairman. At February 28, 2017 and February 29, 2016, the outstanding loan amount due Washington Capital Advisors was $27,500 plus accrued interest at February 28, 2017 of $1,057. On April 14, 2017, the Company repaid to Washington Capital Advisors $28,557, including interest of $1,057 in settlement of outstanding loans and accrued interest.

Washington Capital Advisors LLC is an entity controlled by or Chairman C. Thomas McMillen.

Revenue

Through February 28, 2017, one hundred percent (100%) of the Company’s revenue came from the management of two properties under property management services contracts. These properties are majority owned by our Chairman and our Acting Chief Executive Officer, President and Chief Financial Officer. The management services contracts expired February 28, 2017 and were not renewed.

Office Space

The Company sublets approximate 250 square feet of office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors, a company controlled by C. Thomas McMillen, the Company’s Chairman. The lease was terminated on March 31, 2017

Rent expense related to its office space was $4,200 for the twelve months ended February 28, 2017.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Weinberg and Company P.C. for our fiscal year ended February 28, 2017. The amount includes the cost to audit our 2016 10K and for the review of our quarterly filings on Form 10Q during our 2017 fiscal year.

Year Ended
February 28, 2017
Audit fees:(1)	$10,000
Audit related fees:	—
Tax fees:	—
All other fees:	$ ---
Total	$10,000

(1) Audit fees represent fees of Weinberg and Company P.C. for the audit of the Company’s annual results of operations and reports on Form 10K and review of the Company’s quarterly results of operations and reports on Form 10-Q; and the services that an independent registered public accounting firm would customarily provide in connection with consents and assistance with review of documents filed with the Commission.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. Consistent with Commission policies regarding auditor independence, Messer’s McMillen and Brigante had responsibility for appointing, setting compensation, and overseeing the work of the independent auditor through April 14, 2017. In recognition of this responsibility, they have established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

(b) (3)     Exhibits:

Exhibit	Description
3.1*	Certificate of Incorporation of Property Management Corporation of America

3.2**	Certificate of Designation of Series A Preferred Stock

3.3*	Bylaws of Property Management Corporation of America

10.1*	Subscription Agreement

10.2*	Escrow Agreement

10.3*	Secured Promissory Note between Washington Capital Advisors and Property Management Corporation of America

10.4*	Management Services Agreement between Marsh Road LLC and Property Management Corporation of America

10.5*	Management Services Agreement between Main Street Heritage LLC and Property Management Corporation of America

21.1*	Subsidiaries of Property Management Corporation of America

31.1***

Certification of Michael Brigante, Principal Executive Officer Through April 14, 2017, Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2***

Certification of Wong H’Sien Loong, Principal Executive Officer April 15, 2017 Through May 25, 2017, Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1***	Certification of Michael Brigante, Principal Executive Officer Through April 14, 2017, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2***	Certification of Wong H’Sien Loong, Principal Executive Officer April 15, 2017 Through May 25, 2017, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101****

The following materials from the Annual Report on Form 10-K of Property Management Corporation of America for the periods ended February 28, 2017 and February 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-196503), effective June 26, 2014.

** Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K, filed April 28, 2017.

*** Exhibit filed with this Annual Report on Form 10-K.

**** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY MANAGEMENT CORPORATION OF AMERICA

/s/ Michael T. Brigante	April 14, 2017
Michael T. Brigante
Acting Chief Executive Officer, President and Chief Financial Officer – Resigned April 14, 2017
(Principal Executive and Financial and Accounting Officer)

/s/ Wong H’Sien Loong	June 13, 2017
Wong H’Sien Loong
Chairman, President, Chief Executive Officer and Chief Financial Officer – Appointed April 14, 2017
(Principle Executive and Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wong H’Sien Loong
Wong H’Sien Loong	Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer – Appointed April 14, 2017 (Principal Executive and Financial and Accounting Officer)	June 13, 2017

/s/ C. Thomas McMillen
C. Thomas McMillen	Chairman of the Board of Directors	April 14, 2017
Resigned April 14, 2017

/s/ Michael T. Brigante
Michael T. Brigante	Acting Chief Executive Officer, President and Chief Financial Officer and Director	April 14, 2017
(Principal Executive and Financial and Accounting Officer)
Resigned April 14, 2017

Property Management Corporation of America

February 28, 2017 and February 29, 2016

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Property Management Corporation of America

We have audited the accompanying balance sheets of Property Management Corporation of America (the “Company”) as of February 28, 2017 and February 29, 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended February 28, 2017, the Company incurred a net loss and utilized cash flows in operations, and at February 28, 2017, had a stockholders' deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinberg and Company, P.A.

Los Angeles, California

June 13, 2017

Property Management Corporation of America

Balance Sheets

	February 28, 2017	February 29, 2016

ASSETS
CURRENT ASSETS:
Cash	$1,316	$2,154
Management fee receivable	1,673	-

Total Assets	$2,989	$2,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,894	$12,310
Notes payable - related party	27,500	27,500

Total Current Liabilities	54,394	39,810

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 18,000,000 shares authorized; 10,307,000 shares issued and outstanding, respectively	1,031	1,031
Additional paid-in capital	65,219	65,219
Accumulated deficit	(117,655)	(103,906)

Total Stockholders' Deficit	(51,405)	(37,656)

Total Liabilities and Stockholders' Deficit	$2,989	$2,154

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	February 28, 2017	February 29, 2016

Revenue - related party	$14,054	$14,558

Cost of revenue	6,320	6,551

Gross margin	7,734	8,007

Operating expenses
Professional fees	10,438	1,801
General and administrative	6,432	14,796
Rent - related party	4,200	4,200

Total operating expenses	21,070	20,797

Loss from operations	(13,336)	(12,790)

Other income (expense)
Interest expense	(413)	(343)

Net loss	$(13,749)	$(13,133)

Earnings per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,307,000	10,214,123

See accompanying notes to the financial statements.

Property Management Corporation of America

Statement of Changes in Stockholders' Deficit

For the Fiscal Years Ended February 28, 2017 and February 29, 2016

	Common Stock Par Value $0.0001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, March 1, 2015	10,007,000	$1,001	$50,249	$(90,773)	$(39,523)

Common stock issued for cash at $0.05 per share	300,000	30	14,970	-	15,000

Net loss	-	-	-	(13,133)	(13,133)

Balance, February 29, 2016	10,307,000	1,031	65,219	(103,906)	(37,656)

Net loss	-	-	-	(13,749)	(13,749)

Balance, February 28, 2017	10,307,000	$1,031	$65,219	$(117,655)	$(51,405)

See accompanying notes to the financial statements.

Property Management Corporation of America

Statements of Cash Flows

	For the Fiscal Year Ended February 28, 2017	For the Fiscal Year Ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,749)	$(13,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Management fee receivable	(1,673)	-
Accounts payable and accrued expenses	14,584	(10,743)

Net cash used in operating activities	(838)	(23,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	15,000
Proceeds from note payable - related party	-	10,000

Net cash provided by financing activities	-	25,000

NET CHANGE IN CASH	(838)	1,124

Cash at beginning of reporting period	2,154	1,030

Cash at end of reporting period	$1,316	$2,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$413	$343
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Property Management Corporation of America

Years ended February 28, 2017 and February 29, 2016

Notes to the Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware.

On April 14, 2017, Mr. Wong H’Sien Loong acquired an aggregate of 9,000,000 shares of common stock of the Company, representing approximately 87.4% of the issued and outstanding shares of common stock of the Company as of such date, from C. Thomas McMillen and Michael T. Brigante, the previous majority shareholders of the Company for $200,000.

On April 28, 2017, the Company entered into a software license agreement with Finger Motion Company Limited, a Hong Kong corporation, (“Finger Motion”) that provides the Company the worldwide license to market and sell several role-playing video games. The license is for an initial term of 10 years with subsequent 5-year extensions at the option of the parties. As consideration for the license, the Company agreed to issue to three principals of Finger Motion, Cheong Chee Ming, Cheong Leong Foong and Liew Siew Chin, 40,000, 30,000 and 30,000 shares of Series A Preferred Stock, respectively, or a total of 100,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock and has the voting power of 200 common shares on matters submitted to shareholders for voting purposes. This results in giving the principals of Finger Motion the voting power of an aggregate of 20 million shares of common stock of the Company.

On May 15, 2017, the Company received the written consent in lieu of a meeting of the holders of a majority of the total voting power of all issued and outstanding voting capital of the Company that authorized amending the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock on the basis of one (1) post-Split share of Common Stock for every four (4) pre-Split shares of Common Stock, to increase the total number of authorized shares of common stock from 18,000,000, to 200,000,000, and to change the name of the Company from Property Management Corporation of America to FingerMotion, Inc. As of June 13, 2017, none of these amendments have gone into effect.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended February 28, 2017, the Company incurred a net loss of $13,749, used cash in operations of $838, and at February 28, 2017, had a stockholders' deficit of $51,405. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From January 23, 2014 (inception) through February 28, 2017, we relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by our former Chairman. At February 28, 2017, the outstanding loan and accrued interest amounts due Washington Capital Advisors were $27,500 and $1,057, respectively. On April 24, 2017, the total of $28,557 was repaid.

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

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended February 28, 2017 and February 29, 2016, the basic and diluted shares outstanding were the same, as there were no potentially dilutive shares outstanding.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of February 28, 2017, the amounts reported for cash, accounts payable and accrued liabilities, and notes payable approximated fair value because of their short-term maturities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the period beginning March 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 – Related Party Transactions

Notes Payable – Officer/stockholder

From January 23, 2014 (inception) through February 28, 2017, we have relied on funds loaned to us by Washington Capital Advisors LLC, a company controlled by C. Thomas McMillen, our former Chairman. At February 28, 2017 and February 29, 2016, the outstanding amount due Washington Capital Advisors was $27,500 plus accrued interest at February 28, 2017 of $1,057. The notes are made for working capital purposes, bear interest at 1.5% per annum, are unsecured, and are due on demand. On April 14, 2017, the Company repaid to Washington Capital Advisors $28,557, including interest of $1,057 in settlement of outstanding the notes and accrued interest.

Revenue

One hundred percent (100%) of the Company’s revenue comes from the management of two properties under management services contracts. These properties are owned in part by the former Chairman and former Acting Chief Executive Officer, President and Chief Financial Officer of the Company. The management services contracts expired on February 28, 2017 and have not been renewed.

Office rent

The Company sublets an approximate 250 square foot office space in Marshall, Virginia, which serves as its principal executive offices. The sublease is on a month-to-month basis for $350 per month. The sublease is with Washington Capital Advisors. The Company terminated this lease effective March 31, 2017. For the years ending February 28, 2017 and February 29, 2016, rent expense was $4,200 per year.

Note 3 – Income Taxes

The Company has no tax provision for any period presented due to its history of operating losses. As of February 28, 2017, the Company had deferred tax assets resulting from net operating loss (“NOL”) carry-forwards of approximately $120,000, which are available to offset future taxable income, if any, through 2037.

Components of the Company’s deferred tax assets as of February 28, 2017 and February 29, 2016 are as follows:

	February 28, 2017	February 29, 2016
Net deferred tax assets – Non-current:

Net operating loss carryforwards	$49,077	$35,328

Less valuation allowance	(49,077)	(35,328)

Deferred tax assets, net of valuation allowance	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of February 28, 2017, and February 29, 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended February 28, 2017 and February 29, 2016 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended February 28, 2017 and February 29, 2016.

	For the Year Ended February 28, 2017	For the Year Ended February 29, 2016

U.S. Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of February 28, 2017, no liability for unrecognized tax benefits was required to be recorded

Note 4 – Subsequent Events

On April 14, 2017, Mr. Wong H’Sien Loong entered into stock purchase agreements for the acquisition of an aggregate of 9,000,000 shares of common stock of the Company, representing approximately 87.4% of the issued and outstanding shares of common stock of the Company as of such date, from C. Thomas McMillen and Michael T. Brigante, the previous majority shareholders of the Company.

On April 15, 2017, the Company agreed to issue 2,850,000 shares of common stock for total proceeds of approximately $65,000. As of June 13, 2017, the shares have not been issued.

On April 28, 2017, the Company entered into a software license agreement with Finger Motion Company Limited, a Hong Kong corporation, (“Finger Motion”) that provides the Company the worldwide license to market and sell several role-playing video games. The license is for an initial term of 10 years with subsequent 5-year extensions at the option of the parties. As consideration for the license, the Company agreed to issue to three principals of Finger Motion, Cheong Chee Ming, Cheong Leong Foong and Liew Siew Chin, 40,000, 30,000 and 30,000 shares of Series A Preferred Stock, respectively, or a total of 100,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock and has the voting power of 200 common shares on matters submitted to shareholders for voting purposes. This results in giving the principals of Finger Motion the voting power of an aggregate of 20 million shares of common stock of the Company.

On May 15, 2017, the Company received the written consent in lieu of a meeting of the holders of a majority of the total voting power of all issued and outstanding voting capital of the Company that authorized amending the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock on the basis of one (1) post-Split share of Common Stock for every four (4) pre-Split shares of Common Stock, to increase the total number of authorized shares of common stock from 18,000,000, to 200,000,000, and to change the name of the Company from Property Management Corporation of America to FingerMotion, Inc. As of June 13, 2017, none of these amendments have gone into effect.