Form 10-Q
period 2017-05-31
FingerMotion, Inc.
filed 2017-09-21
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-196503

FINGERMOTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4600326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit A, 19/F, Times Media Centre 133 Wan Chai Road, Wan Chai, Hong Kong

 (Address of principal executive offices, Zip Code)

-

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 1, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	16,089,253
Series A Preferred Stock, $0.001 par value	0

FINGERMOTION, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2017

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FingerMotion, Inc.
(formerly Property Management Corp of America)
Condensed Balance Sheets

	May 31,	February 28,
	2017	2017
	(Unaudited)
ASSETS

Current Assets
Cash	$1	$1,316
Management fee receivable-related party	-	1,673
TOTAL ASSETS	$1	$2,989

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$26,894
Notes Payable-related party	-	27,500
TOTAL LIABILITIES	-	54,394
SHAREHOLDERS' DEFICIT
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-
Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 2,576,750 shares at May 31, 2017 and February 28, 2017	258	258
Additional paid in capital	114,551	65,992

Accumulated deficit	(114,808)	(117,655)
TOTAL SHAREHOLDERS' DEFICIT	1	(51,405)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1	$2,989

See accompanying notes

FingerMotion, Inc.
(formerly Property Management Corp of America)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2017	2016
	(Unaudited)	(Unaudited)

Revenue-related party	$-	$3,474
Cost of revenue	-	1,564

Gross margin	-	1,910

Operating expenese
Professional fees	1,200	4,141
General & administrative	644	2,848
Rent-related party	350	1,050

Total operating expenses	2,194	8,039

Loss from operations	(2,194)	(6,129)

Other income (expense)
Forgiveness of debt	5,076	-
Interest expense	(35)	(104)

Total other income (expense)	5,041	(104)

Net income (loss)	$2,847	$(6,233)

Earnings (loss) per common share – basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,307,000	10,307,000

See accompanying notes

FingerMotion, Inc.

(formerly Property Management Corp of America)

Condensed Statement of Changes in Stockholders' Deficit

For the three months ended May 31, 2017 (Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 2017	2,576,750	$258	$65,992	$(117,655)	$(51,405)

Capital contribution related party	-	-	48,559	-	48,559

Net income				2,847	2,847

Balance, May 31, 2017 (Unaudited)	2,576,750	$258	$114,551	$(114,808)	$1

See accompanying notes

FingerMotion, Inc.

(formerly Property Management Corp of America)

Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,847	$(6,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Forgiveness of debt	(5,076)	-
Decrease in accounts receivable	1,673	-
Increase (decrease) in accounts payable and accrued expenses	(21,818)	4,553

Net cash used in operating activities	(22,374)	(1,680)

Cash flows from financing activities:
Payment of notes payable	(27,500)	-
Advances from related parties recorded as capital contribution	48,559	-

Net cash provided by financing activities	21,059	-

Net decrease in cash	(1,315)	(1,680)

Cash at beginning of period	1,316	2,154

Cash at end of period	$1	$474

Supplemental disclosures of cash flow information:

Interest paid	$1,057	$104

Taxes paid	$539	$-

See accompanying notes

FINGERMOTION, INC.

(formerly Property Management Corporation of America)

Three Months ended May 31, 2017 and 2016

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Finger Motion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware.

On April 14, 2017, two shareholders of the Company agreed to sell an aggregate of 2,250,000 shares of the Company’s common stock, representing 87.3% of total outstanding shares at the time, to Mr. Wong H’Sien Loong, an unrelated third party, and the Company experienced a change in control. In conjunction with the change in control, Mr. Wong H’Sien Loong was elected to be the Company’s CEO and CFO, and the Company’s former acting CEO and CFO resigned.

On April 28, 2017, the Company entered into a software license agreement with Finger Motion Company Limited, a Hong Kong corporation, (“Finger Motion”) that provides the Company the worldwide license to market and sell several role-playing video games.

On May 15, 2017, the Company received the written consent in lieu of a meeting of the holders of a majority of the total voting power of all issued and outstanding voting capital of the Company that authorized amending the Company’s Certificate of Incorporation to (i) change the name of the Company to FingerMotion Corporation and (ii) effect a 1-for-4 reverse common stock split and (iii) increase the Company’s authorized common stock from 18,000,000 to 200,000,000 shares, par value $0.0001. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

The Company’s previous majority shareholders had offered management and consulting services to residential and commercial real estate property owners. Commensurate with the shareholder transactions in April 2017, the business focus of the Company is to design and develop mobile video games and content.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended May 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of February 28, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017. These financial statements should be read in conjunction with that report.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended May 31, 2017, the Company incurred a loss from operations of $2,194, and used cash in operations of $22,374. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the three months ended May 31, 2017, the Company received capital contribution of $48,559 from Mr. Wong H’Sien Loong, its controlling shareholder.

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

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended May 31, 2017 and 2016, the basic and diluted shares outstanding were the same, as there were no potentially dilutive shares outstanding.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of May 31, 2017, the amounts reported for cash approximated fair value because of their short-term maturities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018, using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 – Related Party Transactions

During the three months ended May 31, 2016, one hundred percent (100%) of the Company’s revenue came from the management of two properties that were owned in part by our former Chairman and the former acting Chief Executive Officer, President and Chief Financial Officer. During the three months ended May 31, 2017, the Company no longer has this revenue stream.

At February 28, 2017, the outstanding amount due an entity controlled by our former Chairman was $27,500 plus accrued interest at February 28, 2017 of $1,057. On April 14, 2017, the Company repaid an total of $28,557, including interest of $1,057 in settlement of outstanding the note and accrued interest.

The Company sublet an office space from an entity controlled by our former Chairman. For the three months ended May 31, 2017 and 2016, rent expense related to this office space was $350 and $1,050, respectively. The lease was terminated in May, 2017.

Note 3 – Subsequent Events

Effective July 13, 2017, the Company entered into a Share Exchange Agreement with Finger Motion Company Limited, a Hong Kong corporation (“FingerMotion”), and the three principals of FingerMotion, Cheong Chee Ming, Cheong Leong Foong and Liew Siew Chin. Pursuant to the Share Exchange Agreement, the Company agreed to issue 12,000,000 shares of the Company’s common stock to Cheong Chee Ming, Cheong Leong Foong and Liew Siew Chin in exchange for the outstanding equity stock of FingerMotion held by the three principals. As a result of of the Share Exchange Agreement, FingerMotion became a wholly owned subsidiary of the Company. FingerMotion was formed on April 6, 2016, and is an information technology company which specialize in operating and publishing mobile games. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and up to 2,562,500 additional shares to accredited investors.

In addition, in August 2017 the Board of Directors approved the issuance of 750,000 shares of common stock at par value to a non-U.S. based consultant.

Also, in September 2017, Company’s CEO, Wong H’Sien Loong, distributed approximately 1,900,000 of his shares of common stock to to certain non-U.S. accredited investors. Mr. Wong retained 350,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This Quarterly Resport on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

The Company was initially incorporated as Property Management Corporation of America on January 23, 2014 in Delaware.

On June 21, 2017, the Company filed Articles of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Delaware effecting a 1 for 4 reverse stock split of the Company's common stock and increase in the authorized shares of common stock to 200,000,000 and a name change of the Company from Property Management Corporation of America to FingerMotion, Inc. (the "Corporate Actions"). The Corporate Actions and the Amended Articles became effective on June 21, 2017.

Effective July 13, 2017 (the “Closing Date”), the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited, a Hong Kong corporation (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. At the Closing Date, the Company issued approximately 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and up to 2,562,500 additional shares to accredited investors.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly owned subsidiary of the Company. FMCL, a Hong Kong corporation, was formed in April 6, 2016. The Company is an information technology company which specialize in operating and publishing mobile games.

The Video Game industry covers multiple sectors and is currently experiencing a move away from physical games towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. Video game publishers are expanding their direct to consumer channels with mobile gaming current growth leader, and eSports and virtual reality gaining momentum as the next big sectors. This is the business focus for FMCL.

Currently, FMCL have secured a strategic alliance with Games Development Studio in China to design and develop games for the Company. As of to date, we have 3 games licenses and more to be ready within the year. Our licenses cover worldwide distribution rights (except China). The two current games are Action Role Playing Games ("ARPG") and the other is Simulated Life Game (SLG).

Dragon Samurai is the title of one of the ARPG game that will be launch within the next 2 months. The story line is set in a Medieval period where Dragons reign supreme. The game's 3D landscape and large scale system provide great visual to players. This game was created using a 3D "real simulation" module and players will be able to see it on the game's background, battlefield, city, character equipment and weapons. Fill with exciting multi social tournament Player versus Environment (PVE) and Player to Player (PVP) challenges in the game makes stickiness of the gamers. There are 4 classes to choose, Vanguard, Roque, Samurai & Seer. Regardless of the class, you will be able to overcome challenges and quests as long as you enhance your character's combat capability. There are countless ways of boosting your battle power including artifacts, companions, wings and more.

Pirate Kingdom is an SLG game which embark on the newest epic pirate strategy adventure. This game allows gamers to lead their crew into a grand battle of pirates, monsters and players from around the globe in the most addicting, interactive strategy game. Assemble your heroes, power up your crew and anchor your warships away. While you're at it, start your tactical naval warfare, take over hundreds of islands and discover hidden loots along the sail. With many new game features and in multiple language available, this game is expected to be a hit and most addictive for casual gamers around the globe.

Three Kingdom - This is an ARPG game based on the book written by the traditional folk artist combine with the reference of ancient history documents. The game has a grand world with vivid characters and story that brings the best story of three kingdoms to players. The game has many new features which is unique with other APRG games and will be the key selling point for the product. Players that knows the 3 kingdom storyline will surely be appreciating better to enjoy this new experience.

FMCL will progressively launch these games within the next 6 months and will be targeting worldwide markets. All of these games are played in mobile and will be marketed by our own team. Our team have many experience in this space from marketing to product operations. The team will also be working very closely with the development team to suggest changes and even provide new requirements to ensure the success of the product as our team are experience in the game and culture of each of the territories we are targeting.

The Company previously offered management and consulting services to residential and commercial real estate property owners.

Results of Operations

We recorded $3,474 in revenue from operations for the three month period ended May 31, 2016 compared to $0 for the three month period ended May 31, 2017. Our revenue in 2016 was derived from management service agreements, then with two clients, both of which were affiliated with our former directors and officer.

The Company expects to generate revenue and incur operating expenses in connection with the operations of FMCL.

Cost of revenue

We recorded $1,563 in cost of revenue for the three month period ended May 31, 2016

.

Our cost of revenue has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $8,039 in operating expenses for the three month period ended May 31, 2016 compared to $2,194 for the three month period ended May 31, 2017. Our operating expenses in 2016 consisted primarily of professional fees and administrative expenses. Future operating expenses will consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing and sales, professional services such as legal and accounting, and other general and administrative costs.

General and administrative expenses for the three months ended May 31, 2016 and 2017, were approximately $8,039 and $2,194, respectively. All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will increase materially as the Company has completed the acquisition of FMCL.

Other income/expenses

We recorded $104 of other expense for the three month period ended May 31, 2016 compared to $5,041 of other income for the three month period ended May 31, 2017. The increase was due to the release of debt in connection with the change of control of the Company.

Loss per share for the three months ended May 31, 2016 and 2017 were approximately $0.00, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

During the three months ended May 31, 2017, the Company incurred a loss from operations of 2,194, used cash in operations of $22,374, and at May 31, 2017, had a stockholders' deficit of $1. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

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

The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $22,374 in our operating activities during the three months ended May 31, 2017.

As of May 31, 2017, the Company had $0 in working capital.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended May 31, 2017.

Significant and Critical Accounting Policies and Practices and Recently Issued Accounting Pronouncements

Please refer to Note 1 in the Notes to the Financial Statements for a discussion on the Company’s Significant and Critical Accounting Policies and Practices and Recently Issued Accounting Pronouncements.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, operations or cash flows.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls more fully disclosed in our Annual Report on Form 10-K.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

We did not issue any of our securities during the three months ended May 31, 2017.

Effective July 13, 2017 (the “Closing Date”), the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited, a Hong Kong corporation (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. The Company issued the shares of Common Stock to non-US persons in off-shore transactions pursuant to the exemption from registration provided for under Regulation S, promulgated under the United States Securities Act of 1933, as amended. Each of the subscribers represented that they were not a “US person” as such term is defined in Regulation S.

At the Closing Date, the Company issued approximately 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and up to 2,562,500 additional shares to accredited investors.  The Company issued the shares of Common Stock to persons in transactions pursuant to the exemption from registration provided for under Regulation D, promulgated under the United States Securities Act of 1933, as amended. Each of the subscribers represented that they were “accredited investors” as such term is defined in Regulation D.

Between May and August 2017, the Board of Directors of FingerMotion, Inc. (the “Company”) approved the issuance of approximately 1,320,000 shares of common stock to certain non-U.S. accredited investors at a purchase price of $1.00 per share. The issuance of an additional 70,000 shares was previously approve at $0.50 per share to certain non-U.S. accredited investors.

In addition, in August 2017 the Board of Directors approved the issuance of 750,000 shares of common stock at par value to a non-U.S. based consultant.

Also, in September 2017, Company’s CEO, Wong H’Sien Loong, distributed approximately 1,900,000 of his shares of common stock to to certain non-U.S. accredited investors. Mr. Wong retained 350,000 shares of common stock.

The securities referred to herein will not be and have not been registered under the United States Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2017	FINGERMOTION, INC.

	By:	/s/ Wong H’Sien Loong
Wong H’Sien Loong Chief Executive Officer
(Principal Executive Officer)