Form 10-Q
period 2017-08-31
FingerMotion, Inc.
filed 2017-12-01
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ⌧ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 27, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,146,753
Series A Preferred Stock, $0.001 par value	0

FINGERMOTION, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2017

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Balance Sheets

	August 31,	February 28,
	2017	2017
	(Unaudited)
ASSETS

Current Assets

Cash	$864,549	$13,346
Accounts receivable	102,836	54,793
Intangible assets, net	185,417	-
Escrowed funds	29,633	-
Other receivable	632	4,389

TOTAL ASSETS	$1,183,067	$72,528

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities

Accounts payable and accrued expenses	168,933	131,580
Other accrued expenses	79,984	97,695
Due to related party	-	1,646

TOTAL LIABILITIES	248,917	230,921

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.0001 per share; Authorized 19,000,000 shares; issued and outstanding 16,116,750 shares. and 12,000,000 issued and outstanding at August 31, 2017 and February 28, 2017 respectively	1,612	1,200

Common stock subscribed	1,275,000

Additional paid-in capital	221,261	-

Accumulated deficit	(563,723)	(158,393)

TOTAL SHAREHOLDERS' DEFICIT	934,150	(157,193)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,183,067	$73,728

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Operations

				April 6, 2016
	Three Months Ended	Three Months Ended	Six Months Ended	Inception Through
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$57,006	$3,856	$70,438	$26,109
Cost of revenue	119,892	2,986	126,958	20,008

Gross (Loss)/profit	(62,886)	870	(56,520)	6,101

Amortization	14,583	-	14,583	-
General & administrative	276,989	36,000	334,315	62,689

Total operating expenses	291,572	36,000	348,898	62,689

Net (loss) from operations	(354,458)	(35,130)	(405,418)	(56,588)

Other income - Exchange rate gain (loss)	(13)	-	88	-

Net (Loss)	$(354,471)	$(35,130)	$(405,330)	$(56,588)

Basic (Loss) Per Share	$(0.04)	$(0.01)	$(0.06)	$(0.02)
Diluted (Loss) Per Share	$(0.04)	$(0.01)	$(0.06)	$(0.02)
Wgt Ave Common Shares Outstanding - Basic	9,963,524	2,576,750	6,242,129	2,576,750
Wgt Ave Common Shares Outstanding - Diluted *	9,977,383	2,576,750	6,249,058	2,576,750

* Reflects 4 to 1 reverse split

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Cash Flows

		April 6, 2016
		Inception
	Six Months Ended	Through
	August 31,	August 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net (loss)	$(405,330)	$(56,588)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Amortization	14,583	-
Common stock issued for services	47,250	-
Debt release	-	-
Increase in accounts receivable	(48,043)	(18,081)
Decrease in other receivable	4,957	-
Increase in prepaid expenses	(29,633)	-
Increase in accounts payable and accrued expenses	17,996	74,669

Cash used in operating activities	(398,220)	-

Cash flows from investing activities
Increase in licenses	(200,000)	-
Net cash used in investing activities	(200,000)	-

Cash flows from financing activities
Proceeds from sale of common stock	190,000	-
Common stock issued in reverse merger	(15,577)	-
Advances from related parties	-	-
Proceeds from stock subscriptions	1,275,000)	-

Net cash provided by financing activities	1,449,423	-

Net change in cash	851,203	-

Cash at beginning of period	13,346	-

Cash at end of period	$864,549	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statement of Shareholders' Equity

			Capital Paid
	Common Stock		in Excess	Shares to be	Deficit
	Shares	Amount	of Par Value	Issued	Accumulated	Total
Balance at March 1, 2017	12,000,000	$-	$-	$-	$(158,393)	$(157,193)

Common stock issued in reverse merger	2,576,750	258	(15,835)			(15,577)

Common stock issued for cash	190,000	19	189,981			190,000

Fair value of common stock issued for services	1,350,000	135	47,115			47,250

Stock subscribed			-	1,275,000		1,275,000

Net (Loss)	-	-	-	-	(405,330)	(405,330)
Balance at August 31, 2017 (Unaudited)	16,116,750	$1,612	$221,261	$1,275,000	$(563,723)	$934,150

*4 to 1 reverse stock split as of June 23, 2017.

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017 after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (FMCL), a Hong Kong corporation that is an information technology company which specialize in operating and publishing mobile games.

Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. At the Closing Date, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to other consultants in connection with the transactions contemplated by the Share Exchange Agreement.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of FMCL effectuated control of the post-combination Company. For accounting purposes, FMCL was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of FMCL (i.e., a capital transaction involving the issuance of shares by the Company for the shares of FMCL). Accordingly, the consolidated assets, liabilities and results of operations of FMCL became the historical financial statements of FingerMotion, Inc. and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with FMCL beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

Note 2 - Summary of Principal Accounting Policies

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended August 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of February 28, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017. These financial statements should be read in conjunction with that report.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements (continued)

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company plans to early adopt the ASU, and is currently evaluating implementation date and the impact of this amendment on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.

The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   The Company is currently evaluating the impact of these amendments on its financial statements.

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

Use Of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Certain Risks And Uncertainties

The Company relies on cloud based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3-10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment Of Long-Lived Assets

The Company classifies its long-lived assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite – lived intangible assets.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion.

Accounts Receivable And Concentration Of Risk

Accounts receivable, net is stated at the amount the Company expects to collect, or the net realizable value. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

FINGERMOTION, INC.
Fka Property Management Corporation of America
Three Months ended August 31, 2017 and 2016
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Cash And Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

Earnings Per Share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive.

Revenue Recognition

The Company recognizes revenue from providing hosting and integration services and licensing the use of its technology platform to its customers. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for licensing, revenue is recognized when the Company’s technology is used to provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.  We account for our multi-element arrangements, such as instances where we design a custom website and separately offer other services such as hosting, which are recognized over the period for when services are performed.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $563,723 and $158,393 at August 31, 2017 and February 28, 2017, respectively, and had a net loss of $354,471 and $405,330 for the three months and six months ended August 31, 2017 respectively.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Going Concern (continued)

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional equity or debt financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

Note 4 – Intangible Assets

As of August 31, 2017 and February 28, 2017, the company has the following amounts related to intangible assets:

	August 31,	February 28,
	2017	2017
Licenses	$200,000	$-
Less: accumulated amortization	(14,583)	-
Net intangible assets	$185,417	$-

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended August 31, 2017 and 2016 totaled $14,583 and nil, respectively. Amortization expense for the six months ended August 31, 2017 and period from April 6, 2016 Inception to August 31, 2016 totaled $14,583 and nil, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 11 months as of August 31, 2017. The estimated future amortization of the intangible assets is as follows:

For six months ended August 31,	Estimated Amortization Expenses
2018	$185,417

Note 5 – Common Stock

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

The Company issued approximately 940,000 shares of common stock during the three months ended August 31, 2017, of which 750,000 were issued to consultants at $0.035 per share and 190,000 were issued to investors at a per share purchase price of $1.00. The Company also entered into agreement for the issuance of an additional approximately 1,219,366 shares for an aggregate purchase price of approximately $1,219,367. A portion of such shares have not yet been issued.

Also, in September 2017, Company’s CEO, Wong H’Sien Loong, distributed approximately 1,900,000 of his shares of common stock to to certain non-U.S. accredited investors. Mr. Wong retained 350,000 shares of common stock.

The Company declared no dividends through August 31, 2017.

Note 6 – Common Stock Subscribed

The Company has received $1,225,000 from the sale of common stock and the shares had not been issued as of August 31, 2017.

Note 7 – Related Party Transactions

One hundred percent (100%) of the Company’s revenue prior to the change of control on April 14, 2017 came from the management of two properties under management services contracts. These properties are owned in part by the former Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company. Since the control change the Company no longer has this revenue stream.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Related Party Transactions (continued)

The Company sublet an approximate 250 square foot office space from Washington Capital Advisors LLC. in Marshall, Virginia, which served as its principal executive offices. The sublease was on a month-to-month basis for $350 per month. Rent expense related to its office space was $350 and $1,050 and $350 and $2,100 for the three and six month periods ended August 31, 2017 and $1,050 for August 31, 2016, respectively. The lease ended after March 2017.

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,	April 6, 2016 Inception Through August 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(354,471)	$(35,130)	$(405,330)	$(56,588)
Denominator
Weighted average number of common shares outstanding —basic *	9,963,524	2,576,750	6,242,129	2,576,750
Weighted average number of common shares outstanding —diluted *	9,977,383	2,576,750	6,249,058	2,576,750
Loss per common share — basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)

* Reflects 4 for 1 reverse split

Note 9 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The Company generated taxable income for the six months ended August 31, 2017 and period from April 6, 2016 Inception to August 31, 2016, and which is subject to U.S. federal corporate income tax rate of 34%, respectively.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended August 31, 2017 and period from April 6, 2016 Inception to August 31, 2016 , and therefore, Finger Motion Company Limited was not subject to Hong Kong profits tax.

The Company’s effective income tax rates were 34% for the six months ended August 31, 2017 and period from April 6, 2016 Inception to August 31, 2016, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the six months ended August 31,	April 6, 2016 Inception Through August 31,
	2017	2016
	(Unaudited)
U.S. statutory tax rate	34.0%	34.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5% )	(16.5% )
Others	0.0%	0.0%
Effective tax rate	34.0%	34.0%

As of August 31, 2017 and February 28, 2017, the Company has a deferred tax asset of $137,812 and $19,240, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of August 31, 2017 and February 28, 2017, the valuation allowance was $137,812 and $19,240, respectively.

	August 31,	February 28,
	2017	2017

Deferred tax asset from operating losses carry-forwards	$137,812	$19,240
Valuation allowance	(137,812)	(19,240)
Deferred tax asset, net	$-	$-

Note 10 – Commitments And Contingencies

Operating lease

The Company did not have any operating lease as of August 31, 2017.

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 11 – Subsequent Events

The Company has evaluated all transactions from August 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

Results of Operations

We recorded $57,006 in revenue from operations for the three month period ended August 31, 2017, compared to $3,856 for the three month period ended August 31, 2016.

We recorded $70,438 in revenue from operations for the six month period ended August 31, 2017, compared to $26,109 for the six month period ended August 31, 2016.

Our revenue during the referenced periods in 2017 increased from 2016 as a result of a new game launche in August 2017.

Cost of revenue

We recorded $119,892 in cost of revenue for the three month period ended August 31, 2017, compared to $2,986 during the same period in 2016. We also recorded $126,958 in cost of revenue for the six month period ended August 31, 2016, compared to $20,008 during the period from inception April 6, 2016 through August 31, 2016.

.

Our cost of revenue increased during 2017 as we increased our support in preparation for the game launched in August 2017. Key costs are server hosting costs and marketing cost. Our cost of revenue in 2016 has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $291,572 in operating expenses for the three month period ended August 31, 2017 compared to $36,000 for the three month period ended August 31, 2016. The increase was primarily related to payment of consulting and contract labor with respect to our new business operations and financing activities, while our operating expenses in 2016 consisted primarily of professional fees and administrative expenses. Similarly, we recorded $348,848 in operating expenses for the six month period ended August 31, 2017 compared to $62,689 for the period from inception April 6, 2016 through August 31, 2016.

Loss per share for the three months ended August 31, 2016 and 2017 were approximately $0.01 and $0.04, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

During the three months ended August 31, 2017, the Company incurred a net loss of $354,471, used cash in operations of $398,220, and at August 31, 2017, had a stockholders' deficit of $934,150. However, as of August 31, 2017, the Company had $934,150 in working capital.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional equity or debt financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

The Company’s sources and uses of cash were as follows:

Cash Flows

We used net cash of $398,220 in our operating activities during the six months ended August 31, 2017, while net cash provided by financing activities during the period was $1,449,423, and cash at end of the period of $864,549.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended August 31, 2017.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

We issued approximately 940,000 shares of common stock during the three months ended August 31, 2017, of which 750,000 were issued to consultants at $0.035 per share and 190,000 were issued to investors at a per share purchase price of $1.00. We also entered into agreement for the issuance of an additional approximately 1,219,366 shares for an aggregate purchase price of approximately $1,219,367. A portion of such shares have not yet been issued.

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2017	FINGERMOTION, INC.

	By:	/s/ Wong H’Sien Loong
Wong H’Sien Loong Chief Executive Officer

(Principal Executive Officer)