Form 10-Q
period 2017-11-30
FingerMotion, Inc.
filed 2018-01-22
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of January 12, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,146,753
Series A Preferred Stock, $0.001 par value	0

FINGERMOTION, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2017

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Balance Sheets

	November 30, 2017	February 28, 2017
	(Unaudited)
ASSETS

Current Assets

Cash	$436,531	$13,346
Accounts receivable	126,858	54,793
Equipment (net of $58 and $-0- depreciation)	1,681
Licenses (net of $64,583and $-0- amortization)	135,417	-
Escrowed funds	13,849	-
Other receivable	73,447	5,589

TOTAL ASSETS	$787,783	$73,728

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities

Accounts payable and accrued expenses	$111,462	$131,580
Other accrued expenses	49,030	97,695
Due to related party	-	1,646

TOTAL LIABILITIES	160,492	230,921

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.0001 per share; Authorized 19,000,000 shares; issued and outstanding 17,262,753 shares. and 12,000,000 issued and outstanding at November 30, 2017 and February 28, 2017 respectively	1,727	1,200

Common stock subscribed	270,000

Additional paid-in capital	1,385,146	-

Accumulated deficit	(1,029,582)	(158,393)

TOTAL SHAREHOLDERS' EQUITY	627,291	(157,193)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$787,783	$73,728

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Operations

				April 6, 2016
	Thre Months Ended	Thre Months Ended	Nine Months Ended	Inception Through
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$162,859	$15,517	$233,297	$67,734
Cost of revenue	125,923	12,721	252,881	52,737

Gross profit/(loss)	36,936	2,796	(19,584)	14,997

Amortization	50,000	-	64,583	-
General & administrative expenses	452,702	37,290	787,017	173,391

Total operating expenses	502,702	37,290	851,600	173,391

Net (loss) from operations	(465,766)	(34,494)	(871,184)	(158,394)

Other income - Exchange rate gain (loss)	(93)	-	(5)	-

Net (Loss)	$(465,859)	$(34,494)	$(871,189)	$(158,394)

Basic (Loss) Per Share	$(0.03)	$(0.01)	$(0.09)	$(0.06)
Diluted (Loss) Per Share	$(0.03)	$(0.01)	$(0.09)	$(0.06)
Wgt Ave Common Shares Outstanding - Basic	16,932,610	2,576,750	9,870,708	2,576,750
Wgt Ave Common Shares Outstanding - Diluted *	17,402,610	2,576,750	10,027,945	2,576,750

* Reflects 4 to 1 reverse split

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Cash Flows

		April 6, 2016
		Inception
	Nine Months Ended	Through
	August 31,	August 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net (loss)	$(871,189)	$(158,394)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Amortization & depreciation	64,641
Common stock issued for services	47,250	-
(Increase) decrease in accounts receivable	(72,065)	(18,081)
(Increase) decrease in other receivable	(67,858)	-
(Increase) in prepaid expenses	(13,849)	-
Increase (decrease) in accounts payable and accrued expenses	(70,429)	74,669

Cash used in operating activities	(983,499)	(101,806)

Cash flows from investing activities
Purchase of equipment	(1,739)
(Increase) in licenses	(200,000)

Net cash used in investing activities	(201,739)
Cash flows from financing activities
Proceeds from sale of common stock	1,354,000	-
Common stock issued in reverse merger	(15,577)	-
Advances from related parties	-	-
Proceeds from stock subscriptions	270,000	-
Net cash provided by financing activities	1,608,423	-

Net change in cash	423,185	(101,806)

Cash at beginning of period	13,346	-

Cash at end of period	$436,531	$(101,806)
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statement of Shareholders' Equity

			Capital Paid
	Common Stock		in Excess	Shares to be	Deficit
	Shares	Amount	of Par Value	Issued	Accumulated	Total
Balance at March 1, 2017	12,000,000	$1,200	$-	$-	$(158,393)	$(157,193)

Common stock issued in reverse merger *	2,576,753	258	(15,835)			(15,577)

Common stock issued for cash	1,336,000	134	1,353,866			1,354,000

Fair value of common stock issued for services	1,350,000	135	47,115			47,250

Stock subscribed	-	-	-	270,000		270,000

Net (Loss)	-	-	-	-	(871,189)	(871,189)
Balance at November 30, 2017 (Unaudited)	17,262,753	$1,727	$1,385,146	$270,000	$(1,029,582)	$627,291

*4 to 1 reverse stock split as of June 23, 2017.

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months and Nine Months ended November 30, 2017 and 2016

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

Note 2 - Summary of Principal Accounting Policies

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended November 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of February 28, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017. These financial statements should be read in conjunction with that report.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months and Nine Months ended November 30, 2017 and 2016

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

Three Months and Nine Months ended November 30, 2017 and 2016

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

Three Months and Nine Months ended November 30, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Cash And Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to seven years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45.

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $1,029,582 and $158,393 at November 30, 2017 and February 28, 2017, respectively, and had a net loss of $465,859 and $871,189 for the three months and nine months ended November 30, 2017 respectively.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months and Nine Months ended November 30, 2017 and 2016

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

Note 4 – Equipment

As of November 30, 2017 and February 28, 2017, the company has the following amounts related to intangible assets:

	November 30,	February 28,
	2017	2017
Equipment	$1,739	$-
Less: accumulated depreciation	(58)	-
Net equipment	$1,681	$-

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended November 30, 2017 and 2016 totaled $58 and nil, respectively. Depreciation expense for the nine months ended November 30, 2017 and period from April 6, 2016 Inception to November 30, 2016 totaled $58 and nil, respectively.

Note 5 – Intangible Assets

As of November 30, 2017 and February 28, 2017, the company has the following amounts related to intangible assets:

	November 30,	February 28,
	2017	2017
Licenses	$200,000	$-
Less: accumulated amortization	(64,583)	-
Net intangible assets	$135,417	$-

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended November 30, 2017 and 2016 totaled $14,583 and nil, respectively. Amortization expense for the nine months ended November 30, 2017 and period from April 6, 2016 Inception to November 31, 2016 totaled $14,583 and nil, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 11 months as of November 30, 2017. The estimated future amortization of the intangible assets is as follows:

For Nine months ended November 30,	Estimated Amortization Expenses
2018	$135,417

Note 6 – Common Stock

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

The Company issued approximately 2,686,000 shares of common stock during the nine months ended November 30, 2017, of which 1,350,000 were issued to consultants at $0.035 per share and 500,000 were issued to investors at a per share purchase price of $1.00 and 836,000 shares at a per share price of $1.50. The Company also entered into agreement for the issuance of an additional approximately 470,000 shares for an aggregate purchase price of approximately $270,000. A portion of such shares have not yet been issued.

Also, in September 2017, Company’s CEO, Wong H’Sien Loong, distributed approximately 1,900,000 of his shares of common stock to to certain non-U.S. accredited investors. Mr. Wong retained 350,000 shares of common stock.

The Company declared no dividends through November 30, 2017.

Note 7 – Common Stock Subscribed

The Company has received $270,000 from the sale of common stock and the shares had not been issued as of November 30, 2017.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months and Nine Months ended November 30, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Related Party Transactions

One hundred percent (100%) of the Company’s revenue prior to the change of control on April 14, 2017 came from the management of two properties under management services contracts. These properties are owned in part by the former Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company. Since the control change the Company no longer has this revenue stream.

The Company sublet an approximate 250 square foot office space from Washington Capital Advisors LLC. in Marshall, Virginia, which served as its principal executive offices. The sublease was on a month-to-month basis for $350 per month. Rent expense related to its office space was $350 and $1,050 and $350 and $2,100 for the three and nine month periods ended November 30, 2017 and $1,050 for November 30, 2016, respectively. The lease ended after March 2017.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,	April 6, 2016 Inception Through November 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(465,859)	$(34,494)	$(871,189)	$(158,394)
Denominator
Weighted average number of common shares outstanding —basic *	16,932,610	2,576,750	9,870,708	2,576,750
Weighted average number of common shares outstanding —diluted *	17,402,610	2,576,750	10,027,945	2,576,750
Loss per common share — basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.06)

* Reflects 4 for 1 reverse split

Note 10 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The Company generated taxable income for the nine months ended November 30, 2017 and period from April 6, 2016 Inception to November 30, 2016, and which is subject to U.S. federal corporate income tax rate of 34%, respectively.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the nine months ended November, 30, 2017 and period from April 6, 2016 Inception to November 30, 2016 , and therefore, Finger Motion Company Limited was not subject to Hong Kong profits tax.

The Company’s effective income tax rates were 34% for the nine months ended November 30, 2017 and period from April 6, 2016 Inception to November 30, 2016, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the nine months ended November 30,	April 6, 2016 Inception Through November 30,
	2017	2016
	(Unaudited)
U.S. statutory tax rate	34.0%	34.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5%)	(16.5%)
Others	0.0%	0.0%
Effective tax rate	34.0%	34.0%

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months and Nine Months ended November 30, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of November 30, 2017 and February 28, 2017, the Company has a deferred tax asset of $296,204 and $19,240, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of November 30, 2017 and February 28, 2017, the valuation allowance was $296,204 and $19,240, respectively.

	November 30,	February 28,
	2017	2017

Deferred tax asset from operating losses carry-forwards	$296,204	$19,240
Valuation allowance	(296,204)	(19,240)
Deferred tax asset, net	$-	$-

Note 11 – Commitments And Contingencies

Operating lease

The Company did not have any operating lease as of November 30, 2017.

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 12– Subsequent Events

The Company has evaluated all transactions from November 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

Results of Operations

We recorded $162,859 in revenue from operations for the three month period ended November 30, 2017, compared to $15,517 for the three month period ended November 31, 2016.

We recorded $233,297 in revenue from operations for the nine month period ended November 30, 2017, compared to $67,734 for the nine month period ended November 31, 2016.

Our revenue during the referenced periods in 2017 increased from 2016 as a result of a new game launche in August 2017.

Cost of revenue

We recorded $125,923 in cost of revenue for the three month period ended November 30, 2017, compared to $12,721 during the same period in 2016. We also recorded $252,881 in cost of revenue for the nine month period ended November 31, 2016, compared to $52,737 during the period from inception April 6, 2016 through November 31, 2016.

.

Our cost of revenue increased during 2017 as we increased our support in preparation for the game launched in August 2017. Key costs are server hosting costs and marketing cost. Our cost of revenue in 2016 has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $502,702 in operating expenses for the three month period ended November 30, 2017 compared to $37,290 for the three month period ended November 31, 2016. The increase was primarily related to payment of consulting and contract labor with respect to our new business operations and financing activities, while our operating expenses in 2016 consisted primarily of professional fees and administrative expenses. Similarly, we recorded $851,600 in operating expenses for the nine month period ended November 30, 2017 compared to $173,391 for the period from inception April 6, 2016 through November 31, 2016.

Loss per share for the three months ended November 31, 2016 and 2017 were approximately $0.01 and $0.03, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

During the nine months ended November 30, 2017, the Company incurred a net loss of $871,189, used cash in operations of $983,499, and at November 30, 2017, had a stockholders' deficit of $627,291. However, as of November 30, 2017, the Company had $627,291 in working capital.

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

The Company’s sources and uses of cash were as follows:

Cash Flows

We used net cash of $983,499 in our operating activities during the nine months ended November 30, 2017, while net cash provided by financing activities during the period was $1,608,423, and cash at end of the period of $436,531.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended November 30, 2017.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

The Company issued approximately 2,686,000 shares of common stock during the nine months ended November 30, 2017, of which 1,350,000 were issued to consultants at $0.035 per share and 500,000 were issued to investors at a per share purchase price of $1.00 and 836,000 shares at a per share price of $1.50. The Company also entered into agreement for the issuance of an additional approximately 470,000 shares for an aggregate purchase price of approximately $270,000. A portion of such shares have not yet been issued.

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2017	FINGERMOTION, INC.

	By:	/s/ Wong H’Sien Loong
Wong H’Sien Loong Chief Executive Officer

(Principal Executive Officer)