Form 10-K
period 2018-02-28
FingerMotion, Inc.
filed 2018-08-07
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended February 28, 2018

Commission file number 333-196503

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

As of July 11, 2017, the registrant had 17,435,753 shares of common stock outstanding, par value $0.0001.

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

Employees

As of February 28, 2018, we employed one executive officer on a full-time basis. We currently use independent contract labor to deliver services to our clients. No employees or contractors are covered by collective bargaining agreements. We consider relations with our employee and contractors to be good.

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

ITEM 2.	PROPERTIES

NONE

ITEM 3.	LEGAL PROCEEDINGS

As of August 3, 2018, there are no pending or threatened lawsuits against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTC Pink Sheets under the ticker symbol “FNGR” The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices of our shares of common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. This information was obtained from Bloomberg L.P.

Year 2018	High	Low
4th Quarter (December 2017 – February 2018)	$5.70	$4.90
3rd Quarter (September 2017 – November 2017)	$6.60	$4.00
2nd Quarter (June 2017 - August 2017)	$6.25	$1.60
1st Quarter (March 2017 – May 2017)	$1.72	$0.80

Year 2017	High	Low
4th Quarter (December 2016 – February 2017)	$1.60	$0.80
3rd Quarter (September 2016 – November 2016)	$1.60	$1.60
2nd Quarter (June 2016 - August 2016)	$1.92	$1.30
1st Quarter (March 2016 – May 2016)	$2.08	$0.60

Holders of our Common Stock

As of July 11, 2018, there were 75 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended February 28, 2018, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Overview

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

Results of Operations

The discussion below compares the Company’s results for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017. These results reflect the normal operations of our business. Although we offer various services under our management services agreements, we do not believe these services are unique enough in nature within the property management industry to warrant reporting their results separately. Therefore, the results below are inclusive of all the services offered to our customers under our management services agreements.

The Company has measured the impact of inflation and changing prices on operating expenses and net income for periods included in this Annual Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices this period.

Years Ended February 28, 2018 compared to period from April 6, 2016 Inception to February 28, 2017

Revenue

We recorded $453,543 and $67,734 in cost of revenue, respectively, for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017. The increase of $385,809 is a result of a new game launched in August 2017.

Cost of revenue

We recorded $434,717 and $52,737 in cost of revenue, respectively, for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017. Our cost of revenue increased during fiscal 2018 as we increased our support in preparation for the game launched in August 2017. Key costs are server hosting costs and marketing cost.

Operating expenses

We recorded $1,768,394 and $173,390 in operating expenses, respectively, for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017.

The increase was primarily related to increase on support in preparation for game launched in August 2017. Key costs are marketing cost and outsourcing cost related to game support.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended February 28, 2018, the Company incurred a net loss of $1,751,121, used cash in operations of $1,609,479, and at February 28, 2018, had a stockholders' deficit of $102,641. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended February 28, 2018 with respect to this uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had cash on hand of $10,551 at February 28, 2018. Our primary needs for cash are to fund and grow our ongoing operations. However, we will require additional capital to fully carry out our business plan.

During the twelve months ended February 28, 2018, the Company had a net decrease in cash of $2,795. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $1,609,479 in our operating activities during the twelve months ended February 28, 2018, consisting of a net loss of $1,751,121 increased by $261,285 due to changes in our accounts payable and accrued expenses, and increased by $241,456 due to changes in accounts receivable.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the year ended February 28, 2018.

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

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, as of February 28, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of February 28, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

This item is not applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the period ended February 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are, as of August 3, 2018, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

H’sien Loong Wong		Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer – Appointed April 14, 2017

H’sien Loong Wong has served as the Company’s Chairman since April 14, 2017. He started his career in investor relations in technology, biotechnology, mining and oil and gas. He has extensive experience in running of public companies. In particular, he was also CEO of Nexgen Petroleum Corp, an oil and gas drilling in Tennessee USA. Since 2008, Mr Wong established a career in Singapore primarily in Real Estate and logistics. He is currently a director of a commercial property valued at $600 million. He also currently serves as director to Food Bank Singapore, a registered charity. Mr Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia and his MSc in Real Estate from the National University of Singapore.

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

Meeting Attendance.

During the period ended February 28, 2018, there were no meetings of our Board of Directors.

Board Leadership Structure

On April 14, 2017, Mr. Wong became the Chairman of the Board of Directors of the Company. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer, President and Chief Financial Officer. The Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s Chief Executive Officer, President and Chief Financial Officer serve as a Director is in the best interest of the Company’s stockholders at this time.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Generally speaking, management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives and risks associated with our growth strategy, to improve long-term organizational performance and enhance stockholder value. The Company relies on its CEO and director Mr. Wong and its consultants in managing the risks associated with the Company’s operations. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, we assess the various risks being mitigated and determine what constitutes an appropriate level of risk for us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) reports were timely filed through the date of this report .

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

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended February 28, 2018 and February 28, 2017 as to (1) our Chief Executive Officer and President at the time, and (2) our current Chief Executive Officer, President and Chief Financial Officer.

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

H’sien Loong Wong,	2018	$—	$—	$—	$—	$—	$—	$—
Chairman of the Board,	2017	$—	$—	$—	$—	$—	$—	$—
	2015	$—	$—	$—	$—	$—	$—	$—

Narrative Disclosure to Summary Compensation Table

Mr. Wong is not subject to an employment contract.

Outstanding Equity Awards at Fiscal Year-End

There are no equity awards outstanding at February 28, 2018. The Company does not currently have an equity incentive program.

Nonqualified Deferred Compensation

The Company does not have any non-qualified deferred compensation plans.

Director Compensation

The Company did not compensate Mr.Wong for his participation as a Director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of August 3, 2018 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of August 3, 2018, pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership is based on 17,435,753 shares of Common Stock outstanding as of July 11, 2018.

The address for the director and named executive officers is c/o Property Management Corporation of America, Unit A, 19/F, Times Media Centre, 133 Wan Chai Road, Wan Chai, Hong Kong.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
H’sien Loong Wong(2)	350,000	2.053%
Executive officers and directors as a group (1 persons)	350,000	2.053%
5% or more stockholders

None(3)	—	—

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 3, 2018.

(2)	Reflects Mr. Wong’s purchase of 9,000,000 shares of our Common Stock on August 3, 2018.

(3)	Based solely on review of stockholders positions as reflected on the transfer agents records as of August 3, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Centurion ZD CPA Limited for our fiscal year ended February 28, 2018. The amount includes the cost to audit our 10K and for the review of our quarterly filings on Form 10Q during our fiscal year.

Year Ended
February 28, 2018
Audit fees:(1)	$28,000
Audit related fees:	—
Tax fees:	—
All other fees:	$—
Total	$28,000

(1) Audit fees represent fees of Centurion ZD CPA Limited. for the audit of the Company’s annual results of operations and reports on Form 10K and review of the Company’s quarterly results of operations and reports on Form 10-Q; and the services that an independent registered public accounting firm would customarily provide in connection with consents and assistance with review of documents filed with the Commission.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. Consistent with Commission policies regarding auditor independence, Mr.Wong had responsibility for appointing, setting compensation, and overseeing the work of the independent auditor through August 3, 2018. In recognition of this responsibility, they have established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

101***

The following materials from the Annual Report on Form 10-K of Property Management Corporation of America for the periods ended February 28, 2018 and February 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statement of Changes in Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

PROPERTY MANAGEMENT CORPORATION OF AMERICA

/s/ H’sien Loong Wong	August 3, 2018
H’sien Loong Wong
Chairman, President, Chief Executive Officer and Chief Financial Officer – Appointed April 14, 2017
(Principle Executive and Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H’sien Loong Wong
H’sien Loong Wong	Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer – Appointed April 14, 2017 (Principal Executive and Financial and Accounting Officer)	August 3, 2018

FINGERMOTION, INC.

Fka Property Management Corporation of America

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 28, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd.

Hong Kong

August 1, 2018

We have served as the Company's auditor since 2017.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Consolidated Condensed Balance Sheets

	February 28,	February 28,
	2018	2017

ASSETS

Current Assets

Cash	$10,551	$13,346

Accounts receivable	296,249	54,793

Equipment (net of $145 and $-0- depreciation)	1,594	-

Intangible assets (net of $114,583 and $-0- amortization)	85,417	-

Prepaid expenses	40,534	-

Other receivable	5,494	5,589

TOTAL ASSETS	$439,839	$73,728

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current Liabilities

Accounts payable	$107,082	$131,580

Other accrued expenses	385,124	97,695

Accrued inetrest	274	-

Convertible notes	50,000	-

Due to related party	-	1,646

TOTAL LIABILITIES	542,480	230,921

STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $0.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $0.0001 per share; Authorized 19,000,000 shares; issued and outstanding 17,432,753 shares. and 12,000,000 issued and outstanding at February 28, 2018 2017, respectively.	1,743	1,200

Common stock subscribed	150,000	-

Additional paid-in capital	1,655,130	-

Accumulated deficit	(1,909,514)	(158,393)

TOTAL STOCKHOLDERS' DEFICIENCY	(102,641)	(157,193)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$439,839	$73,728

See accompanying notes to the consolidated financial statements.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Consolidated Statements of Operations

	Year ended	Period from April 6, 2016 Inception
	February 28, 2018	to February 28, 2017

Revenue	$453,543	$67,734
Cost of revenue	(434,717)	(52,737)

Gross profit	18,826	14,997

Amortization and depreciation	114,728	-
General and administrative expenses	1,653,666	173,390

Total operating expenses	1,768,394	173,390

Net loss from operations	(1,749,568)	(158,393)

Other expense:
Exchange rate loss	(1,279)	-
Interest expense	(274)	-

Total other expense	(1,553)	-

Net Loss	$(1,751,121)	$(158,393)

Basic Loss Per Share	$(0.15)	$(0.06)
Diluted (Loss) Per Share	$(0.15)	$(0.06)
Wgt Ave Common Shares Outstanding - Basic *	11,729,514	2,576,750
Wgt Ave Common Shares Outstanding - Diluted *	11,760,199	2,576,750

* Reflects 4 to 1 reverse split as of June 23, 2017

See accompanying notes to the consolidated financial statements.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Consolidated Statement of Stockholders’ Deficiency

	Common Stock		Additional	Common stock	Accumulated
	Shares	Amount	paid-in capital	subscribed	Deficit	Total
Balance at March 1, 2017	12,000,000	$1,200	$-	$-	$(158,393)	$(157,193)

Common stock issued in reverse merger *	2,576,753	258	(15,835)			(15,577)

Common stock issued for cash	1,506,000	150	1,623,850			1,624,000

Fair value of common stock issued for services	1,350,000	135	47,115			47,250

Stock subscribed	-	-	-	150,000		150,000

Net Loss	-	-	-	-	(1,751,121)	(1,751,121)

Balance at February 28, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$(102,641)

* Reflects 4 to 1 reverse stock split as of June 23, 2017

See accompanying notes to the consolidated financial statements.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Consolidated Statement of Cash Flows

	Year ended	Period from April 6, 2016
	February	Inception to February 28,
	28, 2018	2017

Net loss	$(1,751,121)	$(158,393)
Adjustments to reconcile decrease in net assets to net cash (used in) provided by operating activities:

Amortization and depreciation	114,728	-

Common stock issued for services	47,250	-

Increase in accounts receivable	(241,456)	(54,793)

Decrease (Increase) in other receivable	95	(4,389)

Increase in prepaid expenses	(40,534)	-

Increase in accounts payable and other accrued expenses	261,285	230,921

Increase in accrued interest	274	-

Cash (used in) provided by operating activities	(1,609,479)	13,346

Cash flows from investing activities

Purchase of equipment	(1,739)	-

Acquisition of licenses	(200,000)	-

Net cash used in investing activities	(201,739)	-

Cash flows from financing activities

Proceeds from issuance of common stock	1,624,000	-

Common stock issued in reverse merger	(15,577)	-

Proceeds from convertible notes	50,000	-

Proceeds from stock subscriptions	150,000	-

Net cash provided by financing activities	1,808,423	-

Net change in cash	(2,795)	13,346

Cash at beginning of year	13,346	-

Cash at end of year	$10,551	$13,346

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company offers management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017 after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (FMCL), a Hong Kong corporation incorporated on April 6, 2016 that is an information technology company which specialize in operating and publishing mobile games.

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Convertible notes

In accordance with ASC subtopic 470-20, the convertible notes are initially carried at the principal amount of the convertible notes. Debt premium or discounts, which are the differences between the carrying value and the principal amount of convertible notes at the issuance date, together with related debts issuance cost, are subsequently amortized using effective interest method as adjustments to interest expense from the debt issuance date to its first redemption date. Convertible notes are classified as a current liability if they are or will be callable by the Company or puttable by the debt holders within one year from the balance sheet date, even though liquidation may not be expected within that period.

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements (continued)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $1,909,514 and $158,393 at February 28, 2018 and 2017, respectively, and had a net loss of $1,741,121and $158,393 for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017, respectively.

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Note 4 – Equipment

As of February 28, 2018 and 2017, the company has the following amounts related to intangible assets:

	February 28,	February 28,
	2018	2017
Equipment	$1,739	$-
Less: accumulated depreciation	(145)	-
Net equipment	$1,594	$-

No significant residual value is estimated for the equipment. Depreciation expense for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017 totaled $145 and -0-, respectively.

Note 5 – Intangible Assets

As of February 28, 2018 and 2017, the company has the following amounts related to intangible assets:

	February 28,	February 28,
	2018	2017
Licenses	$200,000	$-
Less: accumulated amortization	(114,583)	-
Net intangible assets	$85,417	$-

No significant residual value is estimated for these intangible assets. Amortization expense year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017 totaled $114,583 and -0-, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 8 months as of February 28, 2018. The estimated future amortization of the intangible assets is as follows:

For year ended February 28,	Estimated Amortization Expenses
2019	$85,417

Note 6 – Convertible Notes

The convertible note having a Face Value of $50,000 at February 28, 2018 and accruing interest at 10% is due January 8, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Note 7 – Common Stock

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

The Company issued approximately 2,836,000 shares of common stock during the fiscal year ended February 28, 2018, of which 1,350,000 were issued to consultants at $0.035 per share. 400,000, 470,000 and 636,000 shares were issued to investors at a per share purchase price of $0.50, $1.00 and $1.50, respectively. The Company also entered into agreement for the issuance of an additional approximately 150,000 shares for an aggregate purchase price of approximately $150,000. As of February 28, 2018, the 150,000 shares have not yet been issued.

Also, in September 2017, Company’s CEO, H’sien Loong Wong, distributed approximately 1,900,000 of his shares of common stock to certain non-U.S. accredited investors. Mr. Wong retained 350,000 shares of common stock.

The Company declared no dividends through February 28, 2018.

Note 8 – Common Stock Subscribed

The Company has received $150,000 from the sale of common stock and the shares had not been issued as of February 28, 2018.

Note 9 – Related Party Transactions

One hundred percent (100%) of the Company’s revenue prior to the change of control on April 14, 2017 came from the management of two properties under management services contracts. These properties are owned in part by the former Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company. Since the control change the Company no longer has this revenue stream.

The Company sublet an approximate 250 square foot office space from Washington Capital Advisors LLC. in Marshall, Virginia, which served as its principal executive offices. The sublease was on a month-to-month basis for $350 per month. Rent expense related to its office space was $350 and $1,050 for the year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017, respectively. The lease ended after March 2017.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended February 28, 2018	Period from April 6, 2016 Inception to February 28, 2017

Numerator - basic
Net Loss	$(1,751,121)	$(158,394)
Numerator - diluted
Net Loss	$(1,750,847)	$(158,394)
Weighted average number of common shares outstanding —basic *	11,729,514	2,576,750
Weighted average number of common shares outstanding —diluted *	11,760,199	2,576,750
Loss per common share — basic	$(0.15)	$(0.06)
Loss per common share —diluted	$(0.15)	$(0.06

* Reflects 4 for 1 reverse split

Note 11 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a U.S. federal corporate income tax of 21% The Company did not generate a taxable income for the fiscal year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017, which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the fiscal year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017, and therefore, Finger Motion Company Limited was not subject to Hong Kong profits tax.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Note 11 - Income Taxes (Continued)

The Company’s effective income tax rates were 21% and 34% for fiscal year ended February 28, 2018 and period from April 6, 2016 Inception to February 28, 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	Year ended February 28, 2018	Period from April 6, 2016 Inception to February 28, 2017

U.S. statutory tax rate	21%	34.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5)%	(16.5)%
Others	0.0%	0.0%
Effective tax rate	21.0%	34.0%

As of February 28, 2018 and 2017, the Company has a deferred tax asset of $367,735 and $19,240, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of February 28, 2018 and 2017, the valuation allowance was $367,735 and $19,240, respectively.

February 28,		February 28,
2018		2017

Deferred tax asset from operating losses carry-forwards	$367,735	$19,240
Valuation allowance	(367,735)	(19,240)
Deferred tax asset, net	$-	$-

Note 12 – Commitments And Contingencies

Operating lease

The Company did not have any operating leases as of February 28, 2018.

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Notes to the Consolidated Financial Statements

Note 13 – Subsequent Events

The Company has evaluated all transactions from February 28, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.