Form 10-Q
period 2018-05-31
FingerMotion, Inc.
filed 2018-10-01
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 26, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,707,753
Series A Preferred Stock, $0.001 par value	0

FINGERMOTION, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Balance Sheets

	May 31,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$9,508	$10,551
Accounts receivable	345,259	296,249
Equipment (net of $232 and $145 depreciation)	1,507	1,594
Licenses (net of $164,583 and $114,583 amortization)	35,417	85,417
Prepaid expenses	400,581	40,534
Other receivable	37,950	5,494

TOTAL ASSETS	$830,222	$439,839
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$493,530	$107,082
Other accrued expenses	180,365	385,124
Accrued interest	5,251	274
Convertible notes payable	300,000	50,000
Note payable	66,000	-
TOTAL LIABILITIES	1,045,146	542,480
SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.0001 per share; Authorized 19,000,000 shares; issued and outstanding 17,707,753 shares. and 17,432,753 issued and outstanding at May 31, 2018 and February 28, 2018 respectively	1,771	1,743

Common stock subscribed	-	150,000
Additional paid-in capital	1,985,103	1,655,130
Accumulated deficit	(2,201,798)	(1,909,514)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	(214,924)	(102,641)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$830,222	$439,839

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenue	$183,130	$13,432
Cost of revenue	152,507	7,066
Gross profit	30,623	6,366

Amortization & depreciation	50,087	-
General & administrative expesnes	263,744	50,926
Professional fees	12,200	6,299
Total operating expenses	326,031	57,225

Net loss from operations	(295,408)	(50,859)
Other income (expense):
Interest expense	(4,973)	-
Exchange rate gain	8,097	-
Total other income	3,124	-
Net Loss	$(292,284)	$(50,859)
Basic Loss Per Share	$(0.02)	$(0.00)
Diluted Loss Per Share	$(0.02)	$(0.00)
Wgt Ave Common Shares Outstanding - Basic	17,554,237	12,000,000
Wgt Ave Common Shares Outstanding - Diluted	17,554,237	12,000,000

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss	$(292,284)	$(50,859)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Amortization & depreciation	50,087	-
Increase in accounts receivable	(49,010)	(12,083)
Increase in other receivable	(32,456)	-
Increase in prepaid expenses	(360,047)	(40,000)
Increase in accounts payable and accrued expenses	186,666	90,024

Cash used in operating activities	(497,044)	(12,918)

Cash flows from investing activities

Net cash provided by investing activities	-	-

Cash flows from financing activities
Notes payable	316,000	-
Proceeds from issuance of shares	-	129
Proceeds from stock subscriptions	180,001	-

Net cash provided by financing activities	496,001	129

Net change in cash	(1,043)	(12,789)

Cash at beginning of period	10,551	13,346
Cash at end of period	$9,508	$557
Supplemental disclosures of cash flow information:	$-	$(12,790)
Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statement of Shareholders' Equity

	Common Stock		Capital Paid in Excess of Par	Shares to	Deficit
	Shares	Amount	Value	be Issued	Accumulated	Total
Balance at March 1, 2017	12,000,000	$1,200	$-	$-	$(158,393)	$(157,193)

Common stock issued in reverse merger	2,576,753	258	(15,835)	-	-	(15,577)

Common stock issued for cash	1,506,000	150	1,623,850	-	-	1,624,000

Fair value of common stock issued for services	1,350,000	135	47,115	-	-	47,250

Stock subscribed	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	(1,751,121)	(1,751,121)
Balance at February 28, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$(102,641)

Common stock issued for cash	275,000	28	329,973	(150,000)	-	180,001

Net loss	-	-	-	-	(292,284)	(292,284)
Balance at May 31, 2018	17,707,753	$1,771	$1,985,103	$-	$(2,201,798)	$(214,924)

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

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

Note 2 - Summary of Principal Accounting Policies

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended May 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of February 28, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended February 28, 2018 included in the August 7, 2018. These financial statements should be read in conjunction with that report.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

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

Three Months ended May 31, 2018 and 2017

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Impairment Of Long-Lived Assets (continued)

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,201,798 and $1,909,514 at May 31, 2018 and February 28, 2018, respectively, and had a net loss of $292,284 and $50,859 for the three months ended May 31, 2018 and 2017, respectively.

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Equipment

As of May 31, 2018 and February 28, 2018, the company has the following amounts related to intangible assets:

	May 31,	February 28,
	2017	2018
Equipment	$1,739	$1,739
Less: accumulated depreciation	(232)	(145)
Net equipment	$1,507	$1,594

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended May 31, 2018 and 2017 totaled $87 and -0-, respectively.

Note 5 – Intangible Assets

As of May 31, 2018 and February 28, 2018, the company has the following amounts related to intangible assets:

	May 31,	February 28,
	2018	2018
Licenses	$200,000	$200,000
Less: accumulated amortization	(164,583)	(114,583)
Net intangible assets	$35,417	$85,417

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended May 31, 2018 and 2017 totaled $50,000 and -0-, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 5 months as of May 31, 2018. The estimated future amortization of the intangible assets is as follows:

For year ended February 28,	Estimated Amortization Expenses
2019	$35,417

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Convertible notes payables

A Note Payable having a Face Value of $50,000 at May 31, 2018 and accruing interest at 10% is due February 8, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at May 31, 2018 and accruing interest at 10% is due February 23, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

A Note Payable having a Face Value of $100,000 at May 31, 2018 and accruing interest at 10% is due March 28, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $1.00 per share.

A Note Payable having a Face Value of $50,000 at May 31, 2018 and accruing interest at 10% is due May 3, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at May 31, 2018 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

Note 7 - Note payable

A Note Payable having a Face Value of $66,000 at May 31, 2018 and accruing interest at 0% is due May 21, 2021.

Note 8 – Common Stock

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

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Common Stock (continued)

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

The Company issued approximately 275,000 shares of common stock during the three months ended May 31, 2018.

Note 9 – Common Stock Subscribed

The Company has received $150,000 from the subscription of common stock during the year ended February 28, 2018. On May 2, 2018, the Company issued 100,000 shares of the subscribed common stock to assigned investors.

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For three months ended May 31,
	2018	2017
	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(292,284)	$(50,859)
Denominator
Weighted average number of common shares outstanding —basic	17,554,237	12,000,000
Weighted average number of common shares outstanding —diluted	17,554,237	12,000,000
Loss per common share — basic and diluted	$(0.02)	(0.00)

Note 11 - Income Taxes

The Company and its subsidiary file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2018 and 2017, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

FINGERMOTION, INC.

Fka Property Management Corporation of America

Three Months ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 11 - Income Taxes (continued)

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2018 and 2017.

The Company’s effective income tax rates were 21% and 34% for the three months ended May 31, 2018 and 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the three months ended May 31,
	2018	2017
	(Unaudited)	(Unaudited)
U.S. statutory tax rate	21.0%	34.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5%)	(16.5%)
Others	0.0%	0.0%
Effective tax rate	21.0%	34.0%

As of May 31, 2018 and February 28, 2018, the Company has a deferred tax asset of $61,380 and $367,735, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of May 31, 2018 and February 28, 2018, the valuation allowance was $61,380 and $367,735, respectively.

	May 31,	February 28,
	2018	2018

Deferred tax asset from operating losses carry-forwards	$61,380	$367,735
Valuation allowance	(61,380)	(367,735)
Deferred tax asset, net	$-	$-

Note 12 – Commitments And Contingencies

Operating lease

The Company did not have any operating lease as of May 31, 2018.

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 13 – Subsequent Events

The Company has evaluated all transactions from May 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Results of Operations

We recorded $183,130 in revenue from operations for the three month period ended May 31, 2018, compared to $13,432 for the three month period ended May 31, 2017. Our revenue during the referenced periods in 2018 increased from 2017 as a result of a new game launche in August 2017.

Cost of revenue

We recorded $152,507 in cost of revenue for the three month period ended May 31, 2018, compared to $7,066 during the same period in 2017.

Our cost of revenue increased during 2018 as we increased our support in preparation for the game launched in August 2017. Key costs are server hosting costs and marketing cost. Our cost of revenue in 2018 has consisted of direct costs associated with the delivery of services under our management service agreements, primarily sub-contractor costs.

Operating expenses

We recorded $362,031 in operating expenses for the three month period ended May 31, 2018 compared to $57,225 for the three month period ended May 31, 2017. The increase was primarily related to payment of consulting and contract labor with respect to our new business operations and financing activities.

Loss per share for the three months ended May 31, 2018 and 2017 were approximately $0.02 and $0.00, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

During the three months ended May 31, 2018, the Company incurred a net loss of $292,284, used cash in operations of $497,044, and at May 31, 2018, had a stockholders' deficit of $214,924.

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

The Company’s sources and uses of cash were as follows:

Cash Flows

We used net cash of $497,044 in our operating activities during the three months ended May 31, 2018, while net cash provided by financing activities during the period was $496,001, and cash at end of the period of $9,508.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended May 31, 2018.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

The Company issued approximately 10,000 shares of common stock during the three months ended May 31, 2018, The Company also entered into agreement for the issuance of an additional approximately 265,000 shares for an aggregate purchase price of approximately $330,000. As of May 31, 2018, these shares have not yet been issued.

The securities referred to herein will not be and have not been registered under the United States Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2018	FINGERMOTION, INC.

	By:	/s/ Wong H’Sien Loong
Wong H’Sien Loong Chief Executive Officer

(Principal Executive Officer)