Form 10-Q
period 2018-11-30
FingerMotion, Inc.
filed 2019-01-22
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-196503

FINGERMOTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4600326

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 912, 9/F.,

Two Harbourfront, 22 Tak Fung Street, Hunghom,

Kowloon, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,503,753
Series A Preferred Stock, $0.001 par value	0

FINGERMOTION, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Balance Sheets

	Nov 30,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$685,193	$10,551
Accounts receivable	607,772	296,249
Equipment (net of $1,780 and $145 depreciation)	11,257	1,594
Licenses (net of $200,000 and $114,583 amortization)	-	85,417
Prepaid expenses	2,591,071	40,534
Other receivable	58,626	5,494
TOTAL ASSETS	$3,953,919	$439,839
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,472,953	$107,082
Other accrued expenses	1,545,827	385,124
Accrued interest	23,485	274
Convertible notes payable	370,000	50,000
Note payable	66,000	-
TOTAL LIABILITIES	3,478,265	542,480
SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-
Common Stock, par value $.0001 per share; Authorized 19,000,000 shares; issued and outstanding 18,503,753 shares. and 17,432,753 issued and outstanding at November 30, 2018 and February 28, 2018 respectively	1,850	1,743
Common stock subscribed	-	150,000
Additional paid-in capital	3,287,523	1,655,130
Accumulated deficit	(2,845,836)	(1,909,514)
Accumulated other comprehensive income	32,117	-
TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	475,654	(102,641)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,953,919	$439,839

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$524,425	$162,859	$783,842	$233,297

Cost of revenue	435,444	125,923	639,497	252,881

Gross profit (loss)	88,981	36,936	144,345	(19,584)

Amortization & depreciation	87	50,000	85,678	64,583

General & administrative expenses	130,732	452,702	592,853	787,017

Total operating expenses	130,819	502,702	678,531	851,600

Net loss from operations	(41,838)	(465,766)	(534,186)	(871,184)
Other income:

Interest expense	(9,353)	-	(23,207)	-

Exchange rate gain (loss)	14,282	-	6,832	-

Written off of goodwill	(386,614)	-	(386,614)	-

Other income	853	(93)	853	(5)

Total other income (expense)	(380,832)	(93)	(402,136)	(5)
Net Loss	$(422,670)	$(465,859)	$(936,322)	$(871,189)

Other comprehensive income:

Foreign currency translation adjustments	32,117	-	32,117	-

Comprehensive loss	$(390,553)	$(465,859)	$(904,205)	$(871,189)

Loss Per Share - Basic	$(0.02)	$(0.03)	$(0.05)	$(0.09)

Loss Per Share - Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.09)

Wgt Ave Common Shares Outstanding - Basic *	18,032,489	16,932,610	17,723,371	9,870,708
Wgt Ave Common Shares Outstanding - Diluted *	18,032,489	17,402,610	17,723,371	10,027,945

* Reflects 4 to 1 reverse split

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc. fka Property Management Corp of America Consolidated Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	November 30,	November 30,
	2018	2017
	(Unaudited)	(Unaudited)

Net (loss)	$(936,322)	$(871,189)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Amortization & depreciation	87,052	64,641
Forgiveness of debt	-	47,250
(Increase) decrease in accounts receivable	(311,523)	(72,065)
(Increase) decrease in other receivable	(53,132)	(67,858)
(Increase) in prepaid expenses	(2,550,537)	(13,849)
Increase (decrease) in accounts payable and accrued expenses	2,549,785	(70,429)
Cash used in operating activities	(1,214,677)	(983,499)
Cash flows from investing activities
Purchase of equipment	(11,298)	(1,739)
(Increase) in licenses	-	(200,000)
Net cash provided by investing activities	(11,298)	(201,739)
Cash flows from financing activities
Notes payable	386,000	-
Proceeds from issuance of shares	-	1,354,000
Common stock issued in reverse merger	-	(15,577)
Common stock issued for cash	1,482,500	270,000

Net cash provided by financing activities	1,868,500	1,608,423
Effect of exchange rates on cash and cash equivalents	32,117	-
Net change in cash	674,642	423,185

Cash at beginning of period	10,551	13,346

Cash at end of period	$685,193	$436,531
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statement of Shareholders' Equity

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive
	Shares	Amount	of Par Value	Issued	Accumulated	Income	Total
Balance at March 1, 2017	12,000,000	$1,200	$-	$-	$(158,393)		$(157,193)

Common stock issued in reverse merger *	2,576,753	258	(15,835)				(15,577)

Common stock issued for cash	1,506,000	150	1,623,850				1,624,000

Fair value of common stock issued for services	1,350,000	135	47,115				47,250

Stock subscribed	-	-	-	150,000			150,000

Net (Loss)	-	-	-	-	(1,751,121)		(1,751,121)
Balance at February 28, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$-	$(102,641)

Common stock issued for cash	1,071,000	107	1,632,393				1,632,500

Stock subscribed	-	-	-	(150,000)			(150,000)

Accumulated other comprehensive income	-	-	-	-	-	32,117	32,117

Net (Loss)	-	-	-	-	(936,322)	-	(936,322)
Balance November 30, 2018 (Unaudited)	18,503,753	$1,850	$3,287,523	$-	$(2,845,836)	$32,117	$475,654

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

 FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

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

Effective July 13, 2017, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. At the Closing Date, the Company issued approximately 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and up to 2,562,500 additional shares to accredited investors.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly owned subsidiary of the Company. FMCL, a Hong Kong corporation, was formed in April 6, 2016.

On 16 October, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Technology Co., Ltd. (“JiuGe Technology”) became “JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of the JiuGe Technology.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Principal Accounting Policies

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the nine months ended Nov 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of February 28, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended February 28, 2018 included in the August 7, 2018. These financial statements should be read in conjunction with that report.

Variable interest entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de - facto agents, have the unilateral ability to exercise those rights. JiuGe Technology’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of JiuGe Technology. Accordingly, the results of JiuGe Technology have been included in the accompanying consolidated financial statements. JiuGe Technology has no assets that are collateral for or restricted solely to settle their obligations. The creditors of JiuGe Technology do not have recourse to the Company’s general credit.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of November 30, 2018:

November 30,
2018
Current assets	$2,366,337
Non-current assets	-
Total assets	$2,366,337

Current liabilities	$2,790,689
Non-current liabilities	-
Total liabilities	$2,790,689

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements (continued)

On October 2, 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The ASU addresses 16 separate issues which include, for example, a correction to a cross reference regarding residual value guarantees, a clarification regarding rates implicit in lease contracts, and a consolidation of the requirements about lease classification reassessments. The guidance also addresses lessor reassessments of lease terms and purchase options, variable lease payments that depend on an index or a rate, investment tax credits, lease terms and purchase options, transition guidance for amounts previously recognized in business combinations, and certain transition adjustments, among others. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements (continued)

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of nonlease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

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

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

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

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,845,836 and $1,909,514 at November 30, 2018 and February 28, 2018, respectively, and had a net loss of $936,322 and $871,189 for the nine months ended November 30, 2018 and 2017, respectively.

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

Note 4 – Equipment

As of November 30, 2018 and February 28, 2018, the company has the following amounts related to intangible assets:

	November 30,	February 28,
	2018	2018
Equipment	$13,037	$1,739
Less: accumulated depreciation	(1,780)	(145)
Net equipment	$11,257	$1,594

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended November 30, 2018 and 2017 totaled $87 and $58, respectively. Depreciation expense for the nine months ended November 30, 2018 and 2017 totaled $261 and $58, respectively.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Intangible Assets

As of November 30, 2018 and February 28, 2018, the company has the following amounts related to intangible assets:

	November 30,	February 28,
	2018	2018
Licenses	$200,000	$200,000
Less: accumulated amortization	(200,000)	(114,583)
Net intangible assets	$-0-	$85,417

No significant residual value is estimated for these intangible assets. The remaining amortization period of the Company’s amortizable intangible assets have been totally amortized as of November 30, 2018.

Amortization expense for the three months ended November 30, 2018 and 2017 totaled $85,417 and $14,583, respectively. Amortization expense for the nine months ended November 30, 2018 and 2017 totaled nil and $14,583, respectively.

Note 6 – Prepaid expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom JiangXi and China Unicom Online.

Note 7 - Convertible notes payables

A Note Payable having a Face Value of $50,000 at November 30, 2018 and accruing interest at 10% is due February 8, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at November 30, 2018 and accruing interest at 10% is due February 23, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

A Note Payable having a Face Value of $100,000 at November 30, 2018 and accruing interest at 10% is due March 28, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $1.00 per share.

A Note Payable having a Face Value of $50,000 at November 30, 2018 and accruing interest at 10% is due May 3, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at November 30, 2018 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $70,000 at November 30, 2018 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Note payable

A Note Payable having a Face Value of $66,000 at November 30, 2018 and accruing interest at 0% is due May 21, 2021.

Note 9 - Common Stock

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

Note 9 - Common Stock (continued)

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

The Company issued approximately 1,071,000 shares of common stock during the nine months ended November 30, 2018 for cash of $1,632,500.

Note 10 - Common Stock Subscribed

The Company has received $150,000 from the subscription of common stock during the year ended February 28, 2018. As of November 30, 2018, the Company issued all of the shares of the subscribed common stock to assigned investors.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For three months ended November 30,		For nine months ended November 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(422,670)	$(465,859)	$(936,322)	$(871,189)
Denominator
Weighted average number of common shares outstanding —basic	18,032,489	16,932,610	17,723,371	9,870,708
Weighted average number of common shares outstanding —diluted	18,032,489	17,402,610	17,723,371	10,027,945
Loss per common share — basic and diluted	$(0.02)	$(0.03)	$(0.05)	(0.09)

Note 12 - Income Taxes

The Company and its subsidiary file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2018 and 2017, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2018 and 2017.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 12 - Income Taxes (continued)

The People’s Republic of China (PRC)

JiuGe Management and JiuGe Technology were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Management and JiuGe Technology did not generate taxable income in the People’s Republic of China for the nine months ended November 30, 2018.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2018 and 2017 are as follow:

	For the nine months ended November 30,
	2018	2017
	(Unaudited)	(Unaudited)
U.S. statutory tax rate	21.0%	34.0%
Foreign income not registered in the U.S.	(21.0%)	(34.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

As of November 30, 2018 and February 28, 2018, the Company has a deferred tax asset of $236,331 and $367,735, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of November 31, 2018 and February 28, 2018, the valuation allowance was $236,331 and $367,735, respectively.

	November 30,	February 28,
	2018	2018

Deferred tax asset from operating losses carry-forwards	$236,331	$367,735
Valuation allowance	(236,331)	(367,735)
Deferred tax asset, net	$-	$-

Note 13 - Commitments And Contingencies

Operating lease

The Company did not have any operating lease as of November 30, 2018.

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

FINGERMOTION, INC.

Nine Months ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 14 - Subsequent Events

The Company has evaluated all transactions from November 30, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted, except as set forth below, no significant subsequent event that needs to be disclosed.

In January 2019, the board of directors of the Company approved the issuance of 6,260,000 shares of common stock to certain investors and consultants as follows:

Shareholder	Shares
Li Li	1,000,000
Yang Xiu Ying	500,000
Le Thanh Minh	300,000
Winter International Limited	500,000
Mo Ying	100,000
Lee Yew Hon	250,000
Lim Hock Yew	250,000
Yvette Lim May-Lynn	30,000
Lee Shiuan Jung	50,000
Chong Wan Yeng	30,000
Lee Meng Kong	20,000
Cheong Yoke Lin	500,000
Michael Tan	500,000
Tan Sek Toh	1,000,000
Gerald Hannahs	100,000
GLA Consulting LLC	100,000
Martin Shen	250,000
Michael Chan	100,000
Leong Yew Poh	250,000
Resources Unlimited NW LLC	100,000
Clark Lu	100,000
Edward Chow	100,000
Chester Lai	30,000
Scott C. Kline	100,000

Such shares will be issued without further action of the board of directors upon the increase in the authorized shares of common stock of the Company sufficient for such issuance.

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

On 16 October, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Technology Co., Ltd. (“JiuGe Technology”) became “JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of the JiuGe Technology.

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

In June 2018, FMCL temporarily paused its publishing and operating plans for existing games other projects. The Board decided to re-focus the company’s resources in to the new business opportunities in China, particularly the mobile data business.

Our Mobile Data Business

In first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in 9 provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia.

In September, JiuGe Technology launched commercialized mobile payment and recharge services to businesses for China Unicom. The JiuGe Technology mobile payment and recharge platform enables the seamless delivery of real-time payment and recharge services to third-party channels and businesses.

In October, China Unicom and China Mobile awarded JiuGe Technology with contracts that established partnerships for data analysis, that could unlock potential value-added services.

The Company previously offered management and consulting services to residential and commercial real estate property owners.

Results of Operations

We recorded $524,425 in revenue from operations for the three month period ended November 30, 2018, compared to $162,859 for the three month period ended November 30, 2017. Our revenue during the referenced periods in 2018 increased from 2017 as a result of a consolidated of the VIE entities and the new business model.

Cost of revenue

We recorded $435,444 in cost of revenue for the three month period ended November 30, 2018, compared to $125,923 during the same period in 2017.

Our cost of revenue increase during 2018 due to the increase revenue The cost of revenue are mainly cost for the product for resale.

Operating expenses

We recorded $130,819 in operating expenses for the three month period ended November 30, 2018 compared to 502,702 for the three month period ended November 30, 2017. While our operating expenses were consistent period to period, general and administrative expenses declined from as we have stop engaging the outsource for the game operations and the focus shifted to the China operations which have lower operation ad support costs.

Loss per share for the six months ended November 30, 2018 and 2017 were approximately $0.02 and $0.03, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

During the nine months ended November 30, 2018, the Company incurred a net loss of $936,322, used cash in operations of $1,214,677, and at November 30, 2018, had a stockholders' reserves of $475,654.

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

The Company’s sources and uses of cash were as follows:

Cash Flows

We used net cash of $1,214,677 in our operating activities during the nine months ended November 30, 2018, while net cash provided by financing activities during the period was $1,868,500, and cash at end of the period of $685,193.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the six months ended November 30, 2018.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

RISKS RELATING TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations

JiuGe Management manages and operates the mobile data business through JiuGe Technology pursuant to the rights its holds under the VIE Agreements. Almost all economic benefits and risks arising from JiuGe Technology’s operations are transferred to JiuGe Management under these agreements. Details of the VIE Agreements are set out in “Entry Into a Material Definitive Agreement – VIE Agreements” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

☐     imposing economic penalties;

☐     discontinuing or restricting the operations of JiuGe Technology or JiuGe Management;

☐     imposing conditions or requirements in respect of the VIE Agreements with which JiuGe Technology or JiuGe Management may not be able to comply;

☐     requiring our company to restructure the relevant ownership structure or operations;

☐     taking other regulatory or enforcement actions that could adversely affect our company’s business; and

☐     revoking the business licenses and/or the licenses or certificates of JiuGe Management, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of JiuGe Technology, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate JiuGe Technology under the VIE Agreements may not be as effective as direct ownership

We conduct mobile data business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of JiuGe Technology. However, the VIE Agreements may not be as effective in providing us with control over JiuGe Technology as direct ownership. Under the current VIE arrangements, as a legal matter, if JiuGe Technology fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control JiuGe Technology, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If JiuGe Technology or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing JiuGe Technology to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our Shareholders have potential conflicts of interest with our company which may adversely affect our business

Li Li is our senior vice president, and is also the shareholder of JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by JiuGe Management and any deterioration of the relationship between JiuGe Management and JiuGe Technology could materially and adversely affect our business operations

We operate our mobile data business in China on the basis of the approval certificates, business license and other requisite licenses held by JiuGe Management and JiuGe Technology. There is no assurance that JiuGe Management and JiuGe Technology will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with JiuGe Technology is governed by the VIE Agreements that are intended to provide us with effective control over the business operations of JiuGe Technology. However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. JiuGe Technology could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be severely harmed.

If JiuGe Management exercises the purchase option it holds over JiuGe Technology’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position

Under the VIE Agreements, JiuGe Technology’s shareholders have granted JiuGe Management an option for the maximum period of time permitted by law to purchase all of the equity interest in JiuGe Technology at a price equal to RMB one dollar or the lowest applicable price allowable by PRC laws and regulations. As JiuGe Technology is already our contractually controlled affiliate, JiuGe Management’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

●     Level of government involvement in the economy;

●     Control of foreign exchange;

●     Methods of allocating resources;

●     Balance of payments position;

●     International trade restrictions; and

●     International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC. Our principal operating subsidiary and affiliate, JiuGe Management and JiuGe Technology, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and all of our directors are not residents of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company, but Finger Motion (CN) Limited is a Hong Kong company, and our principal operating affiliate and subsidiary, JiuGe Technology and JiuGe Management, are located in the PRC. Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by JiuGe Management, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Although our majority shareholder are not PRC residents and therefore Circular 75 & Notice 106 are not applicable to it, we have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the New EIT Law effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Given the above conditions, although unlikely, we may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Some of our middle management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

The Company issued approximately 1,071,000 shares of common stock during the nine months ended November 30, 2018.

In January 2019, the board of directors of the Company approved the issuance of 6,260,000 shares of common stock to certain investors and consultants as follows:

Shareholder	Shares
Li Li	1,000,000
Yang Xiu Ying	500,000
Le Thanh Minh	300,000
Winter International Limited	500,000
Mo Ying	100,000
Lee Yew Hon	250,000
Lim Hock Yew	250,000
Yvette Lim May-Lynn	30,000
Lee Shiuan Jung	50,000
Chong Wan Yeng	30,000
Lee Meng Kong	20,000
Cheong Yoke Lin	500,000
Michael Tan	500,000
Tan Sek Toh	1,000,000
Gerald Hannahs	100,000
GLA Consulting LLC	100,000
Martin Shen	250,000
Michael Chan	100,000
Leong Yew Poh	250,000
Resources Unlimited NW LLC	100,000
Clark Lu	100,000
Edward Chow	100,000
Chester Lai	30,000
Scott C. Kline	100,000

Such shares will be issued without further action of the board of directors upon the increase in the authorized shares of common stock of the Company sufficient for such issuance.

The securities referred to herein will not be and have not been registered under the United States Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 18, 2019	FINGERMOTION, INC.

	By:	/s/ Martin Shen
Martin Shen Chief Executive Officer

(Principal Executive Officer)