Form 10-Q/A
period 2018-11-30
FingerMotion, Inc.
filed 2019-01-24
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

(Amendment #1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of FingerMotion, Inc. for the period ended November 30, 2018, filed on January 22, 2019 (the “Form 10-Q”) solely for the sole purpose of correcting a reference to the number of authorized shares of common stock in the Balance Sheet.  The number of shares of common stock was increased to 200,000,000 on June 21, 2017, as disclosed in the Company’s Current Report on Form 8-K, filed with the commission on July 12, 2017, and as a result, the reference to 19,000,000 shares outstanding was a scrivener’s error.  In addition, the 6,260,000 shares of common stock authorized by the board of directors in January 2019 are available for immediate issuance.

Except as amended and/or restated by this Amended 10-Q, no other information included in the Original 10-Q is being amended or updated by this Amended 10-Q. This Amended 10-Q continues to describe the conditions as of the date of the Original 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

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

Date: January 22, 2019	FINGERMOTION, INC.

	By:	/s/ Martin Shen
Martin Shen Chief Executive Officer

(Principal Executive Officer)

3