Form 10-K
period 2019-02-28
FingerMotion, Inc.
filed 2019-06-13
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2019

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-55477

Fingermotion, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Broadway New York, New York 10036	(347) 349-5339
(Address of principal executive offices, including Zip Code)	Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2018, was $60,582,461. There were 25,370,953 shares of common stock outstanding as of May 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

Fingermotion, Inc.

Form 10-K

For the Fiscal Year Ended February 28, 2019

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	international, national and local general economic and market conditions;

●	demographic changes;

●	the ability of the Company to sustain, manage or forecast its growth;

●	the ability of the Company to manage its VIE contracts;

●	the ability of the Company to maintain its relationships and licenses in China;

●	adverse publicity;

●	competition and changes in the Chinese telecommunications market;

●	fluctuations and difficulty in forecasting operating results;

●	business disruptions, such as technological failures and/or cybersecurity breaches;

●

and the other factors discussed below in Item 1A. “Risk Factors,” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we make with the Securities and Exchange Commission.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I

Item 1. Business

Overview

FingerMotion Inc. (the “Company,” “we,” “us,” “our” or “FingerMotion”) is a US fintech company incorporated in Delaware, USA, with its corporate offices in New York, NY. FingerMotion previously operated as a mobile video gaming platform business and as the Company attempted to increase its market share, it discovered new opportunities in the Peoples’ Republic of China (“China” or the “PRC”) requiring only slight modifications to the existing infrastructure.

FingerMotion ventured into the telecommunications industry by offering Mobile Payment and Recharge services in the China market, beginning in September 2018. Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these emarketers’ websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

To connect to the respective mobile telecommunications providers, these e-marketers must utilize a portal licensed by the applicable telecommunication company that processes the payment. We have been granted one of these licenses by China United Network Communications Group Co., Ltd. (“China Unicom”) and China Mobile Communications Corporation (“China Mobile”), each of which is a major telecommunications provider in China. We principally earn revenue by providing mobile payment and recharge services to customers of China Unicom and China Mobile.

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its Mobile Payment and Recharge services to subscribers or end consumers. In the first quarter of 2019, FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering Mobile Payment and Recharge services directly to subscribers or customers of the e-commerce company, PinDuoDuo (“PDD”). FingerMotion is planning to further expand its Recharge platform by setting up “B2C” stores on several other major e-commerce platforms in China.

We believe FingerMotion’s ability to offer reliable and efficient Mobile Payment and Recharge services, while providing a high level of customer service, will help solidify the industry’s reliance on the FingerMotion brand.

For scale, China’s top-up market’s gross transaction volume (GTV) is estimated at US$22 billion monthly. FingerMotion’s GTV for February was US$42 million and US$56 million for March. This translated into revenues of US$210,000 and US$280,000, respectively (50 basis points or $0.50 for every $100).

For the Company to continue to grow, the deposit with the telecommunications companies needs to increase, as the GTV processed by the Company is dependent on the size of the deposit residing with each telecom. And since the telecom companies, China Unicom and China Mobile, are AAA-rated and monitored by the government, FingerMotion retains comfort in its deposits by dealing with financially strong and reputable partners.

FingerMotion has initiated other significant revenue streams that are less capital-intensive but could provide greater profits albeit at lower volumes. FingerMotion’s relationship with the telecom companies allows it to acquire bulk SMS bundles at reduced prices, which it can pass along to various clientele. The Company has recently secured the SMS contracts for several enterprise clients including premium car manufacturers, hotel chains and e-commerce companies.

Corporate Information

The Company was initially incorporated as Property Management Corporation of America on January 23, 2014 in Delaware.

On June 21, 2017, the Company amended its certificate of incorporation to effect a 1-for-4 reverse stock split of the Company’s common stock, to increase the authorized shares of common stock to 200,000,000 and to change the name of the Company from Property Management Corporation of America to FingerMotion, Inc. (the “Corporate Actions”). The Corporate Actions and the amended certificate of incorporation became effective on June 21, 2017.

Effective July 13, 2017, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited, a Hong Kong corporation (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. On the closing date of the Share Exchange Agreement, the Company issued approximately 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and 2,562,500 additional shares to accredited investors.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly owned subsidiary of the Company. FMCL, a Hong Kong corporation, was formed on April 6, 2016 and is an information technology company that specializes in operating and publishing mobile games. We operate our video game division through FMCL.

On October 16, 2018, the Company, through its indirect wholly owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became our contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of the JiuGe Technology. We operate our mobile payment platform business through JiuGe Technology.

Our principal executive offices are located at 1460 Broadway, New York, New York 10036, and our telephone number at that address is (347) 349-5339.

Our Video Game Division

The video game industry covers multiple sectors and is currently experiencing a move away from physical games towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. Video game publishers are expanding their direct-to-consumer channels with mobile gaming, the current growth leader, and eSports and virtual reality gaining momentum as the next big sectors.

FMCL secured a strategic alliance with Games Development Studio in China to design and develop games for the Company. To date, we have three games licenses and the licenses cover worldwide distribution rights (except China). The two current game genres are Action Role Playing Games and the other is Simulated Life Game.

In June 2018, FMCL temporarily paused its publishing and operating plans for existing games, and the Company’s board of directors decided to re-focus the company’s resources into new business opportunities in China, particularly the mobile phone payment and data business.

Our Mobile Payment Platform

As noted above, we conduct our mobile payment business through JiuGe Techology, which became our contractually controlled affiliate through the VIE Agreements in October 2018. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

●	a Consulting Services Agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology;

●	a Loan Agreement through which JiuGe Management grants a loan to JiuGe Technology for the purpose of capital contribution;

●

a Power of Attorney Agreement under which the owners of JiuGe Technology have vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s);

●

a Call Option Agreement under which the owners of JiuGe Technology have granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party; and

●

a Share Pledge Agreement under which the owners of JiuGe Technology have pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the Consulting Services Agreement.

In September, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. The JiuGe Technology mobile payment and recharge platform enables the seamless delivery of real-time payment and recharge services to third-party channels and businesses. We earn a negotiated rebate amount from each of China Unicom and China Mobile for all monies paid by consumers to China Unicom and China Mobile that we process. To encourage consumers to utilize our portal instead of using our competitors’ platforms or paying China Unicom or China Mobile directly, we offer mobile data and talk time at a rate discounted from these companies’ stated rates, which are also the rates we must pay to them to purchase the mobile data and talk time provided to consumers through the use of our platform. Accordingly, we earn income on the rebates we receive from the telecommunications companies, reduced by the amounts by which we discount the mobile data and talk time sold through our platform.

Competition

Our industry is highly competitive, rapidly changing, highly innovative and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, have a dominant and secure position or offer other products and services to consumers and merchants that we do not offer. We believe we are in an advantageous position compared to many of our competitors or potential competitors because we have been granted a license to act as an authorized processor of payments in China for China Unicom and China Mobile.

Our mobile payments business competes principally against two alternatives. First, we compete directly with other holders of licenses from the major mobile telecommunications providers in China. We understand there are a limited number of these licenses, but believe that certain other license holders are large, diversified companies with deep financial resources. We also compete with payment processors that are not authorized licensees of the mobile telecommunications companies but nevertheless provide similar services. Separately, and more generally, we compete with all forms and methods of paying for additional data and minutes, including credit and debit cards, other electronic payment platforms and bank transfers.

Because we have been awarded a contract to process payments for China Unicom and China Mobile and are therefore able to offer services directly to market with value added services, we believe the Company is in an advanced position as compared to its competition. We look to take advantage of the position that we have been afforded.

Intellectual Property

FingerMotion has sufficient intellectual property rights to operate its Mobile Payment and Recharge platform system. The Company will continue to enhance the system to meet market and consumer demands and requirements.

Regulation

We operate in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy, cybersecurity and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including how such laws and regulations are interpreted and implemented, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. Therefore, as we grow, we will need to develop the capacity to monitor these areas closely to design compliant solutions for our customers who depend on us.

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets in which we operate.

Payments Regulation. Various laws and regulations govern the payments industry in China, where our mobile recharge platform principally operates. Our activities in this regard are, or may be, supervised by one or more financial regulatory authorities, including the People’s Bank of China. Other national or provincial regulatory agencies may have or assert jurisdiction over our activities, including agencies and authorities outside of China, if our platform is utilized by consumers in such jurisdictions. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Anti-Money Laundering and Counter-Terrorist Financing. FingerMotion is subject to anti-money laundering (“AML”) laws and regulations in China, the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. As we grow our business, we will need to develop an AML program designed to prevent our payment network from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in China and other countries whose jurisdiction we may become subject as a result of our operations. Any AML and sanctions compliance program we put in place will need to involve policies, procedures and internal controls designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

Data Protection and Information Security. Aspects of our operations or business may be subject to privacy and data protection regulation in China, the U.S. and elsewhere. In the U.S., we are subject to privacy information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program, among other laws. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection that may contain additional privacy and data protection obligations than exist today. In addition, the interpretation and application of these privacy and data protection laws in China, the U.S. and elsewhere are often uncertain and in a state of flux.

Anti-Corruption. FingerMotion is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar anti-corruption laws in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving, accepting or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures and internal controls that are designed to comply with these laws and regulations.

Additional Regulatory Developments. Various regulatory agencies continue to examine a wide variety of issues, including virtual currencies, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing that may impact the Company’s business.

Compliance with Environmental Laws

Compliance with foreign, federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on our capital expenditures, earnings or competitive position.

Employees

As of February 28, 2019, we had 28 total employees, of whom 25 were full time. We have approximately 25 employees in China, 2 employees in Malaysia and 1 employee in Canada. We believe that we enjoy good relations with our employees.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System. You may access the information filed by us with the SEC by visiting its website.

We also maintain a website at http://www.fingermotion.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Form 10-K or any other report we file with or furnish to the SEC. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, corporate governance information, and other news and announcements that investors might find useful or interesting.

Item 1A. Risk Factors

Risks Related to the Business

We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history, which makes it difficult to forecast our future results. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours.

If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in an evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $2.9 million and $1.8 million for the years ended February 28, 2019 and 2018, respectively. As of February 28, 2019, we had an accumulated deficit of $4.8 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

We are currently experiencing growth in our business. This expansion increases the complexity of our business and has placed, and will continue to place, strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

Our concentration of earnings from two telecommunications companies may have a material adverse affect on our financial condition and results of operations.

We currently derive substantially all of our revenue from the rebates we earn from China Unicom and China Mobile as a result of our processing payments for these telecommunications companies’ consumers for mobile date and talk time. If we were to lose the business of one or both of these mobile telecommunications companies, if either were to fail to fulfill its obligations to us, if either were to experience difficulty in paying rebates to us on a timely basis, if either negotiated lower pricing terms, or if either increased the number of licensed payment portals it permits to process its payments, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Additionally, we cannot guarantee that the volume of revenue we earn from China Unicom and China Mobile will remain consistent going forward. Any substantial change in our relationships with either China Uniocom or China Mobile, or both, whether due to actions by our competitors, regulatory authorities, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.

Our business involves the processing and transmission of our users’ personal and other sensitive data. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. Unauthorized parties may in the future gain access to our systems or facilities through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing names, passwords, payment information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches; also, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident.

Any actual or perceived breach of privacy or security could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and lead to loss of confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which we share or disclose data (including, for example, our third-party providers) could have similar effects.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition and results of operations.

Systems failures and resulting interruptions in the availability of our platform or offerings could adversely affect our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

We have not experienced any system failures or other events or conditions that have interrupted the availability or reduced or affected the speed or functionality of our offerings. These events, were they to occur in the future, could adversely affect our business, reputation, results of operations and financial condition.

The successful operation of our business depends upon the performance and reliability of Internet, mobile, and other infrastructures that are not under our control.

Our business depends on the performance and reliability of Internet, mobile and other infrastructures that are not under our control. Disruptions in Internet infrastructure or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our services and offerings could interfere with the speed and availability of our platform. If our platform is unavailable when platform users attempt to access it, or if our platform does not load as quickly as platform users expect, platform users may not return to our platform as often in the future, or at all, and may use our competitors’ products or offerings more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile Internet access fees or other charges to Internet users increase, consumer traffic may decrease, which may in turn cause our revenue to significantly decrease.

Our business depends on the efficient and uninterrupted operation of mobile communications systems. The occurrence of an unanticipated problem, such as a power outage, telecommunications delay or failure, security breach or computer virus could result in delays or interruptions to our services, offerings and platform, as well as business interruptions for us and platform users. Furthermore, foreign governments may leverage their ability to shut down directed services, and local governments may shut down our platform at the routing level. Any of these events could damage our reputation, significantly disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition and operating results. We have invested significant resources to develop new products to mitigate the impact of potential interruptions to mobile communications systems, which can be used by consumers in territories where mobile communications systems are less efficient. However, these products may ultimately be unsuccessful.

We may be subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our products or our acquisitions, securities issuances or business practices. The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

We may require additional funding to support our business.

To grow our business, FingerMotion currently looks to take advantage of the immense mobile phone payment market, estimated at a monthly gross transaction volume (GTV) of US$22 billion monthly in China. For the Company to continue to grow, the deposit with the Telecoms needs to increase, as the GTV we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain a public profile and the number of competitors in our market increases, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, financial condition and results of operations.

Risks Related to Our Securities

Our stock has limited liquidity.

Our common stock trades on the OTC market. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other companies, particularly those that market services such as ours;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of product enhancements that reduce the need for our products; and

●	departure of key personnel.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price and trading volume of our common stock could decline.

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competition. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

We are subject to federal legislation to protect investors against corporate fraud.

Federal legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd- Frank Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics.

We have not yet adopted any of these corporate governance measures such as an audit or other independent committees of our board of directors. Additionally, since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock.

Risks Related to the VIE Agreements

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

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of JiuGe Technology or JiuGe Management;

●	imposing conditions or requirements in respect of the VIE Agreements with which JiuGe Technology or JiuGe Management may not be able to comply;

●	requiring our company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

●	revoking the business licenses and/or the licenses or certificates of JiuGe Management, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of JiuGe Technology, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate JiuGe Technology under the VIE Agreements may not be as effective as direct ownership.

We conduct our mobile data business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of JiuGe Technology. However, the VIE Agreements may not be as effective in providing us with control over JiuGe Technology as direct ownership. Under the current VIE arrangements, as a legal matter, if JiuGe Technology fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control JiuGe Technology, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

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

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability or cause other adverse financial consequences.

Shareholders of JiuGe Technology have potential conflicts of interest with our company which may adversely affect our business.

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

We rely on the approval certificates and business license held by JiuGe Management and any deterioration of the relationship between JiuGe Management and JiuGe Technology could materially and adversely affect our business operations.

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

If JiuGe Management exercises the purchase option it holds over JiuGe Technology’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, JiuGe Technology’s shareholders have granted JiuGe Management an option for the maximum period of time permitted by law to purchase all of the equity interest in JiuGe Technology at a price equal to one dollar or the lowest applicable price allowable by PRC laws and regulations. As JiuGe Technology is already our contractually controlled affiliate, JiuGe Management’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

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

We are a Delaware holding company, but Finger Motion (CN) Limited is a Hong Kong company, and our principal operating affiliate and subsidiary, JiuGe Technology and JiuGe Management, are located in the PRC. Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

The majority of our revenues will be settled in Chinese Renminbi (RMB), and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by JiuGe Management, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

In October 2005, the Chinese State Administration of Foreign Exchange (“SAFE”), issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

Given the above conditions, although unlikely, we may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we earn the majority of our revenue in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our executive officers, employees, consultants, sales agents or other representatives of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the executive officers, employees, consultants, sales agents or other representatives of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Some of our staff is not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Our corporate headquarters is located at 1460 Broadway, New York, New York. We do not rent any specific square footage; we have a membership in WeWork (a coworking space) which allows us to conduct conferences and meetings and provides us a US address for receiving mail. We have similar type memberships in Malaysia and Hong Kong. We do not own any real property.

Item 3. Legal Proceedings

In the ordinary course of business, we may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, financial condition or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on us as a result of legal fees, the diversion of management’s time and attention and other factors.

There are no matters as of February 28, 2019 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB Market under the symbol “FNGR”. As of May 15, 2019, there were approximately 116 stockholders of record of our common stock. Because many of our shares are held by brokers, banks and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, and plans for expansion and restrictions imposed by lenders, if any.

Unregistered Sales of Securities

During the fiscal year ended February 28, 2019, the Company issued an aggregate of 310,000 shares of the Company’s common stock to several individuals for a total purchase price of $620,000, or $2.00 per share.  The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

During the fiscal year ended February 28, 2019, the Company issued an aggregate of 668,200 shares of the Company’s common stock to several individuals for a total purchase price of $1,002,300, or $1.50 per share.  The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

In separate transactions occurring in each of April 2018 and December 2018, the Company issued 50,000 shares of the Company’s common stock to an individual for a purchase price of $50,000, or $1.00 per share.  The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

In February 2019, the Company issued 100,000 shares of the Company’s common stock to an individual purchaser for a purchase price of $250,000, or $2.50 per share.  The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investor was not a U.S. person, and the investor represented that the investor understood that the securities would not be registered under the Securities Act.

During the fiscal year ended February 28, 2019, the Company issued and sold six 10% convertible promissory notes in the aggregate principal amount of $370,000 to several private purchasers.  The holders of these convertible notes have the right convert the outstanding amounts owed under the promissory notes into shares of our common stock.  The promissory notes were issued in reliance on an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2) of the Securities Act.

Issuer Repurchases of Equity Securities

We made no repurchases of our securities during the year ended February 28, 2019.

Item 6. Selected Financial Data

Not required for smaller reporting company filers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in the Annual Report on Form 10-K. Statements in this Management’s Discussion and Analysis and Results of Operation and elsewhere in this Annual Report on Form 10-K that are not statements of historical or current fact constitute “forward-looking statements.” See "Cautionary Note Regarding Forward-Looking Statements"

General

We are a Delaware corporation operating two principal lines of business, a video game division and a mobile payment platform. We operate our video game platform through FCML, which became an indirect, wholly owned subsidiary of the Company on July 13, 2017 pursuant to the Share Exchange Agreement.

The Video Game industry covers multiple sectors and is currently experiencing a move away from physical games towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. Video game publishers are expanding their direct to consumer channels, with mobile gaming current growth leader, and eSports and virtual reality gaining momentum as the next big sectors. This is the business focus for FMCL.

In June 2018, FMCL temporarily paused its publishing and operating plans for existing games other projects. The Board decided to re-focus the Company’s resources into the new business opportunities in China, particularly the mobile data business.

We conduct our mobile payment business through JiuGe Techology, which became our contractually controlled affiliate through the entry into the VIE Agreements in October 2018. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

In first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in 9 provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. The JiuGe Technology mobile payment and recharge platform enables the seamless delivery of real-time payment and recharge services to third-party channels and businesses. We earn a rebate from each telecommunications company for the funds paid by consumers to the telecommunications companies we process. To encourage consumers to utilize our portal instead of using our competitors’ platforms or paying China Unicom or China Mobile directly, we offer mobile data and talk time at a rate discounted from these companies’ stated rates, which are also the rates we must pay to them to purchase the mobile data and talk time provided to consumers through the use of our platform. Accordingly, we earn income on the rebates we receive from China Unicom and China Mobile, reduced by the amounts by which we discount the mobile data and talk time sold through our platform.

Results of Operations

Revenue

We recorded $1,473,037 and $453,543 in revenue, respectively, for the year ended February 28, 2019 and February 28, 2018. The increase of $1,019,494 resulted from the consolidation of the VIE entities and the new business model.

	February 28, 2019	February 28, 2018
Gaming	331,233	453,543
Mobile Recharge	1,141,804	-
	1,473,037	453,543

Cost of revenue

We recorded $1,130,021 and $434,717 in cost of revenue, respectively, for the year ended February 28, 2019 and February 28, 2018.

Our cost of revenue increase during 2018 is directly correlated to our increased revenue. The cost of revenue comes mainly from the cost of the product for resale.

Cost of Revenue - Gaming	February 28, 2019	February 28, 2018
- Royalties	91,965	132,950
- Channel Costs	92,586	140,728
- Internet Data Centre Costs	61,783	59,427
- Others	10,513	101,612
	256,837	434,717
Cost of Revenue – Mobile Recharge	873,184	-
	1,130,021	434,717

General and Administrative

We recorded $2,820,584 and $1,653,666 in general and administrative expenses, respectively, for the year ended February 28, 2019 and 2018.

	February 28, 2019	February 28, 2018
Advertising	73,932	573,292
Contract Labor	201,460	437,860
Consulting	398,725	191,852
Consulting – non cash	1,608,853	40,250
Legal	145,896	240,710
Salaries & Wages	172,842	-
Others	218,876	169,702
	2,820,584	1,653,666

Operating expenses

We recorded $2,907,743 and $1,768,394 in operating expenses, respectively, for the year ended February 28, 2019 and February 28, 2018.

A significant portion of the increased expenses, $1,608,853, resulted from the total value of our share issuance (non cash) for the year ended February 28, 2019.

We incurred a net loss of $2,912,875 and $1,751,121 for the year ended February 28, 2019 and 2018, respectively.

Loss per share for the year ended February 28, 2019 and 2018 were approximately $0.12 and $0.15, respectively, based on the weighted -average shares issues and outstanding at the end of the year.

Written-off Goodwill

Goodwill arose from the acquisition of JiuGe Technology and since it was internally generated goodwill which is not recognized in the books of accounts, the Company considered it to be of no value and decided to write it off.

Liquidity and Capital Resources

During the year ended February 28, 2019, the Company incurred a net loss of $2,912,875 had a stockholders' reserves of $586,032. The cash at end of the period was $1,337,245. The Company does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities, of which we sold an aggregate principal amount of $370,000 during the fiscal year ended February 28, 2019. We believe that our cash on hand, cash equivalents and short-term investments which, along with our revenues from operations, will fund our projected operating requirements, fund our operating plan and repay our outstanding indebtedness, in each case, for at least the next 12 months.

The Company’s sources and uses of cash were as follows:

Cash Flows

During the twelve months ended February 28, 2019, the Company had a net increase in cash of $1,326,694.

We used net cash of $718,274 in our operating activities which comprise the following:

Increase in prepayment and deposit	($2,530,190)
Increase in due to related party	$1,880,373

$11,711 in our investing activities in the purchase of equipment.

Net cash provided by financing activities during the period was $2,064,674, of which $386,000 was from notes payable and $1,678,674 was from proceeds from issuance of shares. The cash at end of the period of $1,337,245.

 Off-Balance Sheet Arrangements

The Company does not currently have, and have not had during the fiscal year ended February 28, 2019, any off-balance sheet assets, liabilities or arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15. “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2019, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting (“ICFR”) is designed under the supervision of our Chief Executive Officer, acting in the capacity of principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources that recently completed a transition to an entirely new line of business, management is working to build the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR existed as more fully described below.

●

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us for the year ended February 28, 2019.

●

We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

●	Certain control procedures were unable to be verified due to performance not being sufficiently documented.

We intend to continue to address these weaknesses as resources permit. Notwithstanding the assessment that our ICFR was not effective as of February 28, 2019 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we intend to undertake measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended February 28, 2019.

Our board of directors has not yet adopted a code of conduct applicable to all officers, directors and employees. Our board of directors believes this is appropriate at this time because of the small number of executive officers and directors on the board. The board of directors expects to adopt such a code of conduct in the future.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended February 28, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended February 28, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended February 28, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended February 28, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 28, 2019 and 2018

Consolidated Statements of Operations for the years ended February 28, 2019 and 2018

Consolidated Statements of Comprehensive Loss for the years ended February 28, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended February 28, 2019 and 2018

Consolidated Statement of Stockholders’ Equity as of February 28, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Index to Exhibits: The exhibits listed in the following Exhibit Index are filed with this report or, as noted, incorporated by reference herein.

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-196503) filed May 8, 2014
3.2	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2017
3.3	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-196503) filed March 14, 2014
10.1	Exclusive Consulting Agreement between JiuGe Management and JiuGe Technology	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 27, 2018
10.2	Loan Agreement between JiuGe Management and JiuGe Technology	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 27, 2018

10.3	Power of Attorney Agreement between JiuGe Management and JiuGe Technology	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 27, 2018
10.4	Exclusive Call Option Agreement between JiuGe Management and JiuGe Technology	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 27, 2018
10.5	Share Pledge Agreement between JiuGe Management and JiuGe Technology	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 27, 2018
21	Subsidiaries of the Company	Filed herewith
31	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended February 28, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 28, 2019 and 2018; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended February 28, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended February 28, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the years ended February 28, 2019 and 2018; and (v) the Notes to the Consolidated Financial Statements.

Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINGERMOTION, INC.

Dated:	June 13, 2019	By:	/s/ Martin Shen
Martin Shen
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Shen	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 13, 2019
Martin Shen

/s/ Leong Yew Poh	Director	June 13, 2019
Leong Yew Poh

/s/ Michael Chan	Director	June 13, 2019
Michael Chan

/s/ Wong Hsien Loong	Director	June 13, 2019
Wong Hsien Loong

FINGERMOTION, INC.

Fka Property Management Corporation of America

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 28, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)

Hong Kong

June 13,2019

We have served as the Company’s auditor since 2017

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Balance Sheets

	February 28,	February 28,
	2019	2018

ASSETS

Current Assets

Cash and cash equivalents	$1,337,245	$10,551
Accounts receivable	493,808	296,249
Equipment (net of $2,844 and $145 depreciation)	10,606	1,594
Licenses (net of $200,000 and $114,583 amortization)	-	85,417
Prepayment and deposit	2,570,724	40,534
Other receivables	25,309	5,494

TOTAL ASSETS	$4,437,692	$439,839

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$1,239,280	$107,082
Accrual and other payables	296,007	385,398
Due to related parties	1,880,373	-
Convertible notes payable	370,000	50,000
Note payable	66,000	-

TOTAL LIABILITIES	3,851,660	542,480

SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 24,763,753 shares and 17,432,753 issued and outstanding at February 28, 2019 and February 28, 2018 respectively	2,476	1,743

Common stock subscribed	-	150,000

Additional paid-in capital	5,414,897	1,655,130

Accumulated deficit	(4,822,389)	(1,909,514)

Accumulated other comprehensive income	(8,952)	-

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	586,032	(102,641)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,437,692	$439,839

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statements of Operations

	Year Ended	Year Ended
	February 28,	February 28,
	2019	2018

Revenue	$1,473,037	$453,543
Cost of revenue	(1,130,021)	(434,717)

Gross profit (loss)	343,016	18,826

Amortization & depreciation	(87,159)	(114,728)
General & administrative expesnes	(2,820,584)	(1,653,666)

Total operating expenses	(2,907,743)	(1,768,394)

Net loss from operations	(2,564,727)	(1,749,568)

Other income (expense):
Interest income	400	(274)
Interest expense	(32,540)	-
Exchange rate gain (loss)	6,117	(1,279)
Written off of goodwill	(322,973)	-
Other income	848	-
Total other income (expense)	(348,148)	(1,553)

Net Loss	$(2,912,875)	$(1,751,121)

Other comprehensive income:
Foreign currency translation adjustments	(8,952)	-
Comprehensive loss	$(2,921,827)	$(1,751,121)

Loss Per Share - Basic	$(0.12)	$(0.15)
Loss Per Share - Diluted	$(0.16)	$(0.15)
Wgt Ave Common Shares Outstanding - Basic	24,763,753	11,729,514
Wgt Ave Common Shares Outstanding - Diluted	18,604,860	11,760,199

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statement of Shareholders' Equity

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive
	Shares	Amount	of Par Value	Issued	Accumulated	Income	Total
Balance at March 1, 2017	12,000,000	$1,200	$-	$-	$(158,393)		$(157,193)

Common stock issued in reverse merger	2,576,753	258	(15,835)				(15,577)

Common stock issued for cash	1,506,000	150	1,623,850				1,624,000

Fair value of common stock issued for services	1,350,000	135	47,115				47,250

Stock subscribed	-	-	-	150,000			150,000

Net (Loss)	-	-	-	-	(1,751,121)		(1,751,121)
Balance at February 28, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$-	$(102,641)

Common stock issued for cash	7,331,000	733	3,759,767				3,760,500

Stock subscribed	-	-	-	(150,000)			(150,000)

Accumulated other comprehensive income	-	-	-	-	-	(8,952)	(8,952)

Net (Loss)	-	-	-	-	(2,912,875)	-	(2,912,875)
Balance at February 28, 2019	24,763,753	$2,476	$5,414,897	$-	$(4,822,389)	$(8,952)	$586,032

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	February 28,	February 28,
	2019	2018

Net (loss)	$(2,912,875)	$(1,751,121)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Share based compensation expenses	1,608,853	-
Amortization and depreciation	87,159	114,728
Written off of goodwill	322,973	-
Forgiveness of debt	-	47,250
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(197,559)	(241,456)
(Increase) decrease in prepayment and deposit	(2,530,190)	(40,534)
(Increase) decrease in other receivable	(19,815)	95
Increase (decrease) in accounts payable	1,132,198	(24,498)
Increase (decrease) in accrual and other payables	(89,391)	286,057
Increase (decrease) in due to related parties	1,880,373	-

Cash used in operating activities	(718,274)	(1,609,479)

Cash flows from investing activities
Purchase of equipment	(11,711)	(1,739)
(Increase) in licenses	-	(200,000)
Net cash provided by investing activities	(11,711)	(201,739)

Cash flows from financing activities

Notes payable	386,000	50,000
Proceeds from issuance of shares	1,678,674	1,624,000
Common stock issued in reverse merger	-	(15,577)
Common stock issued for cash	-	150,000
Net cash provided by financing activities	2,064,674	1,808,423

Effect of exchange rates on cash and cash equivalents	(7,995)	-

Net change in cash	1,326,694	(2,795)

Cash at beginning of year	10,551	13,346

Cash at end of year	$1,337,245	$10,551

	-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company then offered management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017 after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (FMCL), a Hong Kong corporation that is an information technology company which specializes in operating and publishing mobile games.

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

On 16 October, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became “JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of the JiuGe Technology.

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The consolidated financial statements include the financial statements of the Company, and its wholly-owned subsidiaries.  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of February 28, 2019:

February 28, 2019
Current assets	$2,674,890
Non-current assets	-
Total assets	$2,674,890

Current liabilities	$3,023,805
Non-current liabilities	-
Total liabilities	$3,023,805

Operating Result of VIE	February 28, 2019
Revenue	1,141,804
Cost of revenue	(873,184)
268,620
Amortization & Depreciation	(1,394)
General & administrative expenses	(294,472)
Total operating expenses	(295,866)
Net loss from operations	(27,246)

Other income (expense):
Interest income	396
Other Income	848
Total other income (expense)	1,244
Net Loss	(26,002)

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

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

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

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

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) beginning on January 1, 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company's consolidated financial statements upon adoption of ASC 606.

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

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

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

Note 3 - Going Concern

The accompanying audited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,822,389 and $1,909,514 at February 28, 2019 and 2018 respectively, and had a net loss of $2,912,875 and $1,751,121 for the year ended February 28, 2019 and 2018, respectively.

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

Note 4 - Revenue

We recorded $1,473,037 and $453,543 in revenue, respectively, for the year ended February 28, 2019 and 2018. The increase of $1,019,494 resulted from the consolidation of the VIE entities and the new business model.

	February 28, 2019	February 28, 2018
Gaming	331,233	453,543
Mobile Recharge	1,141,804	-
	1,473,037	453,543

Note 5 – Equipment

As of February 28, 2019 and 2018, the company has the following amounts related to intangible assets:

	February 28,	February 28,
	2019	2018
Equipment	$13,450	$1,739
Less: accumulated depreciation	(2,844)	(145)
Net equipment	$10,606	$1,594

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended February 28, 2019 and 2018 totaled $1,064 and $87, respectively. Depreciation expense for the year ended February 28, 2019 and 2018 totaled $2,844 and $145, respectively.

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 6 – Intangible Assets

As of February 28, 2019 and 2018, the company has the following amounts related to intangible assets:

	February 28,	February 28,
	2019	2018
Licenses	$200,000	$200,000
Less: accumulated amortization	(200,000)	(114,583)
Net intangible assets	$-0-	$85,417

No significant residual value is estimated for these intangible assets. The remaining amortization period of the Company’s amortizable intangible assets have been totally amortized as of February 28, 2019.

Amortization expense for the year ended February 28, 2019 and 2018 totaled $85,417 and $114,583, respectively.

Note 7 – Prepaid expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom JiangXi and China Unicom Online.

Prepayment paid -	$44,570,540
Prepayment received -	$43,236,805

Account payable -	$920,684

Note 8 - Convertible notes payables

A Note Payable having a Face Value of $50,000 at February 28, 2019 and accruing interest at 10% is due February 8, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at February 28, 2019 and accruing interest at 10% is due February 23, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

A Note Payable having a Face Value of $100,000 at February 28, 2019 and accruing interest at 10% is due March 28, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $1.00 per share.

A Note Payable having a Face Value of $50,000 at February 28, 2019 and accruing interest at 10% is due May 3, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at February 28, 2019 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $70,000 at February 28, 2019 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 9 - Note payable

A Note Payable having a Face Value of $66,000 at February 28, 2019 and accruing interest at 0% is due May 21, 2021.

Note 10 - Common Stock

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

The Company issued approximately 2,856,000 shares of common stock during the fiscal year ended February 28, 2018, of which 1,350,000 were issued to consultants at $0.035 per share. 400,000, 470,000 and 636,000 shares were issued to investors at a per share purchase price of $0.50, $1.00 and $1.50, respectively.

The Company issued approximately 7,331,000 shares of common stock during the year ended February 28, 2019 for cash of $3,760,500.

Note 11 - Common Stock Subscribed

The Company has received $150,000 from the subscription of common stock during the year ended February 28, 2018. As of February 28, 2019, the Company issued all of the shares of the subscribed common stock to assigned investors.

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the year ended February 28,
	2019	2018

Numerator - basic and diluted
Net Loss	$(2,912,875)	$(1,751,121)
Denominator
Weighted average number of common shares outstanding —basic	24,763,753	11,729,514
Weighted average number of common shares outstanding —diluted	18,604,860	11,760,199
Loss per common share — basic	$(0.12)	$(0.15)
Loss per common share — diluted	$(0.16)	$(0.15)

Note 13 - Income Taxes

The Company and its subsidiary file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the year ended February 28, 2019 and 2018, and which is subject to U.S. federal corporate income tax rate of 21%.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the year ended February 28, 2019 and 2018.

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 13 - Income Taxes (continued)

The People’s Republic of China (PRC)

JiuGe Management and JiuGe Technology were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Management and JiuGe Technology did not generate taxable income in the People’s Republic of China for the year ended February 28, 2019.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the year ended February 28, 2019 and 2018 are as follow:

	For the year ended February 28,
	2019	2018
	(Unaudited)	(Unaudited)
U.S. statutory tax rate	21.0%	34.0%
Foreign income not registered in the U.S.	(21.0%)	(34.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

As of February 28, 2019 and 2018, the Company has a deferred tax asset of $236,331 and $367,735, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of February 28, 2019 and 2018, the valuation allowance was $236,331 and $367,735, respectively.

	February 28,	February 28,
	2019	2018

Deferred tax asset from operating losses carry-forwards	$236,331	$367,735
Valuation allowance	(236,331)	(367,735)
Deferred tax asset, net	$-	$-

Note 14 - Commitments And Contingencies

2) Related party balance and transaction

Amount due to FMCL director	$194,945
Amount due to Lily	$1,685,428

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Operating lease

The future aggregate minimum lease payment under non-cancellable operating lease are as follows:-

Not later than 1 year	$20,748

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

FINGERMOTION, INC.

Year ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

Note 15 - Subsequent Events

The Company has evaluated all transactions from February 28, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted, no significant subsequent event that needs to be disclosed.