Form 10-K/A
period 2019-02-28
FingerMotion, Inc.
filed 2019-06-28
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2019

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

EXPLANATORY NOTE

Fingermotion, Inc. (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the original filing of our Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment No. 1 to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

This Amendment No. 1 to Form 10-K amends and supplements Item 10 and amends and restates Items 11 through 14 of the Annual Report on Form 10-K we filed on June 13, 2019 (the “Original Form 10-K”), and deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement with respect to our Annual Meeting of Stockholders for 2019 into Part III of the Original Form 10-K. Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date that the Original Form 10-K was filed or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of the Original Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2019 remains unchanged.

Fingermotion, Inc.

Form 10-K/A

For the Fiscal Year Ended February 28, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The board of directors of the Company (the “Board”) consists of three directors. Information about each of our directors can be found below. The term of office of each person elected as a director will continue for one year, until his successor is duly elected and qualified, or until his earlier resignation, removal or death. None of our executive officers or directors have any family relationships with one another.

Name	Age	Position
Leong Yew Poh	64	Director
Michael Chan	55	Director
Wong Hsien Loong	44	Director

Leong Yew Poh, M.A. Leong Yew Poh was first appointed to the Board in December 2018. He has more than 30 years of management experience in growing companies in the technology and hospitality sectors. In that time, Mr. Leong established an extensive network of business relationships in the software, banking and telecommunications sectors throughout the Asia Pacific. In his current position as CEO of Vertical Connection Pte Ltd., a position he has held since 2002, Mr. Leong leads the company’s consulting and advisory services in helping other companies expand their businesses regionally through partnerships or acquisitions and implementing core operational and information initiatives. Vertical Connection focuses on fintech, telecommunications services, hospitality and software. Currently, Mr. Leong sits on the boards of several private companies. Since 2017, he has served on the board of directors of Fintrux Pte Ltd., a P2P lending company, as chair and on the boards of each of Vemotion APAC and VM Technology, both software and hardware companies that specialize in wireless video transmission over low bitrate networks.

Mr. Leong served as Group CEO of Radiance Hospitality Group from 2002 through 2016, where he led the expansion of the company’s hotel management services in Malaysia, Singapore, China, Indonesia, Cambodia and Russia. Before joining Radiance, Mr. Leong served as Director of Strategic Projects for Keppel T&T, a public company that provides transportation, telecommunications and IT services, from 1999 to 2002. There, he was responsible for its e-businesses, which included establishing credit bureaus in Thailand and Malaysia, establishing and operating data centers in Singapore, Malaysia, Thailand and the Philippines, operating call centers in Singapore and Malaysia, and providing application solutions for local governments, IT infrastructure, and transportation and education organizations. Prior to his service at Keppel T&T, Mr. Leong was first a Regional Director and then Managing Director of Dun and Bradstreet Software (later acquired by Geac Computers), from 1988 to 2001. In those roles, he led company growth from 15 to more than 250 employees in Singapore, Malaysia, Thailand, the Philippines, Indonesia, Sri Lanka, Hong Kong, Beijing and Shanghai. The firm provided business solutions and managed services for 350 customers in the region. Prior to serving at Dun and Bradstreet, Mr. Leong was a consultant with Computer Associates, a consultant at Price Waterhouse, a management consultant at Reliance Travel and an auditor at Razak & Co. Mr. Leong’s extensive corporate experience allows him to provide valuable guidance to the Company and management team as our Company progresses through its development stage. Mr. Leong received a Masters Degree in Accounting and Finance from the University of Auckland.

Michael Chan, CPA, CMA, EMBA. Mr. Chan was first appointed to the Board in April 2018. Mr. Chan has served at The Bank of New York Mellon Corporation as Managing Director, Head of Asia Pacific for Asset Servicing since 2013. He is responsible for managing the bank’s largest business line in the region. Mr. Chan joined the bank in Singapore in 2007 as regional Chief Operating Officer and progressed to Head of Sales & Relationship Management in 2010. He chaired the Asset Servicing Business Acceptance Committee and was a member of the KYC/AML regional committee. Mr. Chan was a member of BNY Mellon’s Global Corporate Operating Committee, Asia Pacific Executive Committee and the Corporate Sovereign Institutions Council. He represented the firm on the board of directors of ASIFMA and BNY Mellon’s Eagle Investment Systems’ Asia Singapore entity. Mr. Chan has also served on the OMGEO APAC Advisory Board and has been a member of various industry and banking associations in Hong Kong and Korea. Mr. Chan is currently the president of Canadian Alumni Singapore, a not-for-profit society. He also serves on the National University of Singapore Society (NUSS) finance sub-committee and a member of the Singapore Institute of Directors (SID).

Prior to BNY Mellon, Mr. Chan was with State Street Bank & Trust Co., Canada beginning 1994. He was relocated to Hong Kong in 2000 for the bank’s launch of ETF products in Asia Pacific. Until 2007, he held senior positions including head of operations (Asia), regional deal team for a key European acquisition, general manager for the South Korea bank branch and head of global relationship management in the region. His career also includes service at Ernst & Young (E&Y), Canada. Mr. Chan’s management and finance experience will provide additional financial oversight for the Company, and will provide an advisory role over budgetary and projection analysis with management. Mr. Chan is a member of CPA, CMA, Canada. He holds an EMBA from the Ivey School of Business, University of Western Ontario and a B. Com from McGill University, Canada.

Wong Hsien Loong. Mr. Wong has served on the Board since April 14, 2017, and served as the Company’s Chief Executive Officer and Chairman of the Board from that time until December 2018. He started his career in investor relations in technology, biotechnology, mining and oil and gas. Since July 2015, Mr. Wong has served as Associate Director of Propnex, one of Singapore’s largest listed real estate agencies, where he is a director of a commercial property valued at $600 million. From December 2012 until September 2017, Mr. Wong also served as Senior Manager of Business Development at Big Box Singapore Pte Ltd., a private retailing company. He also has extensive experience in running public companies. In particular, he was CEO of Nexgen Petroleum Corp, an oil and gas drilling company in Tennessee, USA from July 2007 to September 2009. He also currently serves as director to Food Bank Singapore, a registered charity, where he has served since January 2015. Mr. Wong’s previous experience and knowledge of the Company provides good historical information regarding the Company, which helps management with decisions going forward. Mr. Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia and his MSc in Real Estate from the National University of Singapore.

Executive Officers

We currently have only one executive officer, Martin J. Shen, who serves as our Chief Executive Officer and Chief Financial Officer. Each of our executive officers will serve until his successor is duly elected and qualified, or until his earlier resignation, removal or death. Biographical information regarding Mr. Shen is set forth below.

Martin J. Shen, age 49. Mr. Shen became our CEO in December 2018. He has nearly 15 years of experience in senior management roles in entrepreneurial startups as well as large multinational corporations. In those roles, he acquired wide-ranging expertise in corporate management, financial oversight and operational administration. Most recently, Mr. Shen founded Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) in 2014, establishing the company as the preferred choice for providing distributional support to regional pharmacies throughout Western Canada. His leadership duties as founder and senior vice-president included overseeing all aspects of operations, including managing legal and regulatory compliance issues. They covered ensuring compliance with Health Canada requirements as well as all relevant federal, provincial and municipal legislation. He also led the finance department, building a sound foundation for the accounting function and leveraging his extensive experience in public accounting to guide the acquisition of two companies in Alberta.

Prior to Imperial, Mr. Shen served as Chief Operating Officer and Chief Financial Officer at Wales and Son Industrial (later re-named Weir Minerals) from 2004 to 2014. The firm specializes in the global delivery of, and support for, mining slurry equipment solutions including pumps, hydrocyclones, rubber and wear resistant linings. Sectors served include mining and mineral processing, energy and general industry. As COO and CFO of Wales and Son Industrial, Mr. Shen directed all financial and internal operational activities. This included financial statement preparation and tax filings, banking arrangements, executive compensation and share purchase agreements. He was also responsible for the analysis of monthly results and financial statements and reconciliations to Group head office.

Mr. Shen began his career at PricewaterhouseCoopers in the tax department in Singapore and the audit and advisory group in Hong Kong. As a Tax Manager, he consulted with tax departments of multinational corporations, including Raytheon and Exxon, to provide tax saving mechanisms and future tax planning strategies. Mr. Shen also conducted tax conferences and seminars for current and potential clients to provide overview of tax planning scenarios. He served at PricewaterhouseCoopers from 1994 to 2004. Mr. Shen also spent several years in PwC Vancouver, auditing major Canadian companies and in the process building his expertise in financial management, compliance and financial statement reporting. A US Certified Public Accountant, he holds a BSc from the University of British Columbia.

Delinquent Section 16(a) Reports

Based solely upon a review of reports of beneficial ownership of the common stock and written representations furnished to the Company by its officers, directors and principal shareholders, the Company is not aware of the failure of any such reporting person to file with the SEC on a timely basis any required reports of changes in beneficial ownership during the last fiscal year except that none of Messrs. Shen, Poh or Chan have filed Initial Statements of Beneficial Ownership on Form 3 upon becoming subject to Section 16 of the Exchange Act, nor have they, nor Mr. Wong, filed any subsequent Statement of Changes of Beneficial Ownership of Securities on Form 4.

The Company is working on developing and implementing processes, procedures and training to ensure improved compliance on an on-going basis with the requirements of Section 16 of the Exchange Act.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Because our securities are not listed on NASDAQ or any other national securities exchange, we are not required to have a board of directors comprised of a majority of independent directors. Nevertheless, after review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise a majority of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Leong Yew Poh and Michael Chan.

Committees of the Board of Directors

Our board of directors has no standing committees. Accordingly, the entire Board acts as the audit committee. The Board has determined that Mr. Wong and Mr. Leong both meet the definition of an “audit committee financial expert” under the rules of the SEC. Because our securities are not listed on a national securities exchange, like the NASDAQ or the New York Stock Exchange, we are not subject to any listing rules that require us to maintain a standing compensation committee or nominating and corporate governance committee. Accordingly, the Board has determined that the entire board should be responsible for compensation, nomination and governance matters. We believe that this is appropriate because our board of directors is relatively small, consisting of only three directors, because our board comprises a majority of independent directors and because it reduces administrative burdens on the Company and the Board.

Item 11. Executive Compensation

Our named executive officers for the fiscal year ended February 28, 2019 (“Fiscal 2019”) consist of (i) Martin J. Shen, our current Chief Executive Officer and Chief Financial Officer, who served in such capacity for a portion of Fiscal 2019, and (ii) Wong Hsien Loong, our former Chief Executive Officer, President and Chief Financial Officer. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers during the fiscal years indicated.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)(1)	Total ($)
Martin J. Shen(2)	2019	$15,000	$52,500	$67,500
	2018	-	-	-
Wong Hsien Loong	2019	-	-	-
	2018	-	-	-

(1)	Amounts reflected under the “Stock Awards” column for 2019 and 2018 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Mr. Shen became our Chief Executive Officer on December 1, 2018, so he received no compensation during the fiscal year ended February 28, 2018.

Executive Employment Agreements

As of February 28, 2019, we had no employment agreement with any of our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

As of February 28, 2019, no named executive officer held any vested or unvested unexercised options to purchase Company common stock, shares of unvested restricted stock or other awards under any Company equity incentive plan.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our Board, in its role in setting executive compensation and overseeing our various compensation programs, is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. These equity incentives have historically been in the form of stock grants to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. The Board as a whole is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Director Compensation

Each of our directors receives regular cash compensation of $3,000 per month, or $36,000 per year, for serving on the Board. In addition, the Board has from time to time granted unrestricted stock awards to each director then serving on the Board. The following table sets forth information for compensation earned in Fiscal 2019 by our non-executive directors who served during Fiscal 2019:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Leong Yew Poh	$12,000	$52,500	$64,500
Michael Chan	$6,000	$21,000	$27,000
Wong Hsien Loong	$6,000	-	$6,000

(1)	Amounts reflected under the “Stock Awards” column for 2019 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise indicated, the table below sets forth information with respect to the beneficial ownership of our common stock by:

●	each of our directors and each of our named executive officers individually;
●	each person who is known to be the beneficial owner of more than 5% of our common stock; and
●	all of our current directors and current executive officers (i.e., not just named executive officers) as a group.

The amounts and percentages of common stock beneficially owned below are as of May 15, 2019 (the “Determination Date”) and are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. As of the Determination Date, the Company had 25,370,953 shares of common stock outstanding. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of the Determination Date. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Except as otherwise indicated below, (i) each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by such person as set forth opposite such person’s name and (ii) the address of each person listed below is c/o Fingermotion, Inc., 1460 Broadway, New York, New York 10036.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

5% Beneficial Owners

Liew Siew Chin(1) Unit A 19/F Times Media Centre, 133 Wan Chai road, Wan Chai, Hong Kong	3,600,000	14.2%
Cheong Liong Foong(1) Unit A 19/F Times Media Centre, 133 Wan Chai road, Wan Chai, Hong Kong	3,600,000	14.2%
Cheong Chee Ming(1) Unit A 19/F Times Media Centre, 133 Wan Chai road, Wan Chai, Hong Kong	4,800,000	18.9%
Directors and Executive Officers

Martin J. Shen	250,000	*

Leong Yew Poh	250,000	*

Michael Chan	250,000	*

Wong Hsien Loong	350,000	1.4%

All current directors and executive officers as a group (4 individuals)	1,100,000	4.3%

* Less than 1%.

(1)

Information regarding this beneficial holder is derived solely from the records of the Company’s transfer agent. Such holder could be the beneficial owner of additional Company securities held in “street name” by brokers, banks or other institutions on behalf of such holder, of which the Company is unaware. This beneficial holder originally received shares of Common Stock in connection with the previously disclosed Share Exchange Agreement, dated as of July 13, 2017, among the Company, Finger Motion Company Limited (“FMCL”) and the shareholders of FMCL.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 28, 2019, the Company does not have any securities authorized for issuance under any stockholder-approved equity compensation plans or equity compensation plans not approved by stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

 Related Party Transaction Policy

All transactions with related parties that may present actual, potential or perceived conflicts of interest are subject to approval by the Board, pursuant to unwritten policy. As part of its review of related party transactions, the Board generally seeks to obtain evidence regarding whether the terms of the related-party transaction are not more disadvantageous to the Company than such terms would be in an arms’-length tranaction. The Board relies on such information, in addition to other transaction-specific factors, in its review and approval of related party transactions.

Related Person Transactions

We are not aware of any transactions, since the beginning of the last fiscal year, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120,000 and in which a director, executive officer, holder of more than 5% of our common stock, any member of the immediate family of any of the foregoing persons or any other “related person” (as defined under the rules of the SEC), had or will have a direct or indirect material interest.

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed or expected to be billed to us by Centurion ZD CPA Limited, the Company's independent registered public accounting firm, for professional services rendered in each of the last two fiscal years:

	Year ended February 28, 2019	Year ended February 28, 2018
Audit fees	$40,000	$34,000
Audit-related fees	$16,000	-
Tax fees	-	$12,000
All other fees	$3,800	-
Total	$59,800	$46,000

Audit Fees. Audit fees represent fees for professional services performed by Centurion ZD CPA Limited for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related Fees. Audit-related fees represent fees for assurance and related services performed by Centurion ZD CPA Limited that are reasonably related to the performance of the audit or review of our financial statements and are traditionally performed by the independent registered public accounting firm. These include services related to consultation with respect to special procedures required to meet certain regulatory requirements.

Tax Fees. Consist primarily of fees billed or expected to be billed for other tax filing and advisory projects.

All Other Fees. Consist of fees billed or expected to be billed for other permissible work performed by the Company's independent public registered accounting firm that does not meet the above category descriptions.

The Board pre-approves and is responsible for the engagement of all auditing services provided by our independent registered public accountants and all non-auditing services to be provided by such accountants to the extent permitted under Section 10A of the Exchange Act, including all fees and other terms of engagement. All of the fees paid to Centurion ZD CPA Limited during the fiscal year ended February 28, 2019 were pre-approved by the Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Method of Filing
31	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINGERMOTION, INC.

Dated:	June 27, 2019	By:	/s/ Martin Shen
Martin Shen
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)