Form 10-Q
period 2019-05-31
FingerMotion, Inc.
filed 2019-07-22
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission File Number: 000-55477

Fingermotion, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Broadway New York, New York 10036	(347) 349-5339
(Address of principal executive offices, including Zip Code)	Registrant’s telephone number, including area code

        N/A

(Former name, former address and former ﬁscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 25,370,953 shares of common stock outstanding as of July 9, 2019.

Fingermotion, Inc.

Form 10-Q for the Quarter ended May 31, 2019

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Balance Sheets

	May 31, 2019	February 28, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$151,622	$1,337,245
Accounts receivable	606,365	493,808
Equipment (net of $3,976 and $2,844 depreciation)	15,662	10,606
Prepayment and deposit	4,057,549	2,570,724
Other receivables	173,268	25,309
Right-of-use asset	35,871	-
TOTAL ASSETS	$5,040,337	$4,437,692
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$1,965,081	$1,239,280
Accrual and other payables	421,351	296,007
Due to related parties	1,223,606	1,880,373
Convertible notes payable	370,000	370,000
Note payable	66,000	66,000
Lease liability	36,353	-
TOTAL LIABILITIES	4,082,391	3,851,660
SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	-	-
Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 25,370,953 shares and 24,763,753 issued and outstanding at May 31, 2019 and February 28, 2019 respectively	2,537	2,476
Additional paid-in capital	6,787,135	5,414,897
Accumulated deficit	(5,835,500)	(4,822,389)
Accumulated other comprehensive income	3,774	(8,952)
TOTAL SHAREHOLDERS' EQUITY	957,946	586,032
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,040,337	$4,437,692

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Operations

	Three Months Ended May 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$933,269	$183,130
Cost of revenue	(851,643)	(152,507)
Gross profit	81,626	30,623
Amortization & depreciation	(11,018)	(50,087)
General & administrative expenses	(1,088,818)	(275,944)

Total operating expenses	(1,099,836)	(326,031)
Net loss from operations	(1,018,210)	(295,408)
Other income (expense):
Interest income	427	-
Interest expense	(4,819)	(4,973)
Exchange rate gain (loss)	(372)	8,097
Written off of goodwill	(8,838)	-
Other income	19,186	-
Total other income (expense)	5,584	3,124
Net Loss	$(1,012,626)	$(292,284)
Other comprehensive income:
Foreign currency translation adjustments	12,726	-
Comprehensive loss	$(999,900)	$(292,284)
Loss Per Share - Basic	$(0.04)	$(0.02)
Loss Per Share - Diluted	$(0.04)	$(0.02)
Wgt Ave Common Shares Outstanding - Basic	25,370,953	17,554,237
Wgt Ave Common Shares Outstanding - Diluted	25,163,910	17,554,237

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Shareholders' Equity

Condensed Consolidated Statement of Shareholders' Equity Three Months ended May 31, 2018
	Common Stock		Capital Paid in Excess of Par Value	Shares to be Issued	Deficit Accumulated	Accumulated Other Comprehensive Income	Total
	Shares	Amount					Total
Balance at March 1, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$-	$(102,641)
Common stock issued for cash	275,000	28	329,973	(150,000)			180,001
Stock subscribed	-	-	-	-			-
Net Loss	-	-	-	-	(292,284)	-	(292,284)
Balance at May 31, 2018	17,707,753	$1,771	$1,985,103	$-	$(2,201,798)	$-	$(214,924)

Condensed Consolidated Statement of Shareholders' Equity Three Months ended May 31, 2019
	Common Stock		Capital Paid in Excess of Par Value	Shares to be Issued	Deficit Accumulated	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at March 1, 2019	24,763,753	$2,476	$5,414,897	$-	$(4,822,389)	$(8,952)	$586,032
Impact of Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	(485)		(485)
Common stock issued for cash	607,200	61	1,137,404				1,137,465
Common stock issued for professional service	-	-	234,834				234,834
Stock subscribed	-	-	-	-			-
Accumulated other comprehensive income	-	-	-	-	-	12,726	12,726
Net (Loss)	-	-	-	-	(1,012,626)	-	(1,012,626)
Balance at May 31, 2019	25,370,953	$2,537	$6,787,135	$-	$(5,835,500)	$3,774	$957,946

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Cash Flows

	Three Months Ended May 31,	Three Months Ended May 31,
	2019 (Unaudited)	2018 (Unaudited)
Net loss	$(1,012,626)	$(292,284)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Share based compensation expenses	405,744	-
Amortization and depreciation	11,018	50,087
Written off of goodwill	8,838	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(112,557)	(49,010)
(Increase) decrease in prepayment and deposit	(1,486,825)	(360,047)
(Increase) decrease in other receivable	(147,959)	(32,456)
(Increase) decrease in right-of-use asset	(35,871)	-
Increase (decrease) in accounts payable	725,801	186,666
Increase (decrease) in accrual and other payables	125,344	-
Increase (decrease) in due to related parties	(656,767)	-
Increase (decrease) in due to lease liability	36,353	-

Cash used in operating activities	(2,139,507)	(497,044)

Cash flows from investing activities
Purchase of equipment	(6,188)	-

Net cash used in investing activities	(6,188)	-

Cash flows from financing activities

Notes payable	-	316,000
Proceeds from issuance of shares	957,717	180,001

Net cash provided by financing activities	957,717	496,001

Effect of exchange rates on cash and cash equivalents	2,355	-

Net change in cash	(1,185,623)	(1,043)

Cash at beginning of period	1,337,245	10,551

Cash at end of period	$151,622	$9,508

	-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014 under the laws of the State of Delaware. The Company then offered management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017 after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (“FMCL”), a Hong Kong corporation that is an information technology company which specialize in operating and publishing mobile games.

Pursuant to the Share Exchange Agreement with FMCL, effective July 13, 2017 (the “Share Exchange Agreement”, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. At the Closing Date, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to other consultants in connection with the transactions contemplated by the Share Exchange Agreement.

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

On October 16, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of the JiuGe Technology.

On March 7, 2019, JiuGe Technology also acquired Beijing XunLian (“BX”), a wholly-owned subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

Note 2 - Summary of Principal Accounting Policies

Principles of Consolidation and Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The condensed consolidated financial statements include the financial statements of the Company, and its wholly-owned subsidiaries.  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of May 31, 2019 and February 28, 2019:

Assets and liabilities of the VIE
	May 31, 2019	Feb 28, 2019
	(Unaudited)
Current assets	$3,409,165	$2,674,890
Non-current assets	35,871	-
Total assets	$3,445,036	$2,674,890

Current liabilities	$3,928,078	$3,023,805
Non-current liabilities	36,353	-
Total liabilities	$3,964,431	$3,023,805

Operating Result of VIE

For the Three Months Ended May 31, 2019
(Unaudited)
Revenue	$933,269
Cost of revenue	(851,643)
81,626

Amortization and Depreciation	(10,931)
General and Administrative Expenses	(266,912)
Total operating expenses	(277,843)

Net loss from operations	(196,217)

Other income
Interest income	415
Other income	19,186
Total other income	19,601

Net loss	(176,616)

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

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

Certain Risks And Uncertainties

The Company relies on cloud-based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

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

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

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

Revenue Recognition (continued)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,835,500 and $4,822,389 as at May 31, 2019 and February 28, 2019 respectively, and had a net loss of $1,012,626 and $292,284 for the three months ended May 31, 2019 and 2018, respectively.

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

Note 4 - Revenue

We recorded $933,269 and $ 183,130 in revenue, respectively, for the three months ended May 31, 2019 and 2018. The increase of $750,139 resulted from the consolidation of the VIE entities & its subsidiary and the new business model.

	For the Three Months Ended May 31,
	2019	2018
	(Unaudited)	(Unaudited)

Gaming	$-	$183,130
Mobile Recharge	750,942	-
SMS	182,327	-
	$933,269	$183,130

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 5 – Equipment

As of May 31, 2019 and February 28, 2019, the company has the following amounts related to tangible assets:

	May 31,	Feb 28,
	2019	2019
	(Unaudited)

Equipment	$19,638	$13,450
Less: accumulated depreciation	(3,976)	(2,844)
Net equipment	$15,662	$10,606

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended May 31, 2019 and 2018 totaled $1,235 and $87, respectively.

Note 6 – Intangible Assets

As of May 31, 2019 and Feb 28, 2019 the company has the following amounts related to intangible assets:

	May 31,	Feb 28,
	2019	2019
	(Unaudited)

Licenses	$200,000	$200,000
Less: accumulated amortization	(200,000)	(200,000)
Net intangible assets	$-0-	$-0-

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

	May 31,	Feb 28,
	2019	2019
	(Unaudited)

Deposit Paid / Prepayment	$46,369,293	$44,570,540
Deposit received	(43,931,005)	(43,237,936)
Net Prepaid expenses for Mobile recharge	$2,438,288	$1,332,604
Other deposit	1,619,261	1,238,120
Prepayment and deposit	$4,057,549	2,570,724

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Upon adoption of ASC Topic 842, Leases (Topic 842), based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded net right-of-use assets of $78,263 and lease liability of $78,263 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of May 31, 2019, total right-of-use assets and operating lease liabilities were $35,871 and $36,353, respectively.

Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2019.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

May 31,
2019
(Unaudited)

Right-of-use assets in exchange for operating lease obligations	$78,263
Less: accumulated depreciation	(42,392)
Right-of-use assets, net	35,871

Lease liability	36,353
Weighted-average remaining lease term (in years)	2
Weighted-average discount rate	2.48%

Due in 12 months period ended May 31,	May 31,
2019
(Unaudited)

2020	$36,806
Thereafter	-
Less: imputed interest	(453)
Total lease liability	$36,353

Current lease liability	$36,353
Non-current lease liability	-
Total lease liability	$36,353

Note 9 - Convertible notes payables

A Note Payable having a Face Value of $50,000 at May 31, 2019 and accruing interest at 10% is due February 8, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at May 31, 2019 and accruing interest at 10% is due February 23, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

A Note Payable having a Face Value of $100,000 at May 31, 2019 and accruing interest at 10% is due March 28, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $1.00 per share.

A Note Payable having a Face Value of $50,000 at May 31, 2019 and accruing interest at 10% is due May 3, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $50,000 at May 31, 2019 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

A Note Payable having a Face Value of $70,000 at May 31, 2019 and accruing interest at 10% is due May 18, 2019. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.50 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. As of May 31, 2019, all the convertible notes were due and have not been converted. The Company is working on the extension with note holders.

Note 10 - Note payable

A Note Payable having a Face Value of $66,000 at May 31, 2019 and accruing interest at 0% is due May 21, 2021.

Note 11 - Common Stock

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

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 11 - Common Stock (continued)

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

 The Company issued approximately 607,200 shares of common stock for the three months ended May 31, 2019 for cash of $1,137,465, including100,000 shares of common stock to consultants.

Note 12 - Common Stock Subscribed

The Company has received $150,000 from the subscription of common stock during the year ended February 28, 2018. As of February 28, 2019, the Company issued all of the shares of the subscribed common stock to assigned investors.

Note 13 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended May 31,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(1,012,616)	$(292,284)
Denominator
Weighted average number of common shares outstanding —basic	25,370,753	17,554,237
Weighted average number of common shares outstanding —diluted	25,163,910	17,554,237
Loss per common share — basic	$(0.04)	$(0.02)
Loss per common share — diluted	$(0.04)	$(0.02)

Note 14 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2019 and 2018.

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 14 - Income Taxes (continued)

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2019 and 2018.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Management, JiuGe Technology and Beijing XunLian did not generate taxable income in the People’s Republic of China for the three months ended May 31, 2019.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2019 and 2018 are as follows:

	For the three months ended May 31,
	2019	2018
	(Unaudited)	(Unaudited)

U.S. statutory tax rate	21.0%	34.0%
Foreign income not registered in the U.S.	(21.0%)	(34.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

As of May 31, 2019 and February 28, 2019, the Company has a deferred tax asset of $212,649 and $236,331, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of May 31, 2019 and February 28, 2019, the valuation allowance was $212,649 and $236,331, respectively.

	May 31,	February 28,
	2019	2019
	(Unaudited)

Deferred tax asset from operating losses carry-forwards	$212,649	$236,331
Valuation allowance	(212,649)	(236,331)
Deferred tax asset, net	$-	$-

FINGERMOTION, INC.

Three Months ended May 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 15 - Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Director of JiuGe Technology.

b)	The Company had the following related party balances at May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
	(Unaudited)
Due to related parties:
Ms. Li Li	$(1,223,606)	$(1,685,428)

Note 16 - Commitments And Contingencies

   Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

   Note 17 - Subsequent Events

The Company has evaluated all transactions from May 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted, no significant subsequent event that needs to be disclosed, other than as set forth below.

On July 7, 2019, JiuGe Technology entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China United Network Communications Limited Yunnan Branch (“China Unicom”). Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the services it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally. The Cooperation Agreement contains customary representations from each party regarding such party’s authority to enter into and perform under the Cooperation Agreement, and provides customary events of default, including for various types of failure to perform.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

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
●

and the other factors discussed below in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2019 and in other filings we make with the Securities and Exchange Commission.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in the Quarterly Report on Form 10-Q. Statements in this Management’s Discussion and Analysis and Results of Operation and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical or current fact constitute “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements.”

General

FingerMotion Inc. (the “Company,” “we,” “us,” “our” or “FingerMotion”) is a US fintech company incorporated in Delaware, USA, with its corporate offices in New York, NY. We operate three principal lines of business, a video game division, a mobile payment platform and a mass SMS text message service. We operate our video game platform through Finger Motion Company Limited, a Hong Kong corporation (“FMCL”), which became an indirect, wholly owned subsidiary of the Company on July 13, 2017 pursuant to a share exchange agreement entered into among the Company, FMCL and FMCL’s former shareholders.

The Video Game industry covers multiple sectors and is currently experiencing a move away from physical games towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. Video game publishers are expanding their direct-to-consumer channels, with mobile gaming current growth leader, and eSports and virtual reality gaining momentum as the next big sectors. This is the business focus for FMCL.

In June 2018, FMCL temporarily paused its publishing and operating plans for existing games other projects. The Company’s board of directors decided to re-focus the Company’s resources into the new business opportunities in China, particularly the mobile data business.

We conduct our mobile payment business through Shanghai JiuGe Technology Co., Ltd. (“JiuGe Techology”), which became our contractually controlled affiliate through the entry into a series of agreements known as variable interest agreements (the “VIE Agreements”) in October 2018. The use of VIE agreements is a common structure used to acquire corporations in China, particularly in certain industries in which foreign investment is restricted or forbidden by the government of the Peoples’ Republic of China.

In first half of 2018, JiuGe Technology secured contracts with China United Network Communications Group Co., Ltd. (“China Unicom”) and China Mobile Communications Corporation (“China Mobile”) to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. The JiuGe Technology mobile payment and recharge platform enables the seamless delivery of real-time payment and recharge services to third-party channels and businesses. We earn a rebate from each telecommunications company on the funds paid by consumers to the telecommunications companies we process. To encourage consumers to utilize our portal instead of using our competitors’ platforms or paying China Unicom or China Mobile directly, we offer mobile data and talk time at a rate discounted from these companies’ stated rates, which are also the rates we must pay to them to purchase the mobile data and talk time provided to consumers through the use of our platform. Accordingly, we earn income on the rebates we receive from China Unicom and China Mobile, reduced by the amounts by which we discount the mobile data and talk time sold through our platform.

Recent Developments

On March 7, 2019, the Company acquired Beijing Xunlian, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. The Company sees this business as additive to the Company’s core business of processing mobile recharge and top-up payments.

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China Unicom’s Yunnan subsdidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the services it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended February 28, 2019. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2019.

Results of Operations

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Three Months Ended
	May 31, 2019	May 31, 2018	Change (%)
Gaming	-	$183,130	(100%)
Mobile Recharge	$750,942	-	100%
SMS*	$182,326	-	100%
Total Revenue	$933,269	$180,130	80%

* Reflects results from March 7, 2017 through May 31, 2019.

We recorded $933,269 in revenue for the quarter ended May 31, 2019, an increase of $750,139 or 80%, compared to the quarter ended May 31, 2018. This increase resulted from an increase in revenue of $750,942 and $182,326 from our mobile recharge business and SMS business, offset in part by a decrease of $183,130 from our gaming business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

Cost of Revenue

The following table sets forth the Company’s costs of revenue for the periods indicated:

	Three Months Ended
	May 31, 2019	May 31, 2018
Cost of Revenue – Gaming
Royalties	-	$45,818
Channel Costs	-	$54,554
Internet Data Center Costs	-	$49,143
Other	-	$2,992
Cost of Revenue – Mobile Recharge	$673,116	-
Cost of Revenue - SMS	$178,527	-
Total Cost of Revenue	$851,643	$152,507

We recorded $851,643 in costs of revenue for the quarter ended May 31, 2019, an increase of $699,136 or 82%, compared to the quarter ended May 31, 2018. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the quarter ended May 31, 2019 was $81,626, an increase of $51,003 or 62%, compared to the quarter ended May 31, 2018. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded $11,018 in amortization and depreciation of which $1,235 was for fixed assets and $9,783 was for right-of-use assets for the quarter ended May 31, 2019, a decrease of $39,069 or 355%, compared to the quarter ended May 31, 2018. This decrease resulted as a portion of our intangible assets have been fully amortized.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Three Months Ended
	May 31, 2019	May 31, 2018
Accounting	$85,692	$8,200
Advertising	-	$53,287
Contract Labor	-	$122,260
Consulting	$256,611	$75,830
Consulting (non-cash)	$405,744	-
Entertainment	$52,577	$256
Salaries and Wages	$172,085	-
Travel	$61,579	$2,359
Others	$54,530	$13,752
Total	$1,088,818	$275,944

We recorded $1,088,818 in general and administrative expenses for the quarter ended May 31, 2019, an increase of $812,874 or 75%, compared to the quarter ended May 31, 2018. A significant portion of the increase, $405,744, resulted from the current period’s value of our share issuances (non-cash). We also incurred fees of $256,611 in consultant and professional fees and $172,085 in increased staff salaries for the period. The foregoing increases in general and administrative expenses are principally the result of the commencement and building of our mobile recharge business.

Operating Expenses

We recorded $1,099,836 in operating expenses for the quarter ended May 31, 2019, an increase of $773,805 or 70%, compared to the quarter ended May 31, 2018. The primary explanation for the variance is as stated in the General and Administrative expenses, noted above.

Net Loss

As a result of the foregoing, we recorded $1,012,626 in net loss of revenue for the quarter ended May 31, 2019, an increase in net loss of 720,342 or 71%, compared to the quarter ended May 31, 2018.

Liquidity and Capital Resources

At May 31, 2019, we had cash and cash equivalents of $151,622 as compared to cash and cash equivalents of $1,337,245 at February 28, 2019. In order for us to continue to operate our mobile recharge business, we must deposit funds with our telecommunication company clients from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The significant cash reduction reflected on our balance sheet as of May 31, 2019, when compared to the period ended February 28, 2019, is the result of our making large deposits with our telecommunications company clients. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders.

We currently do not have any financing arrangements in place. We did, however, raise $957,717 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933 during the quarter ended May 31, 2019.

The following table provides a summary of cash flows for the periods presented:

	Three Months Ended
	May 31, 2019	May 31, 2018
Net cash used in operating activities	$(2,139,507)	$(497,044)
Net cash used in investing activities	$(6,188)	-
Net cash provided by financing activities	$957,717	$496,001
Effect of exchange rates on cash & cash equivalents	$2,355	-
Net decrease in cash and cash equivalents	$(1,185,623)	$(1,043)

Operating

Cash flows provided by operating activities decreased $1,642,463 in the three months ended May 31, 2019 compared to the three months ended May 31, 2018, primarily due to the deposit made with our telecommunication company clients in connection with our mobile recharge business, as noted above, which aggregated to $1,486,825.

Investing

Cash flows provided by investing activities decreased $6,188 in the three months ended May 31, 2019 compared to the three months ended May 31, 2018, primarily due to a purchase of equipment.

Financing

Cash flows provided by financing activities increased $461,716 in the three months ended May 31, 2019 compared to the three months ended May 31, 2018, primarily due to proceeds from issuance of shares of $957,717 during the fiscal quarter ended May 31, 2019.

Off-Balance Sheet Arrangements

The Company does not currently have and has not had during the fiscal quarter ended May 31, 2019, any off-balance sheet assets, liabilities or arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4.     Controls and Procedures.

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of May 31, 2019, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2019, our disclosure controls and procedures were not effective as of May 31, 2019. Management has continued to monitor the implementation of the remediation plan described below.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2019, management concluded that material weaknesses existed in our internal control over financial reporting. Specifically, we determined that:

●

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company.

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

●	Certain control procedures were unable to be verified due to performance not being sufficiently documented.

In order to remediate the documented material weaknesses, management has begun implementing the following corrective measures:

●	management has drafted a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and

●	management has also drafted a revised Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for the control procedures.

Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weaknesses identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary. The material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the period covered thereby.

Changes in Internal Control over Financial Reporting

Other than the implementation of the remediation efforts set forth above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended May 31, 2019, the Company issued an aggregate of 239,000 shares of the Company’s common stock to several individuals for a total purchase price of $597,500, or $2.50 per share. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

On April 15, 2019, the Company issued 100,000 shares of the Company’s common stock to consultants as compensation for services rendered. The issuance of the securities is not subject to the registration requirements of the Securities Act pursuant Section 4(a)(2) thereunder.

Item 3.     Defaults Upon Senior Securities

There were no defaults on any indebtedness.

Item 6.     Exhibits

Exhibit Index

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
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2019 and 2018; (ii) the Consolidated Statements of Operations and Comprehensive Income for the quarters ended May 31, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the quarters ended May 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the quarters ended May 31, 2019 and 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

FINGERMOTION, INC.

Date: July 22, 2019
	By:	/s/ Martin Shen
Martin Shen, Chief Executive Officer and Chief Financial Officer (principal financial officer)