Form 10-Q
period 2019-08-31
FingerMotion, Inc.
filed 2019-10-15
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Forthe transition period from ________________________ to _______________________

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

The registrant had 25,807,953 shares of common stock outstanding as of October 10, 2019.

Fingermotion, Inc.

Form 10-Q for the Quarter ended August 31, 2019

 -i-

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Balance Sheets

	Aug 31,	February 28,
	2019	2019
ASSETS
Current Assets

Cash and cash equivalents	$553,187	$1,337,245
Accounts receivable	1,209,858	493,808
Equipment (net of $5,361 and $2,844 depreciation)	19,342	10,606
Licenses	—	—
Prepayment and deposit	3,692,404	2,570,724
Other receivables	550,537	25,309
Right-of-use asset	26,088	—

TOTAL ASSETS	$6,051,416	$4,437,692

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,896,417	$1,239,280
Accrual and other payables	570,461	296,007
Due to related parties	1,674,101	1,880,373
Convertible notes payable	—	370,000
Note payable	66,000	66,000
Lease liability	26,520	—

TOTAL LIABILITIES	5,233,499	3,851,660

SHAREHOLDERS' EQUITY

Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 25,807,953 shares and 24,763,753 issued and outstanding at Aug 31, 2019 and February 28, 2019 respectively.	2,581	2,476

Common stock subscribed	—	—

Additional paid-in capital	7,421,591	5,414,897

Accumulated deficit	(6,602,037)	(4,822,389)

Accumulated other comprehensive income	(4,218)	(8,952)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	817,917	586,032

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,051,416	$4,437,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Aug 31,	Aug 31,	Aug 31,	Aug 31,
	2019	2018	2019	2018

Revenue	$2,039,476	$76,287	$2,972,745	$259,417
Cost of revenue	(1,832,747)	(51,546)	(2,684,390)	(204,053)

Gross profit (loss)	206,729	24,741	288,355	55,364

Amortization & depreciation	(11,327)	(35,504)	(22,345)	(85,591)
General & administrative expenses	(967,507)	(186,177)	(2,056,325)	(462,121)

Total operating expenses	(978,834)	(221,681)	(2,078,670)	(547,712)

Net loss from operations	(772,105)	(196,940)	(1,790,315)	(492,348)

Other income (expense):
Interest income	345	—	772	—
Interest expense	166	(8,881)	(4,653)	(13,854)
Exchange rate gain (loss)	(1,359)	(647)	(1,731)	7,450
Written off of goodwill	—	—	(8,838)	—
Other income	6,404	—	25,590	—
Total other income (expense)	5,556	(9,528)	11,140	(6,404)

Net Loss	$(766,549)	$(206,468)	$(1,779,175)	$(498,752)

Other comprehensive income:
Foreign currency translation adjustments	(7,992)	—	4,734	—
Comprehensive loss	$(774,541)	$(206,468)	$(1,774,441)	$(498,752)

Loss Per Share - Basic	$(0.03)	$(0.01)	$(0.07)	$(0.03)
Loss Per Share - Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)
Wgt Ave Common Shares Outstanding - Basic	25,807,953	17,729,786	25,807,953	17,637,710
Wgt Ave Common Shares Outstanding - Diluted	25,603,594	17,877,786	25,383,752	17,785,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Shareholders' Equity

			Capital			Accumulated
			Paid in	Shares		Other
	Common Stock		Excess of	to be	Deficit	Comprehensive
	Shares	Amount	Par Value	Issued	Accumulated	Income	Total
Balance at March 1, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$—	$(102,641)

Common stock issued for cash	7,331,000	733	3,759,767	—	—	—	3,760,500
Stock subscribed	—	—	—	(150,000)	—	—	(150,000)
Accumulated other comprehensive income	—	—	—	—	—	(8,952)	(8,952)
Net (Loss)	—	—	—	—	(2,912,875)	—	(2,912,875)

Balance at February 28, 2019	24,763,753	$2,476	$5,414,897	$—	$(4,822,389)	$(8,952)	$586,032

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	(485)	—	(485)
Common stock issued for cash	507,200	51	1,137,404	—	—	—	1,137,455
Common stock issued for professional service	100,000	10	234,834	—	—	—	234,844
Stock subscribed	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	12,726	12,726
Net (Loss)	—	—	—	—	(1,012,626)	—	(1,012,626)

Balance at May 31, 2019	25,370,953	2,537	6,787,135	—	(5,835,500)	3,774	957,946

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	12	—	12
Common stock issued for cash	51,000	5	127,495	—	—	—	127,500
Common stock issued for professional service	100,000	10	99,990	—	—	—	100,000
Execution of convertible notes	286,000	29	406,971	—	—	—	407,000
Stock subscribed	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	(7,992)	(7,992)
Net (Loss)	—	—	—	—	(766,549)	—	(766,549)

Balance at August 31, 2019	25,807,953	2,581	7,421,591	—	(6,602,037)	(4,218)	817,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Cash Flows

	Six Months Ended	Six Months Ended
	Aug 31,	Aug 31,
	2019	2018

Net (loss)	$(1,779,175)	$(498,752)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Share based compensation expenses	661,488	—
Amortization and depreciation	22,345	85,591
Written off of goodwill	8,838	—
Forgiveness of debt	—	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(716,050)	(121,671)
(Increase) decrease in prepayment and deposit	(1,121,680)	(437,488)
(Increase) decrease in other receivable	(525,228)	(5,587)
(Increase) decrease in right-of-use asset	(26,088)	—
Increase (decrease) in accounts payable	1,657,137	347,533
Increase (decrease) in accrual and other payables	274,454	—
Increase (decrease) in due to related parties	(206,272)	—
Increase (decrease) in due to lease liability	26,520	—

Cash used in operating activities	(1,723,711)	(630,374)

Cash flows from investing activities
Purchase of equipment	(11,253)	—
(Increase) in licenses	—	—

Net cash provided by investing activities	(11,253)	—

Cash flows from financing activities

Notes payable	(370,000)	386,000
Proceeds from issuance of shares	1,336,473	—
Common stock issued in reverse merger	—	—
Common stock issued for cash	—	252,500

Net cash provided by financing activities	966,473	638,500

Effect of exchange rates on cash and cash equivalents	(15,567)	—

Net change in cash	(784,058)	8,126

Cash at beginning of period	1,337,245	10,551

Cash at end of period	$553,187	$18,677

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.

Six Months ended August 31, 2019 and 2018

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

FINGERMOTION, INC.

Six Months ended August 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

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

The following assets and liabilities of the VIE & VIE Subsidiary are included in the accompanying consolidated financial statements of the Company as of Aug 31, 2019 and February 28, 2019:

Assets and liabilities of the VIE

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)
Current assets	$3,155,304	$2,674,890
Non-current assets	202,939	—
Total assets	$3,358,243	$2,674,890

Current liabilities	$4,114,362	$3,023,805
Non-current liabilities	—	—
Total liabilities	$4,114,362	$3,023,805

Assets and liabilities of the VIE Subsidiary

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)
Current assets	$1,287,497	$—
Non-current assets	—	—
Total assets	$1,287,497	$—

Current liabilities	$1,228,313	$—
Non-current liabilities	—	—
Total liabilities	$1,228,313	$—

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE

For the Six Months Ended Aug 31, 2019
(Unaudited)
Revenue	$1,493,044
Cost of Revenue	(1,331,146)
Gross Profit	$161,898

Amortization and Depreciation	(22,129)
General and Administrative Expenses	(603,930)
Total Operating Expenses	$(626,059)

Net Loss from Operations	$(464,161)

Interest Income	745
Other Income	15,516
Interest Expense	(472)
Total Other Income	$15,789
Net Loss	$(448,372)

Operating Result of VIE Subsidiary

Results from March 7, 2019 through Aug 31, 2019

For the Six Months Ended Aug 31, 2019
(Unaudited)
Revenue	$1,479,701
Cost of Revenue	(1,353,245)
Gross Profit	$126,456

Amortization and Depreciation	—
General and Administrative Expenses	(65,834)
Total Operating Expenses	$(65,834)

Net Profit from Operations	$60,622

Interest Income	—
Other Income	10,074
Interest Expense	—
Total Other Income	$10,074
Net Profit	$70,696

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

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

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

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

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Revenue Recognition (continued)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,602,037 and $4,822,389 as at Aug 31, 2019 and February 28, 2019 respectively, and had a net loss of $1,779,175 and $498,752 for the six months ended Aug 31, 2019 and 2018, respectively.

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

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statement

Note 4 - Revenue

We recorded $2,972,745 and $259,417 in revenue, respectively, for the six months ended Aug 31, 2019 and 2018. The increase of $2,713,328 resulted from the consolidation of the VIE entities & its subsidiary and the new business model.

	For the Six Months Ended Aug 31,
	2019	2018
	(Unaudited)	(Unaudited)

Gaming	$—	$259,417
Mobile Recharge	1,493,044	—
SMS	1,479,701	—
	$2,972,745	$259,417

Note 5 – Equipment

At Aug 31, 2019 and February 28, 2019, the company has the following amounts related to tangible assets:

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)

Equipment	$24,703	$13,450
Less: accumulated depreciation	(5,361)	(2,844)
Net equipment	$19,342	$10,606

No significant residual value is estimated for the equipment. Depreciation expense for the six months ended Aug 31, 2019 and 2018 totaled $2,779 and $174, respectively.

Note 6 – Intangible Assets

At Aug 31, 2019 and February 28, 2019, the company has the following amounts related to intangible assets:

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)

Licenses	$200,000	$200,000
Less: accumulated amortization	(200,000)	(200,000)
Net intangible assets	$-0-	$-0-

No significant residual value is estimated for these intangible assets. The remaining amortization period of the Company’s amortizable intangible assets have been totally amortized as of February 28, 2019.

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 7 – Prepaid expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom JiangXi and China Unicom Online.

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)
Deposit Paid / Prepayment	$45,212,786	$44,570,540
Deposit received	(42,978,022)	(43,237,936)
Net Prepaid expenses for Mobile recharge	$2,234,764	$1,332,604
Other deposit	1,457,640	1,238,120
Prepayment and deposit	$3,692,404	2,570,724

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Upon adoption of ASC Topic 842, Leases (Topic 842), based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded net right-of-use assets of $78,263 and lease liability of $78,263 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of Aug 31, 2019, total right-of-use assets and operating lease liabilities were $26,088 and $26,520 respectively.

Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended Aug 31, 2019.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Aug 31, 2019
(Unaudited)
Right-of-use assets in exchange for operating lease obligations	$78,263
Less: accumulated depreciation	(52,175)
Right-of-use assets, net	26,088

Lease liability	26,520
Weighted-average remaining lease term	2 years
Weighted-average discount rate	2.48%

Due in 12 months period ended Aug 31,

Aug 31, 2019
(Unaudited)
2020	$26,768
Thereafter	—
Less: imputed interest	(248)
Total lease liability	$26,520

Current lease liability	$26,520
Non-current lease liability	—
Total lease liability	$26,520

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 9 - Convertible notes payables

As of Aug 31, 2019, all the due convertible notes have been converted into $0.0001 par value Common Stock. 242,000 shares at $1.00 per share and 66,000 shares at $2.50 per share.

Note 10 - Note payable

A Note Payable having a Face Value of $66,000 at Aug 31, 2019 and accruing interest at 0% is due May 21, 2021.

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

 The Company issued approximately 758,200 shares of common stock for the six months ended Aug 31, 2019 for cash of $1,264,955, including 200,000 shares of common stock to consultants.

Note 12 - Common Stock Subscribed

The Company has received $150,000 from the subscription of common stock during the year ended February 28, 2018. As of February 28, 2019, the Company issued all of the shares of the subscribed common stock to assigned investors.

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 13 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the six months ended Aug 31,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(1,779,175)	$(498,752)
Denominator
Weighted average number of common shares outstanding —basic	25,807,953	17,637,710
Weighted average number of common shares outstanding —diluted	25,383,752	17,785,710
Loss per common share — basic	$(0.07)	$(0.03)
Loss per common share — diluted	$(0.07)	$(0.03)

Note 14 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended Aug 31, 2019 and 2018.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended Aug 31, 2019 and 2018.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Management, JiuGe Technology and Beijing XunLian did not generate taxable income in the People’s Republic of China for the six months ended Aug 31, 2019.

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended Aug 31, 2019 and 2018 are as follows:

	For the six months ended Aug 31,
	2019	2018
	(Unaudited)	(Unaudited)

U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At Aug 31, 2019 and February 28, 2019, the Company has a deferred tax asset of $444,794 and $236,331, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At Aug 31, 2019 and February 28, 2019, the valuation allowance was $444,794 and $236,331, respectively.

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)

Deferred tax asset from operating losses carry-forwards	$444,794	$236,331
Valuation allowance	(444,794)	(236,331)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.

Six Months ended Aug 31, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 15 - Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Director of JiuGe Technology.

b)	The Company had the following related party balances at Aug 31, 2019 and February 28, 2019:

	Aug 31, 2019	Feb 28, 2019
	(Unaudited)
Due to related parties:
Ms. Li Li	$(1,711,896)	$(1,685,428)

Note 16 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 17 - Subsequent Events

The Company has evaluated all transactions from Aug 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted, no significant subsequent event that needs to be disclosed, other than as set forth below.

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	international, national and local general economic and market conditions;
•	demographic changes;
•	the ability of the Company to sustain, manage or forecast its growth;
•	the ability of the Company to manage its VIE contracts;
•	the ability of the Company to maintain its relationships and licenses in China;
•	adverse publicity;
•	competition and changes in the Chinese telecommunications market;
•	fluctuations and difficulty in forecasting operating results;
•	business disruptions, such as technological failures and/or cybersecurity breaches;
•	and the other factors discussed below in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2019 and in other filings we make with the Securities and Exchange Commission.

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

General

FingerMotion Inc. (the “Company,” “we,” “us,” “our” or “FingerMotion”) is a US fintech company incorporated in Delaware, USA, with its corporate offices in New York, NY. We operate three principal lines of business, a mobile payment platform, a portal management division, and a mass SMS text message service. We operated our video game platform through Finger Motion Company Limited, a Hong Kong corporation (“FMCL”), which became an indirect, wholly owned subsidiary of the Company on July 13, 2017 pursuant to a share exchange agreement entered into among the Company, FMCL and FMCL’s former shareholders.

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

As previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China Unicom’s Yunnan subsidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the services it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement for portal management expires three years from the date of its signature, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

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

Results of Operations

Six Months Ended Aug 31, 2019 Compared to Six Months Ended Aug 31, 2018

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Three Months Ended			Six Months Ended
	August 31, 2019	August 31, 2018	Change (%)	August 31, 2019	August 31, 2018	Change (%)
Gaming	$—	$76,287	(100%)	$—	$259,417	(100%)
Mobile Recharge	$742,102	$—	100%	$1,493,044	$—	100%
SMS*	$1,297,375	$—	100%	$1,479,701	$—	100%
Total Revenue	$2,039,477	$76,287	2573%	$2,972,745	$259,417	1046%

* Reflects results from March 7, 2019 through Aug 31, 2019.

We recorded $2,039,477 in revenue for the quarter ended Aug 31, 2019, an increase of $1,963,190 or 2,573%, compared to the quarter ended Aug 31, 2018. This increase resulted from an increase in revenue of $742,102 and $1,279,375 from our mobile recharge business and SMS business, offset in part by a decrease of $76,287 from our gaming business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

Cost of Revenue

The following table sets forth the Company’s costs of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Cost of Revenue – Gaming
Royalties	$—	$22,421	$—	$68,239
Channel Costs	$—	$21,401	$—	$75,955
Internet Data Center Costs	$—	$6,173	$—	$55,316
Other	$—	$1,551	$—	$4,543
Cost of Revenue – Mobile Recharge	$658,030	$—	$1,331,146	$—
Cost of Revenue - SMS	$1,174,718	$—	$1,353,245	$—
Total Cost of Revenue	$1,832,748	$51,546	$2,684,390	$204,053

We recorded $1,832,748 in costs of revenue for the quarter ended Aug 31, 2019, an increase of $1,781202 or 3,456%, compared to the quarter ended Aug 31, 2018. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the quarter ended Aug 31, 2019 was $206,729, an increase of $181,988 or 736%, compared to the quarter ended Aug 31, 2018. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded $22,345 in amortization and depreciation of which $2,779 was for fixed assets and $19,566 was for right-of-use assets for the quarter ended Aug 31, 2019, a decrease of $63,246 or 283%, compared to the quarter ended Aug 31, 2018. This decrease resulted as a portion of our intangible assets have been fully amortized.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Accounting	$15,457	$15,000	$101,149	$23,200
Advertising	$—	$9,103	$—	$62,390
Contract Labor	$—	$75,000	$—	$197,260
Consulting	$166,017	$74,480	$422,628	$150,310
Consulting (non-cash)	$255,744	$—	$661,488	$—
Entertainment	$80,012	$91	$132,589	$347
Salaries and Wages	$304,874	$—	$476,959	$—
Travel	$58,036	$0	$119,615	$2,359
Others	$87,367	$12,503	$141,897	$26,255
Total	$967,507	$186,177	$2,056,325	$462,121

We recorded $967,507 in general and administrative expenses for the quarter ended Aug 31, 2019, an increase of $781,330 or 420%, compared to the quarter ended Aug 31, 2018. A significant portion of the increase, $255,744, resulted from the current period’s value of our share issuances (non-cash). We also incurred fees of $166,017 in consultant and professional fees and $304,874 in staff salaries for the period. The foregoing increases in general and administrative expenses are principally the result of the commencement and building of our mobile recharge business and SMS business.

Operating Expenses

We recorded $978,834 in operating expenses for the quarter ended Aug 31, 2019, an increase of $757,153 or 342%, compared to the quarter ended Aug 31, 2018. The primary explanation for the variance is as stated in the General and Administrative expenses, noted above.

Net Loss

As a result of the foregoing, we recorded $766,549 in net loss of revenue for the quarter ended Aug 31, 2019, an increase in net loss of $560,081 or 271%, compared to the quarter ended Aug 31, 2018.

Liquidity and Capital Resources

At Aug 31, 2019, we had cash and cash equivalents of $553,187 as compared to cash and cash equivalents of $1,337,245 at February 28, 2019. In order for us to continue to operate our mobile recharge business, we must deposit funds with our telecommunication company clients from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The significant cash reduction reflected on our balance sheet as of Aug 31, 2019, when compared to the period ended February 28, 2019, is the result of our making large deposits with our telecommunications company clients. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders.

We currently do not have any financing arrangements in place. We did, however, raise $966,473 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933 during the quarter ended Aug 31, 2019.

The following table provides a summary of cash flows for the periods presented:

	Three Months Ended		Six Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Net cash used in operating activities	$415,796	$(133,330)	$(1,723,711)	$(630,374)
Net cash used in investing activities	$(5,065)	$—	$(11,253)	$—
Net cash provided by financing activities	$8,756	$142,499	$966,473	$638,500
Effect of exchange rates on cash & cash equivalents	$(17,922)	$—	$(15,567)	$—
Net decrease in cash and cash equivalents	$401,565	$9,169	$(784,058)	$8,126

Operating

Cash flows provided by operating activities decreased $1,093,337 in the six months ended Aug 31, 2019 compared to the six months ended Aug 31, 2018, primarily due to the deposit made with our telecommunication company clients in connection with our mobile recharge business, as noted above, which aggregated to $1,121,680.

Investing

Cash flows provided by investing activities decreased $11,253 in the six months ended Aug 31, 2019 compared to the six months ended Aug 31, 2018, primarily due to a purchase of equipment.

Financing

Cash flows provided by financing activities increased $327,973 in the six months ended Aug 31, 2019 compared to the six months ended Aug 31, 2018, primarily due to proceeds from issuance of shares of $1,336,473 and execution of convertible notes of $370,000 during the fiscal quarter ended Aug 31, 2019.

Off-Balance Sheet Arrangements

The Company does not currently have and has not had during the fiscal quarter ended Aug 31, 2019, any off-balance sheet assets, liabilities or arrangements.

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

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2019, management concluded that material weaknesses existed in our internal control over financial reporting. Specifically, we determined that:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company.
•	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.
•	Certain control procedures were unable to be verified due to performance not being sufficiently documented.

In order to remediate the documented material weaknesses, management has begun implementing the following corrective measures:

•	management has drafted a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and
•	management has also drafted a revised Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for the control procedures.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

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

Item 3.	Defaults Upon Senior Securities

There were no defaults on any indebtedness.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) Not applicable.

(b) During the quarter ended August 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-196503) filed May 8, 2014
3.2	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 27, 2018
3.3	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-196503) filed March 14, 2014
10.1	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch	Incorporated by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed August 9, 2019
31	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at August 31, 2019 and 2018; (ii) the Consolidated Statements of Operations and Comprehensive Income for the quarters ended August 31, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the quarters ended August 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the quarters ended August 31, 2019 and 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

FINGERMOTION, INC.

Date: October 15, 2019

By: /s/Martin Shen

Martin Shen, Chief Executive Officer and Chief Financial Officer

(principal financial officer)