Form 10-Q
period 2019-11-30
FingerMotion, Inc.
filed 2020-01-21
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019

or

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

The registrant had 25,847,953 shares of common stock outstanding as of January 21, 2020.

Fingermotion, Inc.

Form 10-Q for the Quarter ended November 30, 2019

 -i-

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Balance Sheets

	Nov 30,	February 28,
	2019	2019

ASSETS

Current Assets

Cash and cash equivalents	$643,346	$1,337,245
Accounts receivable	1,955,450	493,808
Equipment (net of $7,519 and $2,844 depreciation)	22,222	10,606
Licenses	—	—
Prepayment and deposit	3,391,960	2,570,724
Other receivables	384,750	25,309
Right-of-use asset	16,305	—

TOTAL ASSETS	$6,414,033	$4,437,692

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$2,581,606	$1,239,280
Accrual and other payables	2,104,784	296,007
Due to related parties	1,205,789	1,880,373
Convertible notes payable	—	370,000
Note payable	66,000	66,000
Lease liability	16,627	—

TOTAL LIABILITIES	5,974,806	3,851,660

SHAREHOLDERS' EQUITY

Preferred stock, par value $.0001 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized
200,000,000 shares; issued and outstanding 25,847,953 shares and 24,763,753 issued and outstanding at Nov 30, 2019
and February 28, 2019 respectively	2,585	2,476

Common stock subscribed	—	—

Additional paid-in capital	7,521,587	5,414,897

Accumulated deficit	(7,098,730)	(4,822,389)

Accumulated other comprehensive income	13,785	(8,952)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	439,227	586,032

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,414,033	$4,437,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Nov 30,	Nov 30,	Nov 30,	Nov 30,
	2019	2018	2019	2018

Revenue	$2,692,734	$524,425	$5,665,479	$783,842
Cost of revenue	(2,255,274)	(435,444)	(4,939,664)	(639,497)

Gross profit (loss)	437,460	88,981	725,815	144,345

Amortization & depreciation	(11,855)	(87)	(34,200)	(85,678)
General & administrative expenses	(990,375)	(130,732)	(3,046,700)	(592,853)

Total operating expenses	(1,002,230)	(130,819)	(3,080,900)	(678,531)

Net loss from operations	(564,770)	(41,838)	(2,355,085)	(534,186)

Other income (expense):
Interest income	334	—	1,106	—
Interest expense	(145)	(9,353)	(4,798)	(23,207)
Exchange rate gain (loss)	91	14,282	(1,640)	6,832
Written off of goodwill	—	(386,614)	(8,838)	(386,614)
Other income	67,797	853	93,387	853
Total other income (expense)	68,077	(380,832)	79,217	(402,136)

Net Loss	$(496,693)	$(422,670)	$(2,275,868)	$(936,322)

Other comprehensive income:
Foreign currency translation adjustments	18,003	32,117	22,737	32,117
Comprehensive loss	$(478,690)	$(390,553)	$(2,253,131)	$(904,205)

Loss Per Share - Basic	$(0.02)	$(0.02)	$(0.09)	$(0.05)
Loss Per Share - Diluted	$(0.02)	$(0.02)	$(0.09)	$(0.05)
Wgt Ave Common Shares Outstanding - Basic	25,847,953	18,032,489	25,847,953	17,723,371
Wgt Ave Common Shares Outstanding - Diluted	25,834,766	18,032,489	25,532,997	17,723,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Shareholders' Equity

			Capital Paid			Accumulated
			in Excess	Shares to		Other
	Common Stock		of Par	be	Deficit	Comprehensive
	Shares	Amount	Value	Issued	Accumulated	Income	Total
Balance at March 1, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)	$—	$(102,641)

Common stock issued for cash	7,331,000	733	3,759,767	—	—	—	3,760,500
Stock subscribed	—	—	—	(150,000)	—	—	(150,000)
Accumulated other comprehensive income	—	—	—	—	—	(8,952)	(8,952)
Net (Loss)	—	—	—	—	(2,912,875)	—	(2,912,875)

Balance at February 28, 2019	24,763,753	$2,476	$5,414,897	$—	$(4,822,389)	$(8,952)	$586,032

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	(485)	—	(485)
Common stock issued for cash	507,200	51	1,137,404	—	—	—	1,137,455
Common stock issued for professional service	100,000	10	234,834	—	—	—	234,844
Stock subscribed	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	12,726	12,726
Net (Loss)	—	—	—	—	(1,012,626)	—	(1,012,626)

Balance at May 31, 2019	25,370,953	2,537	6,787,135	—	(5,835,500)	3,774	957,946

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	12	—	12
Common stock issued for cash	51,000	5	127,495	—	—	—	127,500
Common stock issued for professional service	100,000	10	99,990	—	—	—	100,000
Execution of convertible notes	286,000	29	406,971	—	—	—	407,000
Stock subscribed	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	(7,992)	(7,992)
Net (Loss)	—	—	—	—	(766,549)	—	(766,549)

Balance at August 31, 2019	25,807,953	2,581	7,421,591	—	(6,602,037)	(4,218)	817,917

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	1	—	1
Common stock issued for cash	40,000	4	99,996	—	—	—	100,000
Common stock issued for professional service	—	—	—	—	—	—	—
Execution of convertible notes	—	—	—	—	—	—	—
Stock subscribed	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	18,003	18,003
Net (Loss)	—	—	—	—	(496,694)	—	(496,694)

Balance at November 30, 2019	25,847,953	2,585	7,521,587	—	(7,098,730)	13,785	439,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended	Nine Months Ended
	Nov 30,	Nov 30,
	2019	2018

Net (loss)	$(2,275,868)	$(936,322)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Share based compensation expenses	817,232	—
Amortization and depreciation	34,200	87,052
Written off of goodwill	8,838	—
Forgiveness of debt	—	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,461,642)	(311,523)
(Increase) decrease in prepayment and deposit	(821,236)	(2,550,537)
(Increase) decrease in other receivable	(359,441)	(53,132)
(Increase) decrease in right-of-use asset	(16,305)	—
Increase (decrease) in accounts payable	1,342,326	2,549,785
Increase (decrease) in accrual and other payables	1,808,777	—
Increase (decrease) in due to related parties	(674,584)	—
Increase (decrease) in due to lease liability	16,627	—

Cash used in operating activities	(1,581,076)	(1,214,677)

Cash flows from investing activities
Purchase of equipment	(16,291)	(11,298)
(Increase) in licenses	—	—

Net cash provided by investing activities	(16,291)	(11,298)

Cash flows from financing activities

Notes payable	(370,000)	386,000
Proceeds from issuance of shares	1,280,729	—
Common stock issued in reverse merger	—	—
Common stock issued for cash	—	1,482,500

Net cash provided by financing activities	910,729	1,868,500

Effect of exchange rates on cash and cash equivalents	(7,261)	32,117

Net change in cash	(693,899)	674,642

Cash at beginning of period	1,337,245	10,551

Cash at end of period	$643,346	$685,193

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

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

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

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

The following assets and liabilities of the VIE & VIE Subsidiary are included in the accompanying consolidated financial statements of the Company as of November 30, 2019 and February 28, 2019:

Assets and liabilities of the VIE

	November 30, 2019	February 28, 2019
	(Unaudited)
Current assets	$2,145,543	$2,674,890
Non-current assets	—	—
Total assets	$2,145,543	$2,674,890

Current liabilities	$2,779,130	$3,023,805
Non-current liabilities	—	—
Total liabilities	$2,779,130	$3,023,805

Assets and liabilities of the VIE Subsidiary

	November 30, 2019	February 28, 2019
	(Unaudited)
Current assets	$2,267,562	$—
Non-current assets	—	—
Total assets	$2,267,562	$—

Current liabilities	$1,917,651	$—
Non-current liabilities	—	—
Total liabilities	$1,917,651	$—

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE

For the Nine Months Ended November 30, 2019
(Unaudited)
Revenue	$1,754,793
Cost of Revenue	(1,513,799)
Gross Profit	$240,994

Amortization and Depreciation	(33,384)
General and Administrative Expenses	(955,240)
Total Operating Expenses	$(988,624)

Net Loss from Operations	$(747,630)

Interest Income	894
Other Income	441,840
Interest Expense	(616)
Total Other Income	$442,118
Net Loss	$(305,512)

Operating Result of VIE Subsidiary

Results from March 7, 2019 through November 30, 2019

For the Nine Months Ended November 30, 2019
(Unaudited)
Revenue	$3,910,686
Cost of Revenue	(3,425,864)
Gross Profit	$484,822

Amortization and Depreciation	—
General and Administrative Expenses	(130,852)
Total Operating Expenses	$(130,852)

Net Profit from Operations	$353,970

Interest Income	182
Other Income	9,842
Interest Expense	—
Total Other Income	$10,024
Net Profit	$363,994

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

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

Certain Risks and Uncertainties

The Company relies on cloud-based hosting through a globally accredited hosting provider. Management believes that alternate sources are available; however, disruption or terminat ion of this relationship could adversely affect our operating results in the near-term.

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

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to seven years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with FASB Accounting Standard Codification (“ASC”) Topic 360-45.

Earnings Per Share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

Under ASC 260, “Earnings Per Share” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive.

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

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,098,730 and $4,822,389 as at November 30, 2019 and February 28, 2019 respectively, and had a net loss of $2,275,868 and $936,322 for the nine months ended November 30, 2019 and 2018, respectively.

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

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statement

Note 4 - Revenue

We recorded $5,665,479 and $783,842 in revenue, respectively, for the nine months ended November 30, 2019 and 2018. The increase of $4,881,637 resulted from the consolidation of the VIE entities & its subsidiary and the new business model.

	For the Nine Months Ended November 30,
	2019	2018
	(Unaudited)	(Unaudited)

Gaming	$—	$314,157
Mobile Recharge	1,754,793	469,685
SMS	3,910,686	—
	$5,665,479	$783,842

Note 5 – Equipment

At November 30, 2019 and February 28, 2019, the company has the following amounts related to tangible assets:

	November 30, 2019	February 28, 2019
	(Unaudited)

Equipment	$29,741	$13,450
Less: accumulated depreciation	(7,519)	(2,844)
Net equipment	$22,222	$10,606

No significant residual value is estimated for the equipment. Depreciation expense for the nine months ended November 30, 2019 and 2018 totaled $4,851 and $261, respectively.

Note 6 – Intangible Assets

At November 30, 2019 and February 28, 2019, the company has the following amounts related to intangible assets:

	November 30, 2019	February 28, 2019
	(Unaudited)

Licenses	$200,000	$200,000
Less: accumulated amortization	(200,000)	(200,000)
Net intangible assets	$-0-	$-0-

No significant residual value is estimated for these intangible assets. The remaining amortization period of the Company’s amortizable intangible assets have been totally amortized as of February 28, 2019.

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 7 – Prepaid expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom and China Mobile for Mobile Recharge and China Mobile for SMS.

	November 30, 2019	February 28, 2019
	(Unaudited)

Deposit Paid / Prepayment	$2,551,050	$44,570,540
Deposit received	(1,810,660)	(43,237,936)
Net Prepaid expenses for Mobile recharge	$740,390	$1,332,604
Other deposit	2,037,876	1,238,120
Prepayment and deposit	$2,778,266	$2,570,724

	November 30, 2019	February 28, 2019
	(Unaudited)

Deposit Paid / Prepayment	$613,694	$—
Deposit received		—
Net Prepaid expenses for SMS	$613,694	$—
Other deposit	—	—
Prepayment and deposit	$613,694	$—

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Upon adoption of ASC Topic 842, Leases (Topic 842), based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded net right-of-use assets of $78,263 and lease liability of $78,263 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of November 30, 2019, total right-of-use assets and operating lease liabilities were $16,305 and $16,627 respectively.

Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2019.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

November 30, 2019
(Unaudited)

Right-of-use assets in exchange for operating lease obligations	$78,263
Less: accumulated depreciation	(61,958)
Right-of-use assets, net	16,305

Lease liability	16,627
Weighted-average remaining lease term	2 years
Weighted-average discount rate	2.48%

Due in 12 months period ended November 30,
November 30, 2019
(Unaudited)

2020	$16,730
Thereafter	—
Less: imputed interest	(103)
Total lease liability	$16,627

Current lease liability	$16,627
Non-current lease liability	—
Total lease liability	$16,627

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 9 - Convertible notes payables

As of November 30, 2019, all the due convertible notes have been converted into $0.0001 par value Common Stock. 242,000 shares at $1.00 per share and 66,000 shares at $2.50 per share.

Note 10 - Note payable

A Note Payable having a Face Value of $66,000 at November 30, 2019 and accruing interest at 0% is due May 21, 2021.

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

 The Company issued approximately 798,200 shares of common stock for the nine months ended November 30, 2019 for cash of $1,364,955, including 200,000 shares of common stock to consultants.

Note 12 - Common Stock Subscribed

The Company received $150,000 from the subscription of common stock during the year ended February 28, 2018. As of February 28, 2019, the Company issued all of the shares of the subscribed common stock to assigned investors.

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 13 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the nine months ended November 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator - basic and diluted
Net Loss	$(2,275,868)	$(936,322)
Denominator
Weighted average number of common shares outstanding—basic	25,847,953	17,723,371
Weighted average number of common shares outstanding—diluted	25,532,997	17,723,371
Loss per common share — basic	$(0.09)	$(0.05)
Loss per common share — diluted	$(0.09)	$(0.05)

Note 14 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2019 and 2018.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2019 and 2018.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Management, JiuGe Technology and Beijing XunLian did not generate taxable income in the People’s Republic of China for the nine months ended November 30, 2019.

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 14 - Income Taxes (continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2019 and 2018 are as follows:

	For the nine months ended November 30,
	2019	2018
	(Unaudited)	(Unaudited)

U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At November 30, 2019 and February 28, 2019, the Company has a deferred tax asset of $568,967 and $236,331, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At November 30, 2019 and February 28, 2019, the valuation allowance was $568,967 and $236,331, respectively.

	November 30, 2019	February 28, 2019
	(Unaudited)

Deferred tax asset from operating losses carry-forwards	$568,967	$236,331
Valuation allowance	(568,967)	(236,331)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.

Nine Months ended November 30, 2019 and 2018

Notes to the Condensed Consolidated Financial Statements

Note 15 -	Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Director of JiuGe Technology.

b)	The Company had the following related party balances at November 30, 2019 and February 28, 2019:

	November 30, 2019	February 28, 2019
	(Unaudited)
Due to related parties:
Ms. Li Li	$(1,205,789)	$(1,685,428)

Note 16 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 17 - Subsequent Events

The Company has evaluated all transactions from November 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event requiring disclosure.

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

General

FingerMotion Inc. (the “Company,” “we,” “us,” “our” or “FingerMotion”) is a US fintech company incorporated in Delaware, USA, with its corporate offices in New York, NY. We operate three principal lines of business, a video game division, a mobile payment platform and a mass SMS text message service. We operate our video game platform through Finger Motion Company Limited, a Hong Kong corporation (“FMCL”), which became an indirect, wholly owned subsidiary of the Company on July 13, 2017 pursuant to that certain Share Exchange Agreement entered into among the Company, FMCL and FMCL’s former shareholders.

The video game industry covers multiple sectors and is currently experiencing a move away from physical games and towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. Video game publishers are expanding their direct-to-consumer channels, with mobile gaming the current growth leader and eSports and virtual reality gaining momentum as the next big sectors. This industry is FMCL’s business focus.

In June 2018, FMCL temporarily paused its publishing and operating plans for existing games and other projects. The Company’s board of directors decided to re-focus the Company’s resources on new business opportunities in China, particularly in the field of mobile data.

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

In first half of 2018, JiuGe Technology secured contracts with China United Network Communications Group Co., Ltd. (“China Unicom”) and China Mobile Communications Corporation (“China Mobile”) to distribute mobile data for businesses and corporations in nine provinces and/or municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. The JiuGe Technology mobile payment and recharge platform enables the seamless delivery of real-time payment and recharge services to third-party channels and businesses. We earn a rebate from each telecommunications company on the funds paid by consumers to the telecommunications companies we process. To encourage consumers to utilize our portal instead of using our competitors’ platforms or paying China Unicom or China Mobile directly, we offer mobile data and talk time at a rate discounted from these companies’ stated rates, which are also the rates we must pay to them to purchase the mobile data and talk time provided to consumers through the use of our platform. Accordingly, we earn income on the rebates we receive from China Unicom and China Mobile, reduced by the amounts by which we discount the mobile data and talk time sold through our platform.

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

Results of Operations

Nine Months Ended November 30, 2019 Compared to Nine Months Ended November 30, 2018

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Nine Months Ended
	November 30, 2019	November 30, 2018	Change (%)
Gaming	—	$314,157	(100%)
Mobile Recharge	$1,754,793	$469,685	73%
SMS*	$3,910,686	—	100%
Total Revenue	$5,665,479	$783,842	86%

* Reflects results from March 7, 2019 through November 30, 2019.

We recorded $5,665,479 in revenue for the quarter ended November 30, 2019, an increase of $4,881,637 or 86%, compared to the quarter ended November 30, 2018. This increase resulted from an increase in revenue of $1,285,108 and $3,910,686 from our mobile recharge business and SMS business, offset in part by a decrease of $314,157 from our gaming business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

Cost of Revenue

The following table sets forth the Company’s costs of revenue for the periods indicated:

	Nine Months Ended
	November 30, 2019	November 30, 2018
Cost of Revenue – Gaming
Royalties	—	$85,809
Channel Costs	—	$92,180
Internet Data Center Costs	—	$35,689
Other	—	$5,642
Cost of Revenue – Mobile Recharge	$1,513,799	$420,177
Cost of Revenue - SMS	$3,425,865	$—
Total Cost of Revenue	$4,939,664	$639,497

We recorded $4,939,664 in costs of revenue for the quarter ended November 30, 2019, an increase of $4,300,167 or 87%, compared to the quarter ended November 30, 2018. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the quarter ended November 30, 2019 was $725,815, an increase of $581,470 or 80%, compared to the quarter ended November 30, 2018. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded $34,200 in amortization and depreciation, of which $4,851 was for fixed assets and $29,349 was for right-of-use assets, for the quarter ended November 30, 2019, a decrease of $51,478 or 151%, compared to the quarter ended November 30, 2018. This decrease resulted as a portion of our intangible assets have been fully amortized.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Nine Months Ended
	November 30, 2019	November 30, 2018
Accounting	$115,368	$31,200
Advertising	$—	$51,274
Contract Labor	$—	$201,460
Consulting	$702,951	$231,791
Consulting (non-cash)	$817,232	$—
Entertainment	$193,516	$648
Legal	$—	$15,841
Salaries and Wages	$832,366	$—
Travel	$187,956	$6,228
Others	$197,311	$54,411
Total	$3,046,701	$592,853

We recorded $3,046,701 in general and administrative expenses for the quarter ended November 30, 2019, an increase of $2,453,848 or 81%, compared to the quarter ended November 30, 2018. A significant portion of the increase, $817,232, resulted from the current period’s value of our non-cash share issuances. We also incurred fees of $702,951 in consulting and professional fees and $832,366 in increased staff salaries for the period. The foregoing increases in general and administrative expenses are principally the result of the commencement and building of our mobile recharge and SMS businesses.

Operating Expenses

We recorded $3,080,900 in operating expenses for the quarter ended November 30, 2019, an increase of $2,402,369 or 78%, compared to the quarter ended November 30, 2018. The primary explanation for the variance is as stated in the General and Administrative expenses, noted above.

Net Loss

As a result of the foregoing, we recorded $2,275,868 in net loss of revenue for the quarter ended November 30, 2019, an increase in net loss of $1,339,546 or 59%, compared to the quarter ended November 30, 2018.

Liquidity and Capital Resources

At November 30, 2019, we had cash and cash equivalents of $643,346 as compared to cash and cash equivalents of $1,337,245 at February 28, 2019. In order for us to continue to operate our mobile recharge business, we must deposit funds with our telecommunication company clients from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The significant cash reduction reflected on our balance sheet as of November 30, 2019, when compared to the period ended February 28, 2019, is the result of our making large deposits with our telecommunications company clients. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders.

We currently do not have any financing arrangements in place. We did, however, raise $910,729 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933 during the nine months ended November 30, 2019.

The following table provides a summary of cash flows for the periods presented:

	Nine Months Ended
	November 30, 2019	November 30, 2018
Net cash used in operating activities	$(1,581,076)	$(1,214,677)
Net cash used in investing activities	$(16,291)	(11,298)
Net cash provided by financing activities	$910,729	$1,868,500
Effect of exchange rates on cash & cash equivalents	$(7,261)	$32,117
Net decrease in cash and cash equivalents	$(693,899)	$674,642

Operating

Cash flows provided by operating activities decreased $366,399 in the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018, primarily due to the deposit made with our telecommunication company clients in connection with our mobile recharge business.

Investing

Cash flows provided by investing activities decreased $4,993 in the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018, primarily due to a purchase of equipment.

Financing

Cash flows provided by financing activities decreased $957,771 in the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018.

Off-Balance Sheet Arrangements

The Company does not currently have and has not had during the fiscal quarter ended November 30, 2019, any off-balance sheet assets, liabilities or arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures.

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of November 30, 2019, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2019, our disclosure controls and procedures were not completely effective as of November 30, 2019. Management has continued to monitor the implementation of the remediation plan described below.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2019, management concluded that material weaknesses existed in our internal control over financial reporting. Specifically, we determined that:

•	We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company.

•	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

•	Certain control procedures were unable to be verified due to performance not being sufficiently documented.

In order to remediate the documented material weaknesses, management has begun implementing the following corrective measures:

•	·	management has drafted and continues to revise a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and

•	·	management has also drafted a revised Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for the control procedures.

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

Changes in Internal Control over Financial Reporting

Other than the implementation of the remediation efforts set forth above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended November 30, 2019, the Company issued an aggregate of 40,000 shares of the Company’s common stock to several individuals for a total purchase price of $100,000 or $2.50 per share. The issuance of the foregoing securities is not subject to the registration requirements of the Securities Act, pursuant to Regulation S. No directed selling efforts were made in the United States, the investors were not U.S. persons, and the investors represented that they understood that the securities would not be registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There were no defaults on any indebtedness.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) Not applicable.

(b) During the quarter ended November 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-196503) filed May 8, 2014
3.2	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 27, 2018
3.3	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-196503) filed March 14, 2014
10.1	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch	Incorporated by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed August 9, 2019
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2019 and 2018; (ii) the Consolidated Statements of Operations and Comprehensive Income for the quarters ended November 30, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the quarters ended November 30, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the quarters ended November 30, 2019 and 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

FINGERMOTION, INC.

Date: January 21, 2020

By: /s/ Martin Shen

Martin Shen, Chief Executive Officer and Chief Financial Officer

(principal financial officer)