Form 10-K
period 2020-02-29
FingerMotion, Inc.
filed 2020-07-13
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 29, 2020

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 000-55477

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1460 Broadway

New York, New York 10036

(Address of principal executive offices)

Registrant’s telephone number, including area code (347) 349-5339

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of class)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.58 on August 30, 2019) was approximately $33,508,919.

The registrant had 33,892,953 common shares outstanding as of July 8, 2020.

REFERENCES

As used in this Annual Report on Form 10-K (the “Annual Report”): (i) the terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	international, national and local general economic and market conditions;

●	demographic changes;

●	natural phenomena (including the current COVID-19 pandemic);

●	the ability of the Company to sustain, manage or forecast its growth;

●	the ability of the Company to manage its VIE contracts;

●	the ability of the Company to maintain its relationships and licenses in China;

●	adverse publicity;

●	competition and changes in the Chinese telecommunications market;

●	fluctuations and difficulty in forecasting operating results;

●	business disruptions, such as technological failures and/or cybersecurity breaches;

●	future decision by management in response to changing conditions;

●	our ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	our ability to raise sufficient funds to carry out our proposed business plan;

●	actions by government authorities, including changes in government regulation;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	inability to reduce and adequately control operating costs;

●	failure to manage future growth effectively; and

●	and the other factors discussed below in Item 1A. “Risk Factors,” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we make with the SEC.

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Forward-looking statements might not prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. We wish to advise you that these cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our company or persons acting on our company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws. You should carefully review the cautionary statements and risk factors contained in this Annual Report and other documents that we may file from time to time with the SEC.

PART I

ITEM 1. BUSINESS

Company Overview

FingerMotion is a US fintech company incorporated in Delaware, USA, with its corporate office located at in New York, NY. FingerMotion previously operated as a mobile video gaming platform business and as the Company attempted to increase its market share, it discovered new opportunities in the Peoples’ Republic of China (“China” or the “PRC”) requiring only slight modifications to the existing infrastructure.

FingerMotion ventured into the telecommunications industry by offering mobile payment and recharge services in the China market, beginning in September 2018. Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these e-marketers’ websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019, FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering mobile payment and recharge services directly to subscribers or customers of the e-commerce companies, PinDuoDuo (“PDD”) and TMall (“TMALL”). FingerMotion is planning to further expand its recharge platform by setting up B2C stores on several other major e-commerce platforms in China.

We believe FingerMotion’s ability to offer reliable and efficient mobile payment and recharge services, while providing a high level of customer service, will help solidify the industry’s reliance on the FingerMotion brand.

For scale, China’s top-up market’s gross transaction volume (“GTV”) is estimated at US$153 billion in 2019 and is expected to increase to US$165 billion by 2024 (source: https://telecomstechnews.com/news/2019/nov/21/total-mobile-service-revenue-china-hit-165bn-end-2024-reveals-globaldata/). FingerMotion’s GTV for the fiscal year ended February 29, 2020 was US$483,820,491. FingerMotion’s GTV for the month of February 2020 was US$12,465,506. This translated into revenues for FingerMotion of US$1,822,081 (for the mobile payment and recharge platform business) for the fiscal year ended February 29, 2020 and revenues of US$130,868 for February 2020 alone.

For the Company to continue to grow, the deposit with the telecommunications companies (prepayments paid to the telecom companies for credits) needs to increase, as the GTV processed by the Company is dependent on the size of the deposit residing with each telecom. And since the telecom companies, China Unicom and China Mobile, are AAA-rated and monitored by the government, FingerMotion retains comfort in its deposits by dealing with financially strong and reputable partners.

FingerMotion has initiated other revenue streams that are less capital-intensive but could provide greater profits albeit at lower volumes. FingerMotion’s relationship with the telecom companies allows it to acquire bulk SMS bundles at reduced prices, which it can pass along to various clientele. The Company has recently secured the SMS contracts for several enterprise clients including premium car manufacturers, hotel chains and e-commerce companies.

Corporate Information

The Company was initially incorporated as Property Management Corporation of America on January 23, 2014 in the State of Delaware.

On June 21, 2017, the Company amended its certificate of incorporation to effect a 1-for-4 reverse stock split of the Company’s outstanding common stock, to increase the authorized shares of common stock to 200,000,000 shares and to change the name of the Company from “Property Management Corporation of America” to “FingerMotion, Inc.” (the “Corporate Actions”). The Corporate Actions and the amended certificate of incorporation became effective on June 21, 2017.

Effective July 13, 2017, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited, a Hong Kong corporation (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. On the closing date of the Share Exchange Agreement, the Company issued approximately 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and 2,562,500 additional shares to accredited investors, which was a concurrent financing but not a condition of closing the Share Exchange Agreement.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest
Finger Motion Company Limited(1)	Hong Kong	100%
Finger Motion (CN) Global Limited(2)	Samoa	100%
Finger Motion (CN) Limited(3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	99%

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd. is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd. is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Ttechnology Co., Ltd.

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

FMCL secured a strategic alliance with Games Development Studio in China to design and develop games for the Company. To date, we have three games licenses and the licenses cover worldwide distribution rights (except China). The two current game genres are action role playing games and the other is a simulated life game.

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

In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in 9 provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia.

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

In October 2018, China Unicom and China Mobile awarded JiuGe Technology with contracts that established partnerships for data analysis, that could unlock potential value-added services.

On July 7, 2019, JiuGe Technology entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China United Network Communications Limited Yunnan Branch (“China Unicom Yunnan”). Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom Yunnan’s electronic sales platform through which consumers can purchase various goods and services from China Unicom Yunnan, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom Yunnan’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the services it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom Yunnan on the platform.

The Cooperation Agreement expires three years from the date of its signature, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom Yunnan unilaterally. The Cooperation Agreement contains customary representations from each party regarding such party’s authority to enter into and perform under the Cooperation Agreement, and provides customary events of default, including for various types of failure to perform. Any disputes arising between the parties under the Cooperation Agreement will be adjudicated in Chinese courts.

This description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Cooperation Agreement, which is attached hereto as Exhibit 10.7 and is incorporated herein by this reference.

Competition

Our industry is highly competitive, rapidly changing, highly innovative and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, have a dominant and secure position or offer other products and services to consumers and merchants that we do not offer. We believe we are in an advantageous position compared to many of our competitors or potential competitors because we have been granted an exclusive license to act as an authorized processor of payments in China for China Unicom and China Mobile.

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

Because we have been awarded a contract to process payments for China Unicom and China Mobile and, are therefore, able to offer services directly to market with value added services, we believe the Company is in an advantageous position as compared to its competition. We look to take advantage of the position that we have been afforded.

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

Payments Regulation. Various laws and regulations govern the payments industry in China, where our mobile payment and recharge platform principally operates. Our activities in this regard are, or may be, supervised by one or more financial regulatory authorities, including the People’s Bank of China. Other national or provincial regulatory agencies may have or assert jurisdiction over our activities, including agencies and authorities outside of China, if our platform is utilized by consumers in such jurisdictions. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

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

Data Protection and Information Security. Aspects of our operations or business may be subject to privacy and data protection regulation in China, the U.S. and elsewhere. In the U.S., we are subject to privacy information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program, among other laws, which we do not currently have in place. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection that may contain additional privacy and data protection obligations than exist today. In addition, the interpretation and application of these privacy and data protection laws in China, the U.S. and elsewhere are often uncertain and in a state of flux.

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

Employees

As of February 29, 2020, we had 53 total employees, of whom 25 were full time. We have approximately 50 employees in China, 2 employees in Malaysia and 1 employee in Canada. We believe that we enjoy good relations with our employees.

ITEM 1A. RISK FACTORS

In addition to the information contained in this Annual Report on Form 10-K, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements”.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $3.0 million, $2.9 million and $1.8 million for the years ended February 28, 2020, 2019 and 2018, respectively. As of February 28, 2020, we had an accumulated deficit of $7.8 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

The impact of the novel coronavirus (COVID-19) pandemic on the global economy, our operations and consumer demand for consumer goods and services remains uncertain, which could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common shares.

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our operating subsidiaries and contractually controlled entity report that is operation have not been materially affected at this point, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, on the market price of our common shares, and on consumer demand for consumer services, including those offered by our Company.

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

To grow our business, FingerMotion currently looks to take advantage of the immense mobile phone payment market, gross transaction volume (GTV) is estimated at US$153 billion in 2019 and is expected to increase to US$165 billion by 2024 (source: https://telecomstechnews.com/news/2019/nov/21/total-mobile-service-revenue-china-hit-165bn-end-2024-reveals-globaldata/). For the Company to continue to grow, the deposit with the Telecoms needs to increase, as the GTV we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Securities

Our stock has limited liquidity.

Our common stock trades on the OTCQB operated by OTC Markets Group Inc. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

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

Our Common Shares are categorized as “penny stock”, which may make it more difficult for investors to buy and sell our Common Shares due to suitability requirements.

Our Common Shares are considered “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Shares is significantly less than $5.00 per share. This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The penny stock rules require a broker-dealer buying securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Shares, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Shares, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a shareholder’s ability to buy and sell our Common Shares, which could depress the price of our Common Shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Shares, which may limit your ability to buy and sell our Common Shares, have an adverse effect on the market for our Common Shares, and thereby depress our price per Common Share.

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

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If JiuGe Technology or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing JiuGe Technology to meet its obligations or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

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

Li Li is the CEO and legal representative and is also the shareholder of JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely affected.

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

In October 2005, the Chinese State Administration of Foreign Exchange (“SAFE”), issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1460 Broadway, New York, New York. We do not rent any specific square footage; we have a membership in WeWork (a co-working space) which allows us to conduct conferences and meetings and provides us a US address for receiving mail at a cost of approximately $530 per month. We do not own any real property.

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

There are no matters as of February 29, 2020 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTCQB operated by the OTC Markets Group Inc. under the symbol “FNGR The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 29, 2020	$1.40	$0.51
November 30, 2019	$3.60	$1.06
August 31, 2019	$9.45	$2.21
May 31, 2019	$8.25	$4.50
February 28, 2019	$8.50	$2.00
November 30, 2018	$3.48	$1.98
August 31, 2018	$3.48	$2.75
May 31, 2018	$5.70	$2.02
February 28, 2018	$6.00	$3.00

On July 8, 2020, the last reported sale price of our common stock on the OTCQB was $3.00 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of July 3, 2020, we had 177 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

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

Recent Sales of Unregistered Securities

Year Ended February 29, 2020

On March 15, 2019 and March 21, 2019, we issued an aggregate of 133,200 shares of our common stock at a price of $1.50 per share to two individuals for gross proceeds of $199,800. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On March 15, 2019, we issued 25,000 shares of our common stock at a price of $2.00 per share to one individual for gross proceeds of $50,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On March 15, 2019, we issued an aggregate of 27,000 shares of our common stock at a price of $2.50 per share to two individuals for gross proceeds of $67,500. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

From April 4, 2019 to April 11, 2019, we issued an aggregate of 322,000 shares of our common stock at a price of $2.50 to ten individuals for gross proceeds of $805,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares to the ten individuals as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On April 10, 2019, we issued 100,000 shares of our common stock at a deemed price of $2.50 to one entity pursuant to a consulting arrangement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the entity which was a U.S. person.

On June 25, 2019, we issued 22,000 shares of our common stock at a price of $2.50 per share to one individual pursuant to the conversion of a promissory note in the principal amount of $50,000 plus interest of $5,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On June 30, 2019, we issued 22,000 shares of our common stock at a price of $2.50 per share to one individual pursuant to the conversion of a promissory note in the principal amount of $50,000 plus interest of $5,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On June 30, 2019, we issued 242,000 shares of our common stock at a deemed price of $1.00 per share to one individual pursuant to the conversion of promissory notes in the aggregate principal amount of $220,000 plus interest of $22,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On August 1, 2019, we issued 100,000 shares of our common stock at a deemed price of $1.00 to one entity pursuant to a consulting arrangement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the entity which was a U.S. person.

On August 20, 2019, we issued 51,000 shares of our common stock at a price of $2.50 per share to one individual for gross proceeds of $127,500. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On September 30, 2019, we issued an aggregate of 40,000 shares of our common stock at a price of $2.50 per share to two individuals for gross proceeds of $100,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

Subsequent to the Year Ended February 29, 2020

On May 1, 2020, we issued an aggregate of 7,645,000 shares of our common stock at a deemed price of $0.20 per share to 24 individuals and two entities pursuant to consulting agreements, management agreements and to employees. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals and the entities through offshore transactions which were negotiated and consummated outside of the United States.

On May 8, 2020, we issued an aggregate of 150,000 shares of our common stock at a deemed price of $0.40 per share to three individuals pursuant to a financial advisory services agreement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the individuals who are U.S. persons.

On May 15, 2020, we issued 250,000 shares of our common stock at a deemed price of $0.25 per share to one entity pursuant to a management consulting agreement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the individuals who are U.S. persons.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 29, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended February 29, 2020, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended 29 February 2020	Year Ended 28 February 2019
Revenue	$9,131,294	$1,473,037
Cost of revenue	$(8,165,535)	$(1,130,021)
Gross profit	$965,759	$343,016
Total operating expenses	$(4,031,803)	$(2,907,743)
Net loss attributable to the Company’s shareholders	$(3,004,365)	$(2,912,875)
Comprehensive loss attributable to the Company	$(2,991,480)	$(2,921,827)
Net Loss Per Share attributable to the Company - Basic	$(0.12)	$(0.12)
Net Loss Per Share attributable to the Company - Diluted	$(0.12)	$(0.16)
Weighted Average Number of Common Shares Outstanding (basic)	25,847,953	24,763,753
Weighted Average Number of Common Shares Outstanding (diluted)	25,611,305	18,604,860

BALANCE SHEET DATA	As at 29 February 2020	As at 28 February 2019
Working Capital (Deficiency)	$(294,435)	$586,032
Total Assets	$5,876,778	$4,437,692
Accumulated Deficit	$(7,826,754)	$(4,822,389)
Shareholders’ Equity	$(294,435)	$586,032

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 29, 2020, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 29, 2020 and February 28, 2019 and our financial condition as at February 29, 2020 and February 28, 2019, with a particular emphasis on fiscal 2020, our most recently completed fiscal year.

Overview

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

In the first half of 2018, JiuGe Technology secured contracts with China United Network Communications Group Co., Ltd. (“China Unicom”) and China Mobile Communications Corporation (“China Mobile”) to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. The JiuGe Technology mobile payment and recharge platform enables the seamless delivery of real-time payment and recharge services to third-party channels and businesses. We earn a rebate from each telecommunications company on the funds paid by consumers to the telecommunications companies we process. To encourage consumers to utilize our portal instead of using our competitors’ platforms or paying China Unicom or China Mobile directly, we offer mobile data and talk time at a rate discounted from these companies’ stated rates, which are also the rates we must pay to them to purchase the mobile data and talk time provided to consumers through the use of our platform. Accordingly, we earn income on the rebates we receive from China Unicom and China Mobile, reduced by the amounts by which we discount the mobile data and talk time sold through our platform.

Recent Developments

On March 7, 2019, the Company through JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd., a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. The Company sees this business as additive to the Company’s core business of processing mobile recharge and top-up payments.

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

Results of Operations

Year Ended February 29, 2020 Compared to Year Ended February 28, 2019

The following table sets forth our results of operations for the fiscal years ended February 29, 2020 and February 28, 2019:

	February 29, 2020 $	February 28, 2019 $
Revenue	9,131,294	1,473,037
Cost of revenue	(8,165,535)	(1,130,021)
Total operating expenses	(4,031,803)	(2,907,743)
Total other income (expenses)	65,950	(348,148)
Net Loss attributable to the Company’s shareholders	(3,004,365)	(2,912,875)
Foreign currency translation adjustment	12,916	8,952
Comprehensive loss attributable to the Company	(2,991,480)	(2,921,827)
Basic Loss Per Share attributable to the Company	(0.12)	(0.12)
Diluted Loss Per Share attributable to the Company	(0.12)	(0.16)

Revenues

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Years Ended
	February 29, 2020	February 28, 2019	Change (%)
Gaming	-	$331,233	(100%)
Mobile Recharge	$1,822,081	$1,141,804	60%
SMS*	$7,309,213	-	100%
Total Revenue	$9,131,294	$1,473,037	520%

* Reflects results from March 7, 2019 through February 29, 2020.

We recorded $9,131,294 in revenue for the year ended February 29, 2020, an increase of $7,658,257 or 520%, compared to the year ended February 28, 2019. This increase resulted from an increase in revenue of $680,277 and $7,309,213 from our mobile recharge business and SMS business, offset in part by a decrease of $331,233 from our gaming business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Years Ended
	February 29, 2020	February 28, 2019
Cost of Revenue - Gaming
Royalties	-	$91,965
Channel Costs	-	$92,586
Internet Data Center Costs	-	$61,783
Others	-	$10,503
Cost of Revenue - Mobile Recharge Cost of Revenue - SMS	$1,651,855 $6,513,680	$873,184 -
Total Cost of Revenue	$8,165,535	$1,130,021

We recorded $8,165,535 in costs of revenue for the year ended February 29, 2020, an increase of $7,035,514 or 623%, compared to the year ended February 28, 2019. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the year ended February 29, 2020 was $965,759, an increase of $622,743 or 182%, compared to the year ended February 28, 2019. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $6,918 for fixed assets for the year ended February 29, 2020, a decrease of $80,241 or 92%, compared to the year ended February 28, 2019. This decrease resulted as a portion of our intangible assets have been fully amortized.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Years Ended
	February 29, 2020	February 28, 2019
Accounting	$193,299	$43,000
Advertising	-	$73,932
Contract Labor	-	$201,460
Consulting	$677,082	$398,725
Consulting (non-cash)	-	$1,608,853
Entertainment	$238,343	$62,992
Legal	-	$145,896
Salaries and Wages	$957,624	$172,842
Travel	$234,148	$21,193
Others	$363,113	$91,691
Total G&A Expenses	$2,663,609	$2,820,584

We recorded $2,663,609 in general and administrative expenses for the year ended February 29, 2020, a decrease of $156,975 or 6%, compared to the year ended February 28, 2019. The increased staff salaries are principally the result of the commencement and building of our mobile recharge business and SMS business.

Research & Development

We incurred expenses of $390,288 in research & Development for the fiscal year ended February 29, 2020 as compared to $Nil in research & development for the fiscal year ended Feb. 28, 2019.

The Insurtech division of FingerMotion focuses on consumer behavioral insights extraction for the purpose of risk assessment. Insights are derived from various data sources with the primary sources being the telecommunication data. The initial phase of business application is to focus on insurance industry particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by the middle of calendar 2021.

Share Compensation Expenses

We incurred shares compensation expenses of $970,988 related to the issuance of shares to consultants in consideration of the services which they have provided to us for the fiscal year ended February 29, 2020 as compared to $Nil for the fiscal year ended February 28, 2019.

Operating Expenses

We recorded $4,031,803 in operating expenses for the fiscal year ended February 29, 2020 as compared to $2,907,743 in operating expenses for the fiscal year ended February 28, 2019. The increase of $1,124,060 or 39% for the fiscal year ended February 29, 2020 is as set forth above.

Net Loss

The net loss attributable to the Company’s shareholders was $3,004,365 for the fiscal year ended February 29, 2020 and $2,912,875 for the fiscal year ended February 28, 2019. The increase in net loss attributable to the Company’s shareholders of $91,490 or 3% resulted primarily from the increase in total operating expenses mainly with respect to research & development expenses and stock compensation expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 29, 2020 and February 28, 2019:

	As of February 29, 2020	As of February 28, 2019

Cash reserves	$102,919	$1,337,245
Working capital (deficiency)	$(294,435)	$586,032

At February 29, 2020, we had cash and cash equivalents of $102,919 as compared to cash and cash equivalents of $1,337,245 at February 28, 2019. In order for us to continue to operate our mobile recharge business, we must deposit funds with our telecommunication company clients from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The significant cash reduction reflected on our balance sheet as of February 29, 2020, when compared to the year ended February 28, 2019, is the result of our making large deposits with our telecommunications company clients. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We currently do not have any financing arrangements in place with financial institutions, however, we have raised $1,830,652 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements under the Securities Act during the year ended February 29, 2020.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Years Ended
	February 29, 2020	February 28, 2019
Net cash used in operating activities	$(3,088,406)	$(718,274)
Net cash used in investing activities	$(17,237)	$(11,711)
Net cash provided by financing activities	$1,830,652	$2,064,674
Effect of exchange rates on cash & cash equivalents	$40,665	$(7,995)
Net (decrease) increase in cash and cash equivalents	$(1,234,326)	$1,326,694

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $2,370,132 in the year ended February 29, 2020 compared to the year ended February 28, 2019, primarily due to an increase in accounts receivable of $2,168,175 (2019: $197,559), increase in other receivable of $575,146 (2918: $19,815), increase in accounts payable of $1,464,474 (2019: $1,132,198, increase in accrual and other payables of $747,674 (2019: ($89,391)), offset by a decrease in due to related parties of $529,266 (2019: increase of $1,880,373). The main reason for the increase in net cash used in operating activities is the increase in the deposits made with our telecommunication company clients in connection with our mobile payment and recharge business and SMS business.

Cash Flow used in Investing Activities

During the year ended February 29, 2020, investing activities used cash of $17,237 compared to $11,711 during the year ended February 28, 2019. The increase by $5,526 in cash used in investing activities from the year ended February 29, 2020 as compared to February 28, 2019 related primarily to the purchase of equipment.

Cash Flow provided by Financing Activities

During the year ended February 29, 2020, financing activities provided cash of $1,830,652 compared to $2,064,674 during the year ended February 28, 2019. The decrease of $234,022 in the year ended February 29, 2020 was primarily due to (i) a decrease of $848,022 in proceeds from the issuance of shares, and (ii) an increase of $614,000 in the amount of proceeds from the issuance of promissory notes.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

On May 1, 2020, we issued an aggregate of 7,645,000 shares of our common stock at a deemed price of $0.20 per share to 24 individuals and two entities pursuant to consulting agreements, management agreements and to employees. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals and the entities through offshore transactions which were negotiated and consummated outside of the United States.

On May 8, 2020, we issued an aggregate of 150,000 shares of our common stock at a deemed price of $0.40 per share to three individuals pursuant to a financial advisory services agreement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the individuals who are U.S. persons.

On May 15, 2020, we issued 250,000 shares of our common stock at a deemed price of $0.25 per share to one entity pursuant to a management consulting agreement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the individuals who are U.S. persons.

The impact of Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 12, 2020, the World Health Organization categorized it as a pandemic. The COVID-19 outbreak is causing lockdowns, quarantines, travel restrictions, and closures of businesses and schools. The potential impact which may be caused by the outbreak is uncertain; however the Company’s financial position, operations and cash flows for fiscal year 2020 has not been materially affected by this pandemic.

Based on the Company’s operations from March 1, 2020 through the date of this report, it has shown the impact of COVID-19 on the Company has been minimal. As China has been slowly reopening with more businesses and the enforcing on strict controls by the Government on the containment of the spread of this virus since March, the Company’s business is expected to continually improve for the fiscal year 2021. However, there is still a possibility that the COVID-19 outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

Outstanding share data

At July 8, 2020, we had 33,892,953 issued and outstanding shares of common stock.

Critical Accounting Policies

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

Through the VIE agreements, the Company is deemed the primary beneficiary of JiuGe Technology. Accordingly, the results of JiuGe Technology have been included in the accompanying consolidated financial statements. JiuGe Technology has no assets that are collateral for or restricted solely to settle their obligations. The creditors of JiuGe Technology do not have recourse to the Company’s general credit.

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

Lease

Operating and finance lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The right-of-use asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease right-of-use assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Non-controlling interest

Non-controlling interests held 1% shares of one of subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Recent Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINGERMOTION, INC.

(fka Property Management Corporation of America)

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in U.S. Dollars)

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended February 29, 2020 and February 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2020 and February 28, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

July 13, 2020

We have served as the Company’s auditor since 2017

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Balance Sheets

	February 29,	February 28,
	2020	2019

ASSETS

Current Assets

Cash and cash equivalents	$102,919	$1,337,245
Accounts receivable	2,661,983	493,808
Equipment (net of $9,618 and $2,844 depreciation)	21,339	10,606
Licenses	—	—
Prepayment and deposit	2,483,411	2,570,724
Other receivables	600,455	25,309
Right-of-use asset	6,671	—

TOTAL ASSETS	$5,876,778	$4,437,692

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$2,703,754	$1,239,280
Accrual and other payables	1,043,681	296,007
Due to related parties	1,351,107	1,880,373
Convertible notes payable	1,000,000	370,000
Note payable	66,000	66,000
Lease liability	6,671	—

TOTAL LIABILITIES	6,171,213	3,851,660

SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized
200,000,000 shares; issued and outstanding 25,847,953 shares and 24,763,753 issued and outstanding at February 29, 2020
and February 28, 2019 respectively	2,585	2,476

Common stock subscribed	—	—

Additional paid-in capital	7,521,587	5,414,897

Accumulated deficit	(7,826,754)	(4,822,389)

Accumulated other comprehensive income	3,964	(8,952)

Stockholders’ deficit before non-controlling interests	(298,618)	586,032

Non-controlling interests	4,183	—

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	(294,435)	586,032

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,876,778	$4,437,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statements of Operations for the year

ended February 29, 2020 and February 28, 2019

	Year Ended	Year Ended
	February 29,	February 28,
	2020	2019

Revenue	$9,131,294	$1,473,037
Cost of revenue	(8,165,535)	(1,130,021)

Gross profit (loss)	965,759	343,016

Amortization & depreciation	(6,918)	(87,159)
General & administrative expesnes	(2,663,609)	(2,820,584)
Research & Development	(390,288)	—
Stock compensation expenses	(970,988)	—

Total operating expenses	(4,031,803)	(2,907,743)

Net loss from operations	(3,066,044)	(2,564,727)

Other income (expense):
Interest income	1,319	400
Interest expense	(24,260)	(32,540)
Exchange rate gain (loss)	(1,158)	6,117
Written off of goodwill	(8,749)	(322,973)
Other income	98,798	848
Total other income (expense)	65,950	(348,148)

Net Loss	$(3,000,094)	$(2,912,875)

Less: Net profit attributable to the non-controlling interest	4,271

Net loss attributable to the Company’s shareholders	$(3,004,365)	$(2,912,875)

Other comprehensive income:
Foreign currency translation adjustments	12,916	(8,952)
Comprehensive loss	$(2,991,449)	$(2,921,827)
Less: comprehensive income (loss) attributable to non-controlling interest	31	—
Comprehensive loss attributable to the Company	$(2,991,480)	$(2,921,827)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.12)	$(0.12)
Loss Per Share - Diluted	$(0.12)	$(0.16)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.12)	$(0.12)
Loss Per Share - Diluted	$(0.12)	$(0.16)

Wgt Ave Common Shares Outstanding - Basic	25,847,953	24,763,753
Wgt Ave Common Shares Outstanding - Diluted	25,611,305	18,604,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statement of Shareholder’s Equity for

the year ended February 29, 2020 and February 28, 2019

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive	Stockholders	Non-controlling
	Shares	Amount	of Par Value	Issued	Accumulated	Income	deficit	interest	Total
Balance at March 1, 2019	24,763,753	$2,476	$5,414,897	$—	$(4,822,389)	$(8,952)	$586,032		586,032

Common stock issued for cash	598,200	60	1,364,895	—	—	—	1,364,955		1,364,955
Common stock issued for professional service	200,000	20	334,824	—	—	—	334,844		334,844
Execution of convertible notes	286,000	29	406,971	—	—	—	407,000		407,000
Acquisition of Xunlian	—	—	—	—	—	—	—	(88)	(88)
Stock subscribed	—	—	—	—	—	—	—		—
Accumulated other comprehensive income	—	—	—	—	—	12,916	12,916		12,916
Net (Loss)	—	—	—	—	(3,004,365)	—	(3,004,365)	4,271	(3,000,094)

Balance at February 29, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

		—	—	—	—	—	—		—

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive		Non-controlling
	Shares	Amount	of Par Value	Issued	Accumulated	Income	Total	interest	Total
Balance at March 1, 2018	17,432,753	$1,743	$1,655,130	$150,000	$(1,909,514)		$(102,641)		$(102,641)

Common stock issued for cash	7,331,000	733	3,759,767	(150,000)	—	—	3,610,500		3,610,500
Accumulated other comprehensive income	—	—	—	—	—	(8,952)	(8,952)		(8,952)
Net (Loss)	—	—	—	—	(2,912,875)	—	(2,912,875)		(2,912,875)

Balance February 28, 2019	24,763,753	2,476	5,414,897	—	(4,822,389)	(8,952)	586,032	—	586,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FingerMotion, Inc.

fka Property Management Corp of America

Consolidated Statements of Cash Flows for the

year ended February 29,2020 and February 28, 2019

	Year Ended	Year Ended
	February 29,	February 28,
	2020	2019

Net (loss)	$(3,000,094)	$(2,912,875)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Share based compensation expenses	869,147	1,608,853
Amortization and depreciation	6,918	87,159
Written off of goodwill	8,749	322,973
Forgiveness of debt	—	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,168,175)	(197,559)
(Increase) decrease in prepayment and deposit	87,313	(2,530,190)
(Increase) decrease in other receivable	(575,146)	(19,815)
(Increase) decrease in right-of-use asset	(6,671)	—
Increase (decrease) in accounts payable	1,464,474	1,132,198
Increase (decrease) in accrual and other payables	747,674	(89,391)
Increase (decrease) in due to related parties	(529,266)	1,880,373
Increase (decrease) in due to lease liability	6,671	—

Cash used in operating activities	(3,088,406)	(718,274)

Cash flows from investing activities
Purchase of equipment	(17,507)	(11,711)
Acquisition of a subsidiary (net of cash acquired)	270	—
(Increase) in licenses	—	—

Net cash used in investing activities	(17,237)	(11,711)

Cash flows from financing activities

Proceed of notes payable	1,000,000	386,000
Proceeds from issuance of shares	830,652	1,678,674
Common stock issued in reverse merger	—	—
Common stock issued for cash	—	—

Net cash provided by financing activities	1,830,652	2,064,674

Effect of exchange rates on cash and cash equivalents	40,665	(7,995)

Net change in cash and cash equivalents	(1,234,326)	1,326,694

Cash and cash equivalents at beginning of year	1,337,245	10,551

Cash and cash equivalents at end of year	$102,919	$1,337,245

	—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

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

On March 7, 2019, JiuGe Technology also acquired 99% of equity interest of Beijing XunLian (“BX”), a subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

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

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

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

The following assets and liabilities of the VIE & VIE Subsidiary are included in the accompanying consolidated financial statements of the Company as of February 29, 2020 and February 28, 2019:

Assets and liabilities of the VIE

	February 29, 2020	February 28, 2019

Current assets	$1,966,067	$2,674,890
Non-current assets	143,362	—
Total assets	$2,109,439	$2,674,890

Current liabilities	$3,138,721	$3,023,805
Non-current liabilities	—	—
Total liabilities	$3,138,721	$3,023,805

Assets and liabilities of the VIE Subsidiary

	February 29, 2020	February 28, 2019

Current assets	$3,068,108	$—
Non-current assets	—	—
Total assets	$3,068,108	$—

Current liabilities	$2,652,928	$—
Non-current liabilities	—	—
Total liabilities	$2,652,928	$—

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE

For the Year Ended February 29, 2020

Revenue	$1,822,081
Cost of revenue	(1,651,855)
Gross profit (loss)	$170,226

Amortization and depreciation	(5,504)
General and administrative expenses	(1,282,549)
Research & Development	(114,558)
Share compensation expenses	—
Total operating expenses	$(1,402,611)

Profit (loss) from operations	$(1,232,385)

Interest income	1,058
Interest expense	—
Other income	8,795
Total other income (expense)	$9,853

Tax expense	—

Net profit (loss)	$(1,222,532)

Operating Result of VIE Subsidiary

results from March 7, 2019 through February 29, 2020

For the Year Ended February 29, 2020

Revenue	$7,309,213
Cost of revenue	(6,513,680)
Gross profit (loss)	$795,533

Amortization and depreciation	—
General and administrative expenses	(233,072)
Research & Development	(22,193)
Share compensation expenses	—
Total operating expenses	$(255,265)

Profit (loss) from operations	$540,268

Interest income	224
Other income	9,824
Total other income (expense)	$10,048

Tax expense	(40,880)

Net profit (loss)	$509,436

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

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

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

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

Lease

Operating and finance lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The right-of-use asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease right-of-use assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

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

Non-controlling interest

Non-controlling interests held 1% shares of one of subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,826,754 and $4,822,389 as at February 29, 2020 and February 28, 2019 respectively, and had a net loss of $3,000,094 and $2,912,875 for the years ended February 29, 2020 and February 28, 2019, respectively.

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

Note 4 - Revenue

We recorded $9,131,294 and $1,473,037 in revenue, respectively, for the years ended February 29, 2020 and February 28, 2019. The increase of $7,658,257 resulted from the consolidation of the VIE entities & its subsidiary and the new business model.

	February 29,2020	February 28, 2019

Gaming	$—	$331,233
Mobile Recharge	1,822,081	1,141,804
SMS	7,309,213	—
	$9,131,294	$1,473,037

Note 5 – Equipment

At February 29, 2020 and February 28, 2019, the company has the following amounts related to tangible assets:

	February 29, 2020	February 28, 2019

Equipment	$30,957	$13,450
Less: accumulated depreciation	(9,618)	(2,844)
Net equipment	$21,339	$10,606

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 29, 2020 and February 28, 2019 totaled $6,918 and $2,844, respectively.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 6 – Intangible Assets

At February 29, 2020 and February 28, 2019, the company has the following amounts related to intangible assets:

	February 29, 2020	February 28, 2019

Licenses	$200,000	$200,000
Less: accumulated amortization	(200,000)	(200,000)
Net intangible assets	$-0-	$-0-

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

	February 29, 2020	February 28, 2019

Deposit Paid / Prepayment	$997,864	$44,570,540
Deposit received	(11,783)	(43,237,936)
Net Prepaid expenses for Mobile recharge	$986,081	$1,332,604
Other deposit	916,242	1,238,120
Prepayment and deposit	$1,902,323	$2,570,724

	February 29, 2020	February 28, 2019

Deposit Paid / Prepayment	$581,088	$—
Deposit received		—
Net Prepaid expenses for SMS	$581,088	$—
Other deposit	—	—
Prepayment and deposit	$581,088	$—

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 29, 2020.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability (continued)

February 29, 2020
Right-of-use asset
Right-of-use asset	$6,671

Lease liability
Current lease liability	$6,671
Non-current lease liability	—
Total lease liability	$6,671

February 29, 2020
Remaining lease term and discount rate
Weighted-average remaining lease term	2 years
Weighted-average discount rate	2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company's operating leases as of February 29, 2020:

2020	$6,692
Thereafter	-
Less: imputed interest	(21)
Present value of lease liability	$6,671

Note 9 - Convertible notes payables

A Note Payable having a Face Value of $1,000,000 at February 29, 2020 and accruing interest at 5% is due Oct 9, 2020. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

Note 10 - Note payable

A Note Payable having a Face Value of $66,000 at February 29, 2020 and accruing interest at 0% is due May 21, 2021.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

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

At the Closing Date, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and up to 2,562,500 additional shares to accredited investors pursuant to a concurrent financing in conjunction with the Share Exchange Agreement.

The Company issued 2,856,000 shares of common stock during the fiscal year ended February 28, 2018, of which 1,350,000 were issued to consultants at $0.035 per share. 400,000, 470,000 and 636,000 shares were issued to investors at a per share purchase price of $0.50, $1.00 and $1.50, respectively.

The Company issued 7,331,000 shares of common stock during the year ended February 28, 2019 for cash of $3,760,500.

The Company issued 798,200 shares of common stock for the year ended February 29, 2020 for consideration of $1,699,799, including 200,000 shares of common stock to consultants.

The Company issued 242,000 shares of common stock at a deemed price of $1.00 per share during the fiscal year ended February 29, 2020 pursuant to the conversion of promissory notes in the aggregate amount of $220,000 plus interest of $22,000.

The Company issued an aggregate of 44,000 shares of common stock at a deemed price of $2.50 per share during the fiscal year ended February 29, 2020 pursuant to the conversion of promissory notes in the aggregate amount of $100,000 plus interest of $4,000.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 29, 2020	February 28, 2019

Numerator - basic and diluted
Net Loss	$(3,000,094)	$(2,912,875)
Denominator
Weighted average number of common shares outstanding —basic	25,847,953	24,763,753
Weighted average number of common shares outstanding —diluted	25,611,305	18,604,860
Loss per common share — basic	$(0.12)	$(0.12)
Loss per common share — diluted	$(0.12)	$(0.16)

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 29, 2020 and February 28, 2019.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the years ended February 29, 2020 and February 28, 2019.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 13 - Income Taxes (Continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the years ended February 29, 2020 and February 28, 2019 are as follows:

	February 29, 2020		February 28, 2019

U.S. statutory tax rate	21.0%		21.0%
Foreign income not registered in the U.S.	(21.0%	)	(21.0%	)
PRC profit tax rate	25.0%		25.0%
Changes in valuation allowance and others	(25.0%	)	(25.0%	)
Effective tax rate	0.0%		0.0%

At February 29, 2020 and February 28, 2019, the Company has a deferred tax asset of $750,024 and $236,331, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At February 29, 2020 and February 28, 2019, the valuation allowance was $750,024 and $236,331, respectively.

	February 29, 2020	February 28, 2019

Deferred tax asset from operating losses carry-forwards	$750,024	$236,331
Valuation allowance	(750,024)	(236,331)
Deferred tax asset, net	$—	$—

Note 14 – Acquisition

Acquisition of Beijing XunLian

On March 7, 2019, JiuGe Technology also acquired 99% of equity interest of Beijing XunLian, a subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 14 – Acquisition (continued)

The following table summarizes the consideration paid for Beijing XunLian and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration	$-0-

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$270
Deposits, prepayments and other receivables	863
Other payables	(9,882)

Net liabilities	$(8,749)

Goodwill	$8,749

Goodwill arising on the acquisition was written off as expenses for the year ended February 29, 2020.

Note 15 – Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Director of Shanghai JiuGe Information Technology Co., Ltd.

b)	The Company had the following related party balances at February 29, 2020 and February 28, 2019:

	February 29, 2020	February 28, 2019

Due to related parties:
Ms. Li Li	$(1,351,107)	$(1,880,373)

Note 16 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 17 - Subsequent Events

On May 1, 2020, we issued an aggregate of 7,645,000 shares of our common stock at a deemed price of $0.20 per share to 24 individuals and two entities pursuant to consulting agreements, management agreements and to employees. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals and the entities through offshore transactions which were negotiated and consummated outside of the United States.

FINGERMOTION, INC.

Year ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

Note 17 – Subsequent Events (Continued)

On May 8, 2020, we issued an aggregate of 150,000 shares of our common stock at a deemed price of $0.40 per share to three individuals pursuant to a financial advisory services agreement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the individuals who are U.S. persons.

On May 15, 2020, we issued 250,000 shares of our common stock at a deemed price of $0.25 per share to one entity pursuant to a management consulting agreement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the individuals who are U.S. persons.

The Company has received $305,000 from subscriptions for shares of our common stock at a price of $0.50 per share subsequent to the year ended February 29, 2020, which shares have not been issued yet.

The impact of Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. The COVID-19 outbreak is causing lockdowns, quarantines, travel restrictions, and closures of businesses and schools. The potential impact which may be caused by the outbreak is uncertain; However the Company’s financial position, operations and cash flows for fiscal year 2020 has not been materially affected by this pandemic.

Based on the Company’s operating results from March 1, 2020 through the date of this report, it has shown the impact have been minimal. As the Country have been slowly reopening with more businesses and the enforcing on strict controls by the Government on the containment of the spread of this virus since March, the Company business will likely be seen to be continually improves for the fiscal year 2020. However, there will be a possibility that the outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of February 29, 2020, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of February 29, 2020. Management has continued to monitor the implementation of the remediation plan described below.

Management's annual report on internal control over financial reporting

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

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources that recently completed a transition to an entirely new line of business, management is working to build the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR existed as more fully described below:

•	We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company.

•	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

•	Certain control procedures were unable to be verified due to performance not being sufficiently documented.

In order to remediate the documented material weaknesses, management has begun implementing the following measures:

•	management is drafting a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and
•	management is drafting a more comprehensive Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of February 29, 2020 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we intend to undertake measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The attestation report by our registered public accounting firm was not required pursuant to rules of the SEC that permit us to provide only our management’s report on internal control over financial reporting.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last quarter of our fiscal year ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 15, 2019 and March 21, 2019, we issued an aggregate of 133,200 shares of our common stock at a price of $1.50 per share to two individuals for gross proceeds of $199,800. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On March 15, 2019, we issued 25,000 shares of our common stock at a price of $2.00 per share to one individual for gross proceeds of $50,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On March 15, 2019, we issued an aggregate of 27,000 shares of our common stock at a price of $2.50 per share to two individuals for gross proceeds of $67,500. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

From April 4, 2019 to April 11, 2019, we issued an aggregate of 322,000 shares of our common stock at a price of $2.50 to ten individuals for gross proceeds of $805,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares to the ten individuals as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On April 10, 2019, we issued 100,000 shares of our common stock at a deemed price of $2.50 to one entity pursuant to a consulting arrangement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the entity which was a U.S. person.

On June 25, 2019, we issued 22,000 shares of our common stock at a price of $2.50 per share to one individual pursuant to the conversion of a promissory note in the principal amount of $50,000 plus interest of $5,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On June 30, 2019, we issued 22,000 shares of our common stock at a price of $2.50 per share to one individual pursuant to the conversion of a promissory note in the principal amount of $50,000 plus interest of $5,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On June 30, 2019, we issued 242,000 shares of our common stock at a deemed price of $1.00 per share to one individual pursuant to the conversion of promissory notes in the aggregate principal amount of $220,000 plus interest of $22,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On August 1, 2019, we issued 100,000 shares of our common stock at a deemed price of $1.00 to one entity pursuant to a consulting arrangement. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance to the entity which was a U.S. person.

On August 20, 2019, we issued 51,000 shares of our common stock at a price of $2.50 per share to one individual for gross proceeds of $127,500. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On September 30, 2019, we issued an aggregate of 40,000 shares of our common stock at a price of $2.50 per share to two individuals for gross proceeds of $100,000. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All FingerMotion directors hold office until the next annual general meeting of the shareholders unless his office is earlier vacated in accordance with our Articles or he becomes disqualified to act as a director. FingerMotion officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen CEO and CFO	49	CEO and CFO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

H’sien Loong Wong Director	45	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Leong Yew Poh Director	65	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Michael Chan Director	56	Director of FingerMotion, Inc. (April 6, 2018 to present); Managing Director of Asia Pacific, Asset Servicing at Bank of New York Mellon (2007 to Sept. 2016); currently serves on the National University of Singapore Society finance sub-committee (2016 to present); Head of Business Development, Asia Pacific, State Street Bank & Trust Co. (1994 to 2007).

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Martin J. Shen Mr. Shen was appointed our Chief Executive Officer and Chief Financial Officer on December 1, 2018. He has nearly 15 years of experience in senior management roles in entrepreneurial startups as well as large multinational corporations. In those roles, he acquired wide-ranging expertise in corporate management, financial oversight and operational administration. Most recently, Mr. Shen founded Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) in 2014, establishing the company as the preferred choice for providing distributional support to regional pharmacies throughout Western Canada. His leadership duties as founder and senior vice-president included overseeing all aspects of operations, including managing legal and regulatory compliance issues. They covered ensuring compliance with Health Canada requirements as well as all relevant federal, provincial and municipal legislation. He also led the finance department, building a sound foundation for the accounting function and leveraging his extensive experience in public accounting to guide the acquisition of two companies in Alberta.

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

Mr. Shen devotes approximately 100% of his time to us.

Hsien Loong Wong Mr. Wong was appointed a Board member, Chief Executive Officer and Chief Financial Officer on April 14, 2017. On December 1, 2018, Mr. Wong resigned as the Chief Executive Officer and Chief Financial Officer, but continued to serves as a Board member of the Company. He started his career in investor relations in technology, biotechnology, mining and oil and gas. Since July 2015, Mr. Wong has served as Associate Director of Propnex, Singapore’s largest listed real estate agency From December 2012 until September 2017, Mr. Wong also served as Senior Manager of Business Development as well as its director of property at Big Box Singapore Pte Ltd, a commercial property valued at$600 million. He also has extensive experience in running public companies. In particular, he was CEO of Nexgen Petroleum Corp, an oil and gas drilling company in Tennessee, USA from July 2007 to September 2009. He also currently serves as director to Food Bank Singapore, a registered charity, where he has served since January 2015. Mr. Wong’s previous experience and knowledge of the Company provides good historical information regarding the Company, which helps management with decisions going forward. Mr. Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia and his MSc in Real Estate from the National University of Singapore.

Mr. Wong devotes approximately 10% of his time to us.

Leong Yew Poh Mr. Leong has been a Board member since December 1, 2018. He has more than 30 years of management experience in growing companies in the technology and hospitality sectors. In that time, Mr. Leong established an extensive network of business relationships in the software, banking and telecommunications sectors throughout the Asia Pacific. In his current position as CEO of Vertical Connection Pte Ltd., a position he has held since 2002, Mr. Leong leads the company’s consulting and advisory services in helping other companies expand their businesses regionally through partnerships or acquisitions and implementing core operational and information initiatives. Vertical Connection focuses on fintech, telecommunications services, hospitality and software. Currently, Mr. Leong sits on the boards of several private companies. Since 2017, he has served on the board of directors of Fintrux Pte Ltd., a P2P lending company, as chair and on the boards of each of Vemotion APAC and VM Technology, both software and hardware companies that specialize in wireless video transmission over low bitrate networks.

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

Mr. Leong devotes approximately 5% of his time to us.

Michael Chan Mr. Chan has been a Board member since April 6, 2018. Mr. Chan has served at The Bank of New York Mellon Corporation as Managing Director, Head of Asia Pacific for Asset Servicing since 2013. He is responsible for managing the bank’s largest business line in the region. Mr. Chan joined the bank in Singapore in 2007 as regional Chief Operating Officer and progressed to Head of Sales & Relationship Management in 2010. He chaired the Asset Servicing Business Acceptance Committee and was a member of the KYC/AML regional committee. Mr. Chan was a member of BNY Mellon’s Global Corporate Operating Committee, Asia Pacific Executive Committee and the Corporate Sovereign Institutions Council. He represented the firm on the board of directors of ASIFMA and BNY Mellon’s Eagle Investment Systems’ Asia Singapore entity. Mr. Chan has also served on the OMGEO APAC Advisory Board and has been a member of various industry and banking associations in Hong Kong and Korea. Mr. Chan is currently the president of Canadian Alumni Singapore, a not-for-profit society. He also serves on the National University of Singapore Society (NUSS) finance sub-committee and a member of the Singapore Institute of Directors (SID).

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

Mr. Chan devotes approximately 5% of his time to us.

Li Li Ms. Li Li is the CEO and legal representative of Shanghai JiuGe Information Technology Co., Ltd. Ms. Li Li graduated from Nanjing Academy of Engineering. In 2004, she founded Shanghai ChuangYe Network Technology Co., Ltd. as the Vice President. Through close cooperation with local operators, the company launched SMS and MMS services, WAP and mobile JAVA games, Hunan Satellite TV "HTV" e-magazine and other wireless Internet services to meet the rapid development of wireless internet content and extensive application requirements.

In 2007, Ms. Li Li served as Vice President of Hangzhou JiuYue Information Technology Co., Ltd. Through extensive and in-depth cooperation with operators, the company is committed to the development of SP services such as IVR (Wireless Voice Value-Added Services), voice mail, electronic data exchange, online data processing and transaction processing.

In 2009, Ms. Li Li served as Vice President of Hangzhou LingXuan Information Technology Co., Ltd. With in-depth understanding of the mobile Internet business, combined with years of experience in the operation of wireless value-added services, after an in-depth analysis of the market situation, she proposed the idea of building a wireless value-added interactive services platform and creating an online and offline O2O service model.

Through close cooperation with operators, the company provides an integrated operation platform that covers online services such as information, music, video, and colored ring tones, as well as offline activities such as the Fans Club Meeting in campus, and thus realizes online services for products. Underneath each other, the industry chain is seamlessly connected.

In 2014, Ms. Li Li served as Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. In 2014, WeChat opened the Wi-Fi interface, indicating the big leap and undercurrent of commercial Wi-Fi. However, at the time, there was no domestic Wi-Fi platform that provided blue-collar people with free Internet access, life style and added service to the community. At the beginning of her term of office, Li Li seized the opportunity and proposed to establish a "Hi-WiFi" platform through cloud-based big data marketing with in-depth cooperation with operators, providing blue-collar work force community with free access to the Internet, living, and services. It also provides enterprises with one-stop enterprise-level services based on information-based services and multiple specialized platform services, thus making “Hi-WiFi” the first domestic blue-collar work-force lifestyle platform to be developed. As a one-stop mobile marketing service provider that provides advertisers with wireless marketing solutions to achieve accurate marketing goals. Currently, any service of the platform can reach 100 million direct blue-collar user groups with nearly 300 million download speeds of up to 700 KB per second. Users no longer have to worry about data traffic usage restrictions.

In 2017, Ms. Li Li served as an Advisor to Shenzhen WuYiKa Technology Co., Ltd. WuYiKa is a comprehensive service platform based on carrier traffic and dedicated to digital online service distribution and payment. It has now become a fast and efficient provider of new media marketing solutions for mobile Internet.

Ms Li Li devotes approximately 100% of her time to Shanghai JiuGe Information Technology Co., Ltd.

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
FingerMotion Company Limited	Hong Kong	0
FingerMotion (CN) Limited	Hong Kong	4
Shanghai JiuGe Business Management Co., Ltd.	PRC	2
Shanghai JiuGe Information Technology Co., Ltd.	PRC	37
Beijing XunLian TianXia Technology Co., Ltd.	PRC	11

Family Relationships

There are currently no family relationships between any of the members of the board of directors or the executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this Annual Report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 29, 2020, except as follows:

Name	Position Held	Late or Unfiled Report
Martin J. Shen	Chief Executive Officer and Chief Financial Officer	Unfiled Form 3 upon becoming an executive officer in Fiscal 2019 and unfiled Form 4 as required in Fiscal 2019
Leong Yew Poh	Director	Unfiled Form 3 upon becoming a director in Fiscal 2019 and unfiled Form 4 as required in Fiscal 2019
Michael Chan	Director	Unfiled Form 3 upon becoming a director in Fiscal 2019 and unfiled Form 4 as required in Fiscal 2019
Hsien Loong Wong	Director	Late filed Form 3 upon becoming an officer and director in Fiscal 2018 and unfiled Form 4 in Fiscal 2018
Cheong Chee Ming	Shareholder	Unfiled Form 3 upon becoming an insider in Fiscal 2018 and unfiled Form 4 as required in Fiscal 2020
Ever Sino International Limited	Shareholder	Unfiled Form 3 upon becoming an insider in Fiscal 2020.
Liew Siew Chin	Former Shareholder	Unfiled Form 3 upon becoming an insider in Fiscal 2018 and unfiled Form 4 as required in Fiscal 2020
Cheong Liong Foong	Former Shareholder	Unfiled Form 3 upon becoming an insider in Fiscal 2018 and unfiled Form 4 as required in Fiscal 2020

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

Committees of the Board of Directors

Our board of directors has no standing committees. Accordingly, the entire Board acts as the audit committee. The Board has determined that Mr. Chan and Mr. Leong both meet the definition of an “audit committee financial expert” under the rules of the SEC. Because our securities are not listed on a national securities exchange, like the NASDAQ or the New York Stock Exchange, we are not subject to any listing rules that require us to maintain a standing compensation committee or nominating and corporate governance committee. Accordingly, the Board has determined that the entire board should be responsible for compensation, nomination and governance matters. We believe that this is appropriate because our board of directors is relatively small, consisting of only three directors, because our board comprises a majority of independent directors and because it reduces administrative burdens on the Company and the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 29, 2020 (“Fiscal 2020”) consist of (i) Martin J. Shen, our current Chief Executive Officer and Chief Financial Officer, and (ii) Li Li, the CEO and legal representative of our controlled company, JiuGe Technology. Our named executive officers for the fiscal year ended February 28, 2019 (“Fiscal 2019”) consist of (i) Martin J. Shen, our current Chief Executive Officer and Chief Financial Officer, who served in such capacity for a portion of Fiscal 2019, (ii) Hsien Loong Wong, our former Chief Executive Officer and Chief Financial Officer, and (iii) Li Li. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2020 and Fiscal 2019 are as follows:

			Share-	Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary ($)	based awards ($)(3)	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation ($)

Martin J. Shen(1)	2020	60,000	—	—	—	—	—	60,000
CEO and CFO	2019	15,000	52,500	—	—	—	—	67,500

Hsien Loong Wong(2)	2020	—	—	—	—	—	—	—
Former CEO and CFO	2019	—	—	—	—	—	—	—

Li Li	2020	121,000	—	—	—	—	—	121,000
CEO and director of JiuGe Technology	2019	121,000	—	—	—	—	—	121,000

Notes:

(1)	Mr. Shen was appointed CEO and CFO on December 1, 2018.
(2)	Mr. Wong resigned as the CEO and CFO on November 30, 2018, so he did not receive any compensation during Fiscal 2020.
(3)	Amounts reflected under the “Share based awards” column for 2020 and 2019 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

During our most recently completed financial years, we did not pay any other executive compensation to our named executive officers.

Executive Employment Agreements

As of February 29, 2020, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

As of February 29, 2020, no named executive officer held any vested or unvested unexercised options to purchase shares of the Company’s common stock, shares of unvested restricted stock or other awards under any Company equity incentive plan.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

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

Director Compensation

Each of our directors receives regular cash compensation of $3,000 per month, or $36,000 per year, for serving on the Board. In addition, the Board has from time to time granted unrestricted stock awards to each director then serving on the Board. The following table sets forth information for compensation earned in Fiscal 2020 by our non-executive directors who served during Fiscal 2020:

			Share-	Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary ($)	based awards ($)(1)	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation ($)

Leong Yew Poh	2020	48,000	—	—	—	—	—	48,000

Michael Chan	2020	24,000	—	—	—	—	—	24,000

Hsien Loong Wong	2020	24,000	—					24,000

Notes:

(1)	Amounts reflected under the “Share based awards” column for 2020 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 8, 2020 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Martin J. Shen, Chief Executive Officer and Chief Financial Officer c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	250,000	*
Leong Yew Poh, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	250,000	*
Michael Chan, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	250,000	*
Hsien Loong Wong, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	350,000	1.0%
All directors and executive officers as a group (4 persons)	1,100,000	3.2%
Major Stockholders:
Ever Sino International Limited(2) 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200 Malaysia	7,200,000	21.2%
Cheong Chee Ming Unit A 19/F Times Media Centre 133 Wan Chai Road Wan Chai Hong Kong	4,520,000	13.3%

Notes:
*	Less than one percent.
(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of July 8, 2020, there were 33,892,953 shares of common stock of the Company issued and outstanding.
(2)	Mr. Choe Yang Yeat has sole voting and dispositive power over the shares held by Ever Sino International Limited.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 29, 2020, we did not have any securities authorized for issuance under any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended February 29, 2020

As of February 29, 2020, the Company has a liability owing to Ms. Li Li in the amount of $1,351,107 (2018: $1,880,373). The funds loaned from Ms. Li Li to the Company were used for working capital purposes and such loan does not bear any interest and there are no set terms for repayment.

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable and in the Company’s best interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2020	2019
Audit fees	$45,000	$40,000
Audit-related fees	15,000	16,000
Tax fees	Nil	Nil
All other fees	1,000	3,800
Total fees paid or accrued to our principal accountants	$61,000	$59,800

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Pre-Approval of Services by the Independent Auditor

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, our Board may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(4)	Share Exchange Agreement among FingerMotion, Inc., Finger Motion Company Limited and the Shareholders of Finger Motion Company Limited, dated July 13, 2017
3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(1)	Bylaws
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(5)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(5)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(5)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(5)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(5)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(6)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
14.1(1)	Code of Business Conduct and Ethics
14.2(1)	Code of Ethics for the CEO and Senior Financial Officers
21.1(*)	Subsidiaries of FingerMotion, Inc.
31.1(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(*)	Filed herewith.
(1)	Previously filed as an exhibit to our Draft Registration Statement on Form S-1 filed with the SEC on March 14, 2014
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.
Dated: July 13, 2020	By: /s/ Martin J. Shen Martin J. Shen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2020	By: /s/ Martin J. Shen Martin J. Shen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: July 13, 2020	By: /s/ Leong Yew Poh Leong Yew Poh, Director
Dated: July 13, 2020	By: /s/ Michael Chan Michael Chan, Director
Dated: July 13, 2020	By: /s/ Hsien Loong Wong Hsien Loong Wong, Director

