Form 10-K/A
period 2020-02-29
FingerMotion, Inc.
filed 2020-07-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Amendment No. 1 to our Annual Report on Form 10-K.

Exhibit No.	Document
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.
Dated: July 14, 2020	By: /s/ Martin J. Shen Martin J. Shen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2020	By: /s/ Martin J. Shen Martin J. Shen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: July 14, 2020	By: /s/ Leong Yew Poh Leong Yew Poh, Director
Dated: July 14, 2020	By: /s/ Michael Chan Michael Chan, Director
Dated: July 14, 2020	By: /s/ Hsien Loong Wong Hsien Loong Wong, Director