Form 10-Q
period 2020-05-31
FingerMotion, Inc.
filed 2020-07-20
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-55477

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

1460 Broadway New York, New York	10036
(Address of principal executive offices)	(Zip code)

(347) 349-5339

(Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 33,892,953 shares of common stock outstanding as of July 15, 2020.

FINGERMOTION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

(fka Property Management Corporation of America)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2020

(Unaudited - Expressed in U.S. Dollars)

 FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Balance Sheets

	May 31,	February 29,
	2020	2020
ASSETS

Current Assets

Cash and cash equivalents	$154,911	$102,919
Accounts receivable	1,715,803	2,661,983
Equipment (net of $11,884 and $9,618 depreciation)	30,651	21,339
Licenses	—	—
Prepayment and deposit	3,504,208	2,483,411
Other receivables	537,203	600,455
Right-of-use asset	—	6,671

TOTAL ASSETS	$5,942,776	$5,876,778

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$2,532,273	$2,703,754
Accrual and other payables	1,818,565	1,043,681
Due to related parties	1,130,723	1,351,107
Convertible notes payable	1,000,000	1,000,000
Note payable	66,000	66,000
Lease liability	—	6,671

TOTAL LIABILITIES	6,547,561	6,171,213

SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized
200,000,000 shares; issued and outstanding 33,892,953 shares and 25,847,953 issued and outstanding at May 31, 2020
and February 29, 2020 respectively	3,389	2,585

Common stock subscribed	—	—

Additional paid-in capital	7,804,358	7,521,587

Accumulated deficit	(8,404,831)	(7,826,754)

Accumulated other comprehensive income	(11,910)	3,964

Stockholders’ deficit before non-controlling interests	(608,994)	(298,618)

Non-controlling interests	4,209	4,183

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	(604,785)	(294,435)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,942,776	$5,876,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

 FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2020	2019

Revenue	$2,742,934	$933,269
Cost of revenue	(2,448,495)	(851,643)

Gross profit (loss)	294,439	81,626

Amortization & depreciation	(2,445)	(11,018)
General & administrative expesnes	(742,039)	(624,471)
Research & Development	(103,610)	(58,603)
Stock compensation expenses	(21,677)	(405,744)

Total operating expenses	(869,771)	(1,099,836)

Net loss from operations	(575,332)	(1,018,210)

Other income (expense):
Interest income	145	427
Interest expense	(19,606)	(4,819)
Exchange rate gain (loss)	73	(372)
Written off of goodwill	—	(8,838)
Other income	16,669	19,186
Total other income (expense)	(2,719)	5,584

Net Loss	$(578,051)	$(1,012,626)

Less: Net profit attributable to the non-controlling interest	26	—

Net loss attributable to the Company’s shareholders	$(578,077)	$(1,012,626)

Other comprehensive income:
Foreign currency translation adjustments	(15,874)	12,726
Comprehensive loss	$(593,951)	$(999,900)
Less: comprehensive income (loss) attributable to non-controlling interest	83	—
Comprehensive loss attributable to the Company	$(594,034)	$(999,900)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.02)	$(0.04)
Loss Per Share - Diluted	$(0.02)	$(0.04)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.02)	$(0.04)
Loss Per Share - Diluted	$(0.02)	$(0.04)

Wgt Ave Common Shares Outstanding - Basic	33,892,953	25,370,953
Wgt Ave Common Shares Outstanding - Diluted	28,440,888	25,163,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

 FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Shareholders’ Equity

			Capital Paid			Accumulated Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Accumulated	Income	deficit	interest	Total

Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	8,045,000	804	282,771	—	—	—	283,575	—	283,575
Execution of convertible notes	—	—	—	—	—	—	—	—	—
Stock subscribed	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	(15,874)	(15,874)	—	(15,874)
Net (Loss)	—	—	—	—	(578,077)	—	(578,077)	26	(578,051)

Balance at May 31, 2020	33,892,953	3,389	7,804,358	—	(8,404,831)	(11,910)	(608,994)	4,209	(604,785)

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Accumulated	Income	deficit	interest	Total

Balance at March 1, 2019	24,763,753	2,476	5,414,897	—	(4,822,389)	(8,952)	586,032	—	586,032

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	(485)	—	(485)	—	(485)
Common stock issued for cash	607,200	61	1,137,404	—	—	—	1,137,465	—	1,137,465
Common stock issued for professional service	—	—	234,834	—	—	—	234,834	—	234,834
Stock subscribed	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	12,726	12,726	—	12,726

Net (Loss)	—	—	—	—	(1,012,626)	—	(1,012,626)	—	(1,012,626)
Balance at May 31, 2019	25,370,953	2,537	6,787,135	—	(5,835,500)	3,774	957,946	—	957,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

 FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2020	2019

Net (loss)	$(578,051)	$(1,012,626)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Share based compensation expenses	21,677	405,744
Amortization and depreciation	2,445	11,018
Written off of goodwill	—	8,838
Forgiveness of debt	—	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	946,180	(112,557)
(Increase) decrease in prepayment and deposit	(1,020,797)	(1,486,825)
(Increase) decrease in other receivable	63,252	(147,959)
(Increase) decrease in right-of-use asset	6,671	(35,871)
Increase (decrease) in accounts payable	(171,481)	725,801
Increase (decrease) in accrual and other payables	774,884	125,344
Increase (decrease) in due to related parties	(220,384)	(656,767)
Increase (decrease) in due to lease liability	(6,671)	36,353

Cash used in operating activities	(182,275)	(2,139,507)

Cash flows from investing activities
Purchase of equipment	(11,578)	(6,188)
(Increase) in licenses	—	—

Net cash provided by investing activities	(11,578)	(6,188)

Cash flows from financing activities

Notes payable	—	—
Proceeds from issuance of shares	261,898	957,717
Common stock issued in reverse merger	—	—
Common stock issued for cash	—	—

Net cash provided by financing activities	261,898	957,717

Effect of exchange rates on cash and cash equivalents	(16,053)	2,355

Net change in cash	51,992	(1,185,623)

Cash at beginning of period	102,919	1,337,245

Cash at end of period	$154,911	$151,622

	—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

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

Pursuant to the Share Exchange Agreement with FMCL, effective July 13, 2017 (the “Share Exchange Agreement”), the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. At the Closing Date, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to other consultants in connection with the transactions contemplated by the Share Exchange Agreement.

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

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

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

The following assets and liabilities of the VIE & VIE Subsidiary are included in the accompanying consolidated financial statements of the Company as of May 31, 2020 and February 29, 2020:

	May 31, 2020	February 29, 2020
	(unaudited)
Current assets	$1,786,279	$1,966,067
Non-current assets	$115,700	$143,362
Total assets	$1,901,979	$2,109,429

Current liabilities	$3,084,865	$3,138,721
Non-current liabilities	$—	$—
Total liabilities	$3,084,865	$3,138,721

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Assets and liabilities of the VIE Subsidiary

	May 31, 2020	February 29, 2020
	(unaudited)
Current assets	$2,889,887	$3,068,108
Non-current assets	$—	$—
Total assets	$2,889,887	$3,068,108

Current liabilities	$2,480,465	$2,652,928
Non-current liabilities	$—	$—
Total liabilities	$2,480,465	$2,652,928

Operating Result of VIE

	For the Three Months Ended May 31, 2020	For the Three Months Ended May 31, 2019
	(unaudited)	(unaudited)
Revenue	$393,792	$750,942
Cost of revenue	$(189,806)	$(673,116)
Gross profit (loss)	$203,986	$77,826

Amortization and depreciation	$(1,671)	$(1,148)
General and administrative expenses	$(356,892)	$(253,492)
Research & Development	$(32,207)	$—
Share compensation expenses	$—	$—
Total operating expenses	$(390,770)	$(254,640)

Profit (loss) from operations	$(186,786)	$(176,814)

Interest income	$121	$415
Interest expense	$—	$—
Other income	$10,733	$9,099
Total other income (expense)	$10,854	$9,514

Tax expense	$—	$—

Net profit (loss)	$(175,932)	$(167,300)

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Operating Result of VIE Subsidiary

	For the Three Months Ended May 31, 2020	For the Three Months Ended May 31, 2019
	(unaudited)	(unaudited)
Revenue	$2,349,142	$182,327
Cost of revenue	$(2,258,688)	$(178,527)
Gross profit (loss)	$90,454	$3,800

Amortization and depreciation	$(68)	$—
General and administrative expenses	$(78,331)	$(23,190)
Research & Development	$(14,863)	$—
Share compensation expenses	$—	$—
Total operating expenses	$(93,262)	$(23,190)

Profit (loss) from operations	$(2,808)	$(19,390)

Interest income	$18	$—
Interest expense	$—	$—
Other income	$5,936	$10,088
Total other income (expense)	$5,954	$10,088

Tax expense	$(568)	$(14)

Net profit (loss)	$2,578	$(9,316)

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

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

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

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

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $8,404,831 and $7,826,754 as at May 31, 2020 and February 29, 2020 respectively, and had a net loss of $578,051 and $1,012,626 for the three months ended May 31, 2020 and 2019, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 3 – Going Concern (Continued)

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

Note 4 - Revenue

We recorded $2,742,934 and $933,269 in revenue, respectively, for the three months ended May 31, 2020 and 2019. The increase of $1,809,665 resulted from the consolidation of the VIE entities & its subsidiary and the new business model.

	For the Three Months Ended
	May 31, 2020	May 31, 2019
	(unaudited)	(unaudited)
Mobile Recharge	$393,792	$750,942
SMS	2,349,142	182,327
	$2,742,934	$933,269

Note 5 – Equipment

At May 31, 2020 and February 29, 2020, the company has the following amounts related to tangible assets:

	May 31, 2020	February 29, 2020
	(unaudited)
Equipment	$42,535	$30,957
Less: accumulated depreciation	(11,884)	(9,618)
Net equipment	$30,651	$21,339

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended May 31, 2020 and 2019 totaled $2,445 and $1,235, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 6 – Prepaid expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom and China Mobile for Mobile Recharge and China Mobile for SMS.

	May 31, 2020	February 29, 2020
	(unaudited)
Mobile Recharge
Deposit Paid / Prepayment	$1,326,315	$997,864
Deposit received	—	(11,783)
Net Prepaid expenses for Mobile recharge	$1,326,315	$986,081
Other deposit	872,460	916,242
Prepayment and deposit	$2,198,775	$1,902,323

	May 31, 2020	February 29, 2020
	(unaudited)
SMS Service
Deposit Paid / Prepayment	$1,305,433	$581,088
Deposit received	—	—
Net Prepaid expenses for SMS	$1,305,433	$581,088
Other deposit	—	—
Prepayment and deposit	$1,305,433	$581,088

Note 7 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2020.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 7 – Right-of-use Asset and Lease Liability (Continued)

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	May 31, 2020	February 29, 2020
Right-of-use asset	(unaudited)
Right-of-use asset	$—	$6,671

Lease liability
Current lease liability	$—	$6,671
Non-current lease liability	—	—
Total lease liability	$—	$—

		May 31, 2020
Remaining lease term and discount rate		(unaudited)
Weighted-average remaining lease term		1 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company's operating leases as of May 31, 2020:

2021 and there after	$18,165
Thereafter	—
Total	$18,165

Note 8 - Convertible notes payables

A note payable having a face value of $1,000,000 at May 31, 2020 and accruing interest at 5% is due Oct 9, 2020. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

Note 9 - Note payable

A note payable having a face value of $66,000 at May 31, 2020 and accruing interest at 0% is due May 21, 2021.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

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

The company issued an aggregate 242,000 shares of common stock at a deemed price of $1.00 per share during the fiscal year ended February 29, 2020 pursuant to the conversion of promissory notes in the aggregate amount of $220,000 plus interest of $22,000.

The company issued an aggregate of 44,000 shares of common stock at a deemed price of $2.50 per share during the fiscal year ended February 29, 2020 pursuant to the conversion of promissory notes in the aggregate amount of $100,000 plus interest of $4,000.

The Company issued approximately 8,045,000 shares of common stock to consultants for the three months ended May 31, 2020 for consideration of $283,575. 7,645,000 shares of our common stock at a deemed price of $0.20 per share to 24 individuals and two entities pursuant to consulting agreements, management agreements and to employees.

150,000 shares of our common stock at a deemed price of $0.40 per share to three individuals pursuant to a financial advisory services agreement and 250,000 shares of our common stock at a deemed price of $0.25 per share to one entity pursuant to a management consulting agreement.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
	(unaudited)	(unaudited)

Numerator - basic and diluted
Net Loss	$(578,051)	$(1,012,616)
Denominator
Weighted average number of common shares outstanding —basic	33,892,953	25,370,753
Weighted average number of common shares outstanding —diluted	28,440,888	25,163,910
Loss per common share — basic	$(0.02)	$(0.04)
Loss per common share — diluted	$(0.02)	$(0.04)

Note 12 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2020 and 2019.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2020 and 2019.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 12 – Income Taxes (Continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2020 and 2019 are as follows:

	For the Three Months Ended
	May 31, 2020		May 31, 2019
	(unaudited)		(unaudited)
U.S. statutory tax rate	21.0%		21.0%
Foreign income not registered in the U.S.	(21.0%	)	(21.0%	)
PRC profit tax rate	25.0%		25.0%
Changes in valuation allowance and others	(25.0%	)	(25.0%	)
Effective tax rate	0.0%		0.0%

At May 31, 2020 and February 29, 2020, the Company has a deferred tax asset of $144,519 and $750,024, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At May 31, 2020 and February 29, 2020, the valuation allowance was $144,519 and $750,024, respectively.

	May 31, 2020	February 29, 2020
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$144,519	$750,024
Valuation allowance	(144,519)	(750,024)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 13 – Acquisition

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

Consideration	$-0-

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$270
Deposits, prepayments and other receivables	863
Other payables	(9,882)

Net liabilities	$(8,749)

Goodwill	$8,749

Note 14 - Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Director of Shanghai JiuGe Information Technology Co., Ltd.

b)	The Company had the following related party balances at May 31, 2020 and February 29, 2020:

	May 31, 2020	February 29, 2020
	(unaudited)
Due to related parties:
Ms. Li Li	$(1,130,723)	$(1,351,107)

FINGERMOTION, INC.

Three months ended May 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 15 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 16 - Subsequent Events

The impact of Coronavirus (COVID-19)

The Company has analyzed its operations subsequent to May 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is minimal. As the Country have been slowly reopening with more businesses and the enforcing on strict controls by the Government on the containment of the spread of this virus since March, the Company business will likely be seen to be continually improves for the fiscal year 2020. However, there will be a possibility that the outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

Except for the above, the Company has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2020, and our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 29, 2020, our most recently completed year end, to May 31, 2020, and our results of operations for the three months ended May 31, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Effective July 13, 2017, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited, a Hong Kong corporation (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. On the closing date of the Share Exchange Agreement, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and 2,562,500 additional shares to accredited investors, which was a concurrent financing but not a condition of closing the Share Exchange Agreement.

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

Overview

We operate three principal lines of business, a video game division, a mobile payment platform and a mass SMS text message service. We operate our video game platform through FMCL.

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

We conduct our mobile payment and recharge business through JiuGe Technology, our contractually controlled affiliate.

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

In March 2019, JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”) and, through Beijing Technology, entered into the business of mass SMS text message service as a compliment to its mobile payment and recharge business. The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Currently, our SMS integrated platform is scalable to process more than 150 million SMS text messages per month. Beijing Technology retains a license from the Ministry of Industry and Information Technology to operate SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance, and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including obtaining government approval, until the SMS messages have been delivered successfully.

In July 2019, JiuGe Technology entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China Unicom’s Yunnan subsidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the services it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

 Results of Operations

Three Months Ended May 31, 2020 Compared to Three Months Ended May 31, 2019

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Revenue	$2,742,934	$933,269
Cost of revenue	$(2,448,495)	$(851,643)
Total operating expenses	$(869,771)	$(1,099,836)
Total other income (expenses)	$(2,719)	$5,584
Net Loss attributable to the Company’s shareholders	$(578,077)	$(1,012,626)
Foreign currency translation adjustment	$(15,874)	$12,726
Comprehensive loss attributable to the Company	$(594,034)	$(999,900)
Basic Loss Per Share attributable to the Company	$(0.02)	$(0.04)
Diluted Loss Per Share attributable to the Company	$(0.02)	$(0.04)

 Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the Three Months Ended		Change
	May 31, 2020	May 31, 2019	(%)
Gaming	$-	$-	-
Mobile Recharge	$393,792	$750,942	(48%)
SMS	$2,349,142	$182,327	1188%
Total Revenue	$2,742,934	$933,269	194%

We recorded $2,742,934 in revenue for the quarter ended May 31, 2020, an increase of $1,809,665 or 194%, compared to the quarter ended May 31, 2019. This increase resulted from an increase in revenue of $2,166,815 from our SMS business, offset in part by a decrease of $357,150 from our mobile recharge business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Gaming	$-	$-
Mobile Recharge	$189,806	$673,116
SMS	$2,258,689	$178,527
Total Cost of Revenue	$2,448,495	$851,643

We recorded $2,448,495 in costs of revenue for the quarter ended May 31, 2020, an increase of $1,596,852 or 188%, compared to the quarter ended May 31, 2019. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the quarter ended May 31, 2020 was $294,439, an increase of $212,813 or 261%, compared to the quarter ended May 31, 2019. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $2,445 for fixed assets for the quarter ended May 31, 2020, a decrease of $8,573 or 78%, compared to the quarter ended May 31, 2019. This decrease resulted as a portion of our intangible assets have been fully amortized.

 General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Accounting	$15,000	$85,692
Consulting	$250,475	$256,611
Entertainment	$29,172	$52,577
Legal	$3,653	$—
Salaries and Wages	$317,068	$113,482
Travel	$6,764	$61,579
Others	$119,907	$54,530
Total G&A Expenses	$742,039	$624,471

We recorded $742,039 in general and administrative expenses for the quarter ended May 31, 2020, an increase of $117,568 or 19%, compared to the quarter ended May 31, 2019. The increased staff salaries are principally the result of the building of our mobile recharge business and SMS business.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Research & Development	$103,610	$58,603

We incurred fees of $103,610 in research & development for the quarter ended May 31, 2020 as compared to $58,603 for the quarter ended May 31, 2019. The increase of 45,007 or 77% was due to increase in headcount for the Research & Development team.

The Insurtech division of Finger Motion that focus on consumer behavioral insights extraction for the purpose of risk assessment. Insights are derived from various data sources with the primary sources being the telecommunication data. The initial phase of business application is to focus on insurance industry particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by mid of 2021.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Share compensation expenses	$21,677	$405,744

We incurred fees of $21,677 in share issuance for consultants in consideration of the services which have provided to the company for the quarter ended May 31, 2020 as compared to $405,744 for the quarter ended May 31, 2019. The decrease of $384,067 or 95% was due to the shares for 2020 consultancy services were issued at lower deemed price.

Operating Expenses

We recorded $869,771 in operating expenses for the quarter ended May 31, 2020, as compared to $1,099,836 in operating expenses for the quarter ended May 31, 2019. The decrease of $230,065 or 21%, for the quarter ended May 31, 2019 is as set forth above.

Net Loss

As a result of the foregoing, our net loss for the quarter ended May 31, 2020 was $578,051, a decrease of $434,575 or 43%, compared to the quarter ended May 31, 2019.

Liquidity and Capital Resources

At May 31, 2020, we had cash and cash equivalents of $154,911 as compared to cash and cash equivalents of $102,919 at February 29, 2020. In order for us to continue to operate our mobile recharge business, we must deposit funds with our telecommunication company clients from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The significant cash reduction reflected on our balance sheet as of May 31, 2020, when compared to the year ended February 29, 2020, is the result of our making large deposits with our telecommunications company clients. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We currently do not have any financing arrangements in place. We did, however, raise $261,898 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933 during the quarter ended May 31, 2020.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Net cash used in operating activities	$(182,275)	$(2,139,507)
Net cash used in investing activities	$(11,578)	$(6,188)
Net cash provided by financing activities	$261,898	$957,717
Effect of exchange rates on cash & cash equivalents	$(16,053)	$2,355
Net (decrease) increase in cash and cash equivalents	$51,992	$(1,185,623)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $1,957,232 in the three months ended May 31, 2020 compared to the three months ended May 31, 2019, primarily due to a decrease in accounts receivable of $946,180 (May 31, 2019: ($112,557)), decrease in other receivable of $63,252 (May 31, 2019: ($147,959)), increase in accrual and other payable of $774,884 (May 31, 2019 : $125,344), offset by an increase in prepayment and deposit of ($1,020,797) (May 31, 2019 : ($1,486,825)), decrease in accounts payable of ($171,481) (May 31, 2019: $725,801), decrease in due to related parties of ($220,384) (May 31, 2019: ($656,767)).

Cash Flow used in Investing Activities

During the quarter ended May 31, 2020, investing activities increased by $5,390 compared to quarter ended May 31, 2019, mainly due to the increase in purchase of equipment.

Cash Flow provided by Financing Activities

During the quarter ended May 31, 2020, financing activities decreased by $695,819 compared to the quarter ended May 31, 2019, primarily due to decrease in proceeds from issuance of shares.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

The impact of Coronavirus (COVID-19)

The Company has analyzed its operations subsequent to May 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is minimal. As the Country have been slowly reopening with more businesses and the enforcing on strict controls by the Government on the containment of the spread of this virus since March, the Company business will likely be seen to be continually improves for the fiscal year 2020. However, there will be a possibility that the outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

Except for the above, the Company has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Principal Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 29, 2020.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 29, 2020.

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of May 31, 2020, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 29, 2020, our disclosure controls and procedures were not completely effective as of May 31, 2020. Management has continued to monitor the implementation of the remediation plan described below.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended February 29, 2020, management concluded that material weaknesses existed in our internal control over financial reporting. Specifically, we determined that:

•	We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company.

•	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

•	Certain control procedures were unable to be verified due to performance not being sufficiently documented.

In order to remediate the documented material weaknesses, management has begun implementing the following corrective measures:

•	management has drafted and continues to revise a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and

•	management has also drafted a revised Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for the control procedures.

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

Change in Internal Control over Financial Reporting

Other than the implementation of the remediation efforts set forth above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Quarterly Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $0.58 million during the three months ended May 31, 2020 and net losses of approximately $3.0 million, $2.9 million and $1.8 million for the years ended February 28, 2020, 2019 and 2018, respectively. As of May 31, 2020 and February 28, 2020, we had an accumulated deficit of approximately $8.4 million and $7.8 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our operating subsidiaries and contractually controlled entity report that its operations have not been materially affected at this point, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, on the market price of our common shares, and on consumer demand for consumer services, including those offered by our Company.

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

To grow our business, FingerMotion currently looks to take advantage of the immense mobile phone payment market, estimated at a monthly gross transaction volume (GTV) is estimated at US$153 billion in 2019 and is expected to increase to US$165 billion by 2024 (source: https://telecomstechnews.com/news/2019/nov/21/total-mobile-service-revenue-china-hit-165bn-end-2024-reveals-globaldata/). For the Company to continue to grow, the deposit with the Telecoms needs to increase, as the GTV we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

Li Li is the CEO, director and is also the shareholder of JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely affected.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINGERMOTION, INC.
Date: July 20, 2020	BY:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)