Form 10-Q
period 2020-08-31
FingerMotion, Inc.
filed 2020-10-20
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 33,817,057 shares of common stock outstanding as of October 14, 2020.

FINGERMOTION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

(fka Property Management Corporation of America)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended August 31, 2020

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Balance Sheets

	August 31,	February 29,
	2020	2020

ASSETS

Current Assets

Cash and cash equivalents	$419,707	$102,919
Accounts receivable	3,484,275	2,661,983
Inventories	803	—
Equipment (net of $17,580 and $9,618 depreciation)	128,616	21,339
Prepayment and deposit	4,029,227	2,483,411
Other receivables	868,170	600,455
Right-of-use asset	131,450	6,671

TOTAL ASSETS	$9,062,248	$5,876,778

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$2,458,548	$2,703,754
Accrual and other payables	3,112,392	1,043,681
Loan payable, current portion	544,900	—
Due to related parties	973,982	1,351,107
Stock subscription payables	1,218,298	—
Convertible notes payable	1,000,000	1,000,000
Note payable	66,000	66,000
Lease liability, current portion	43,807	6,671
	9,417,927	6,171,213
Non-current Liabilities
Loan payable, non-current portion	1,109,307	—
Lease liability, non-current portion	87,902	—
	1,197,209	—

TOTAL LIABILITIES	$10,615,136	$6,171,213

SHAREHOLDERS' EQUITY

Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 33,742,953 shares and 25,847,953 issued and outstanding at August 31, 2020 and February 29, 2020 respectively	3,374	2,585

Additional paid-in capital	7,789,373	7,521,587

Accumulated deficit	(9,365,854)	(7,826,754)

Accumulated other comprehensive income	15,703	3,964

Stockholders’ deficit before non-controlling interests	(1,557,404)	(298,618)

Non-controlling interests	4,516	4,183

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	(1,552,888)	(294,435)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,062,248	$5,876,778

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Operations

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019

Revenue	$3,621,054	$2,039,476	$6,363,988	$2,972,745
Cost of revenue	(3,362,663)	(1,832,747)	(5,811,158)	(2,684,390)

Gross profit (loss)	258,391	206,729	552,830	288,355

Amortization & depreciation	(5,172)	(11,327)	(7,617)	(22,345)
General & administrative expenses	(842,977)	(586,378)	(1,585,016)	(1,210,849)
Marketing Cost	(131,256)	—	(131,256)	—
Research & Development - Big Data	(123,534)	(125,385)	(227,144)	(183,988)
Stock compensation expenses	(50,033)	(255,744)	(71,710)	(661,488)

Total operating expenses	(1,152,972)	(978,834)	(2,022,743)	(2,078,670)

Net loss from operations	(894,581)	(772,105)	(1,469,913)	(1,790,315)

Other income (expense):
Interest income	261	345	406	772
Interest expense	(73,943)	166	(93,549)	(4,653)
Exchange rate gain (loss)	956	(1,359)	1,029	(1,731)
Written off of goodwill	—	—	—	(8,838)
Other income	6,591	6,404	23,260	25,590
Total other income (expense)	(66,135)	5,556	(68,854)	11,140

Net Loss	$(960,716)	$(766,549)	$(1,538,767)	$(1,779,175)

Less: Net profit attributable to the non-controlling interest	307	—	333	—

Net loss attributable to the Company’s shareholders	$(961,023)	$(766,549)	$(1,539,100)	$(1,779,175)

Other comprehensive income:
Foreign currency translation adjustments	27,613	(7,992)	11,739	4,734
Comprehensive loss	$(933,410)	$(774,541)	$(1,527,361)	$(1,774,441)
Less: comprehensive income (loss) attributable to non-controlling interest	13	—	96	—
Comprehensive loss attributable to the Company	$(933,423)	$(774,541)	$(1,527,457)	$(1,774,441)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.03)	$(0.05)	$(0.07)
Loss Per Share - Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.03)	$(0.05)	$(0.07)
Loss Per Share - Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Wgt Ave Common Shares Outstanding - Basic	33,827,736	25,807,953	31,134,312	25,807,953
Wgt Ave Common Shares Outstanding - Diluted	33,827,736	25,603,594	31,134,312	25,383,752

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Shareholders' Equity

					Accumulated
			Capital Paid		Other
	Common Stock		in Excess	Deficit	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Accumulated	Income	deficit	interest	Total

Balance at March 1, 2020	25,847,953	2,585	7,521,587	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for professional service	8,045,000	804	282,771	—	—	283,575	—	283,575
Accumulated other comprehensive income	—	—	—	—	(15,874)	(15,874)	—	(15,874)
Net (Loss)	—	—	—	(578,077)	—	(578,077)	26	(578,051)

Balance at May 31, 2020	33,892,953	3,389	7,804,358	(8,404,831)	(11,910)	(608,994)	4,209	(604,785)

Stock subscribed / (cancelled)	(150,000)	(15)	(14,985)	—	—	(15,000)	—	(15,000)
Accumulated other comprehensive income	—	—	—	—	27,613	27,613	—	27,613
Net (Loss)	—	—	—	(961,023)	—	(961,023)	307	(960,716)

Balance at Aug 31, 2020	33,742,953	3,374	7,789,373	(9,365,854)	15,703	(1,557,404)	4,516	(1,552,888)

					Accumulated
			Capital Paid		Other
	Common Stock		in Excess	Deficit	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Accumulated	Income	deficit	interest	Total

Balance at March 1, 2019	24,763,753	2,476	5,414,897	(4,822,389)	(8,952)	586,032	—	586,032

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	(485)	—	(485)	—	(485)
Common stock issued for cash	607,200	61	1,137,404	—	—	1,137,465	—	1,137,465
Common stock issued for professional service	—	—	234,834	—	—	234,834	—	234,834
Accumulated other comprehensive income	—	—	—	—	12,726	12,726	—	12,726

Net (Loss)	—	—	—	(1,012,626)	—	(1,012,626)	—	(1,012,626)
Balance at May 31, 2019	25,370,953	2,537	6,787,135	(5,835,500)	3,774	957,946	—	957,946

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	12	—	12	—	12
Common stock issued for cash	51,000	5	127,495	—	—	127,500	—	127,500
Common stock issued for professional service	100,000	10	99,990	—	—	100,000	—	100,000
Execution of convertible notes	286,000	29	406,971	—	—	407,000	—	407,000
Accumulated other comprehensive income	—	—	—	—	(7,992)	(7,992)	—	(7,992)
Net (Loss)	—	—	—	(766,549)	—	(766,549)	—	(766,549)

Balance at August 31, 2019	25,807,953	2,581	7,421,591	(6,602,037)	(4,218)	817,917	—	817,917

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Cash Flows

	Six Months Ended August 31,
	2020	2019

Net (loss)	$(1,538,767)	$(1,779,175)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Share based compensation expenses	71,710	661,488
Amortization and depreciation	7,617	2,779
Amortization of right of use assets	7,254	19,566
Written off of goodwill	—	8,838

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(822,292)	(716,050)
(Increase) decrease in prepayment and deposit	(1,333,951)	(1,121,680)
(Increase) decrease in other receivable	(267,715)	(525,228)
Increase (decrease) in accounts payable	(245,206)	1,657,137
Increase (decrease) in accrual and other payables	3,287,009	274,454
Increase (decrease) in due to related parties	(377,125)	(206,272)
Increase (decrease) in due to lease liability	(6,995)	432

Net Cash provided by (used in) operating activities	(1,218,461)	(1,723,711)

Cash flows from investing activities
Purchase of equipment	(115,239)	(11,253)

Net cash provided by (used in) investing activities	(115,239)	(11,253)

Cash flows from financing activities

Repayment to note payable	—	(370,000)
Proceeds from loan payable	1,654,207	—
Common stock issued for cash	—	1,336,473
Cancellation of shares	(15,000)	—

Net cash provided by (used in) financing activities	1,639,207	966,473

Effect of exchange rates on cash and cash equivalents	11,281	(15,567)

Net change in cash	316,788	(784,058)

Cash at beginning of period	102,919	1,337,245

Cash at end of period	$419,707	$553,187

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

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

Suzhou BuGuNiao, a 99% owned subsidiary of JiuGe Technology, was set up in July 2020 with the key objective to continuing embarking with our research and development strategy with our focus to strengthen our ongoing effort in the online space. This Studio will be based in Suzhou, China. We will be tabling a full plan in the next few months for board approvals.

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

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

The following assets and liabilities of the VIE & VIE Subsidiary are included in the accompanying consolidated financial statements of the Company as of August 31, 2020 and February 29, 2020:

	August 31, 2020	February 29, 2020
	(unaudited)
Current assets	$4,225,375	$1,966,067
Non-current assets	94,705	143,362
Total assets	4,320,080	2,109,429

Current liabilities	4,523,417	3,138,721
Non-current liabilities	—	—
Total liabilities	$4,523,417	$3,138,721

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Assets and liabilities of the VIE Subsidiary

	August 31, 2020	February 29, 2020
	(unaudited)
Current assets	$3,506,378	$3,068,108
Non-current assets	—	—
Total assets	3,506,378	3,068,108

Current liabilities	2,276,479	2,652,928
Non-current liabilities	—	—
Total liabilities	$2,276,479	$2,652,928

Operating Result of VIE

	For the Six Months Ended August 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue	$1,100,886	$1,493,044
Cost of revenue	(768,859)	(1,331,146)
Gross profit (loss)	332,027	161,898

Amortization and depreciation	(3,407)	(22,129)
General and administrative expenses	(863,257)	(555,638)
Research & Development	(66,360)	(48,292)
Share compensation expenses	—	—
Total operating expenses	(933,025)	(626,059)

Profit (loss) from operations	(600,998)	(464,161)

Interest income	371	745
Interest expense	—	(472)
Other income	17,101	15,516
Total other income (expense)	17,472	15,789

Tax expense	—	—

Net profit (loss)	$(583,526)	$(448,372)

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE Subsidiary

	For the Six Months Ended August 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue	$5,263,102	$1,479,701
Cost of revenue	$(5,042,299)	$(1,353,245)
Gross profit (loss)	$220,803	$126,456

Amortization and depreciation	$(277)	$—
General and administrative expenses	$(169,500)	$(65,834)
Research & Development	$(29,380)	$—
Share compensation expenses	$—	$—
Total operating expenses	$(199,157)	$(65,834)

Profit (loss) from operations	$21,646	$60,622

Interest income	$28	$—
Interest expense	$—	$—
Other income	$5,959	$10,074
Total other income (expense)	$5,987	$10,074

Tax expense	$(571)	$—

Net profit (loss)	$27,062	$70,696

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

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

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

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

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

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $9,365,854 and $7,826,754 as at August 31, 2020 and February 29, 2020 respectively, and had a net loss of $1,538,767 and $1,779,175 for the six months ended August 31, 2020 and 2019, respectively.

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

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 4 - Revenue

We recorded $6,363,988 and $2,972,745 in revenue, respectively, for the six months ended August 31, 2020 and 2019. The increase of $3,391,242 resulted from the consolidation of the VIE entities & its subsidiary and the new business model.

	For the Six Months Ended
	August 31, 2020	August 31, 2019
	(unaudited)	(unaudited)
Mobile Recharge	$1,067,787	$1,493,044
Sim Card	33,099	—
SMS	5,263,102	1,479,701
	$6,363,988	$2,972,745

Note 5 – Equipment

At August 31, 2020 and February 29, 2020, the company has the following amounts related to tangible assets:

	August 31, 2020	February 29, 2020
	(unaudited)
Equipment	$146,196	$30,957
Less: accumulated depreciation	(17,580)	(9,618)
Net equipment	$128,616	$21,339

No significant residual value is estimated for the equipment. Depreciation expense for the six months ended August 31, 2020 and 2019 totaled $7,617 and $2,779, respectively.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom and China Mobile for Mobile Recharge and China Mobile for SMS.

	August 31, 2020	February 29, 2020
	(unaudited)
Mobile Recharge
Deposit Paid / Prepayment	$3,094,773	$997,864
Deposit received	—	(11,783)
Net Prepaid expenses for Mobile recharge	$3,094,773	$986,081
Other deposit	807,428	916,242
Prepayment and deposit	$3,902,201	$1,902,323

	August 31, 2020	February 29, 2020
	(unaudited)
SMS Service
Deposit Paid / Prepayment	$127,026	$581,088
Deposit received	—
Net Prepaid expenses for SMS	$127,026	$581,088
Other deposit	—	—
Prepayment and deposit	$127,026	$581,088

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 7 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2020.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	August 31, 2020	February 29, 2020
Right-of-use asset	(unaudited)
Right-of-use asset, net	$131,450	$6,671

Lease liability
Current lease liability	$43,807	$6,671
Non-current lease liability	87,902	—
Total lease liability	$131,709	$—

		August 31, 2020
Remaining lease term and discount rate		(unaudited)
Weighted-average remaining lease term		3 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company's operating leases as of August 31, 2020:

2021	$46,582
Thereafter	90,058
Less: imputed interest	(4,931)
$131,709

Note 8 - Convertible Note Payable

A Note Payable having a Face Value of $1,000,000 at August 31, 2020 and accruing interest at 5% is due Oct 9, 2020. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $2.00 per share.

We estimate that the fair value of these convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 9 - Note Payable

A Note Payable having a Face Value of $66,000 at August 31, 2020 and accruing interest at 0% is due May 21, 2021.

Note 10 - Loan Payable

The following table summarizes loan principal due by the Company as of August 31, 2020:

Lender	Term	August 31, 2020
		(unaudited)
Liew Yow Ming	From Apr 8, 2020 to Apr 7, 2022	$758,063
Liew Yow Ming	From Apr 16, 2020 to Apr 15, 2022	351,244
Liew Yow Ming	From Jul 29, 2020 to Jan 28, 2021	544,900
		$1,654,207

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming are fixed at rate of 20% per annum. Interest expenses incurred on loans payable for the six months ended was $67,991.

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

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

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

On Jul 22, 2020, the Company cancelled 150,000 shares of our common stock which issued to three individuals pursuant to a financial advisory services agreement in last quarter.

During the quarter ended August 31, 2020, the Company received (i) $415,000 from subscriptions for the purchase of 830,000 shares of our common stock at a price of $0.50 per share from five individuals, (ii) $445,800 from subscriptions for the purchase of 445,800 units at a price of $1.00 per unit from 13 individuals and 3 entities, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $2.00 per share and having an expiry date of two years from the date of issuance, and (iii) $322,500 from subscriptions for the purchase of 215,000 shares of our common stock at a price of $1.50 per share from four individuals; which securities were not issued as of August 31, 2020.

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Six Months Ended
	August 31, 2020	August 31, 2019
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net Loss	$(1,538,767)	$(1,779,175)
Denominator
Weighted average number of common shares outstanding —basic	31,134,312	25,807,953
Weighted average number of common shares outstanding —diluted	31,134,312	25,383,752
Loss per common share — basic	$(0.05)	$(0.07)
Loss per common share — diluted	$(0.05)	$(0.07)

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2020 and 2019.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended August 31, 2020 and 2019.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and BuGuNiao were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2020 and 2019 are as follows:

	For the Six Months Ended
	August 31, 2020		August 31, 2019
	(unaudited)		(unaudited)
U.S. statutory tax rate	21.0%		21.0%
Foreign income not registered in the U.S.	(21.0%	)	(21.0%	)
PRC profit tax rate	25.0%		25.0%
Changes in valuation allowance and others	(25.0%	)	(25.0%	)
Effective tax rate	0.0%		0.0%

At August 31, 2020 and February 29, 2020, the Company has a deferred tax asset of $384,775 and $750,024, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At August 31, 2020 and February 29, 2020, the valuation allowance was $384,775 and $750,024, respectively.

	August 31, 2020	February 29, 2020
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$384,775	$750,024
Valuation allowance	(384,775)	(750,024)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 14 – Acquisition

Acquisition of Beijing XunLian

Consideration	$-0-

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$270
Deposits, prepayments and other receivables	863
Other payables	(9,882)

Net liabilities	$(8,749)

Goodwill	$8,749

Note 15 - Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Director of Shanghai JiuGe Technology Information Co Ltd
Mr. Liew Yow Ming	Non-controlling Stockholder

b)	The Company had the following related party balances at August 31, 2020 and February 29, 2020:

	August 31, 2020	February 29, 2020
	(unaudited)
Due to related parties:
Ms. Li Li	$(1,333,982)	$(1,351,107)

The amount due to related party is without interest and due on demand.

	August 31, 2020	February 29, 2020
	(unaudited)
Loan payables
Mr. Liew Yow Ming	$1,654,207	$—

Loans from Mr. Liew Yow Ming are fixed at rate of 20% per annum with a fixed repayment term.

FINGERMOTION, INC.

Six months ended August 31, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 16 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 17 - Subsequent Events

The impact of Coronavirus (COVID-19)

The Company has analyzed its operations subsequent to August 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is minimal. As the Country have been slowly reopening with more businesses and the enforcing on strict controls by the Government on the containment of the spread of this virus since March, the Company business will likely be seen to be continually improves for the fiscal year 2020. However, there will be a possibility that the outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

Subsequent to August 31, 2020, the Company received (i) $100,000 from a subscription for the purchase of 100,000 shares of our common stock at a price of $1.00 per share from one individuals, (ii) $75,000 from a subscription for the purchase of 50,000 shares of our common stock at a price of $1.50 per share from one individual and (iii) $75,000 from a subscription for the purchase of 50,000 units at a price of $1.50 per unit from one individual, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $3.00 per share and having an expiry date of two years from the date of issuance.

On October 19, 2020, the Company issued 830,000 shares of common stock to five individuals due to the closing of its private placement at $0.50 per share for gross proceeds of $415,000.

On October 19, the Company issued 438,500 units (each, a “Unit”) to 12 individuals and three entities due to a closing of its private placement at $1.00 per Unit for gross proceeds of $438,500. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

On October 19, 2020, the Company issued 100,000 shares of common stock to one individual due to the closing of its private placement at $1.00 per share for gross proceeds of $100,000.

On October 19, 2020, the Company issued 265,000 shares of common stock to four individuals due to the closing of its private placement at $1.50 per share for gross proceeds of $397,500.

On October 19, 2020, the Company issued 50,000 units (each, a “Unit”) to one individual due to a closing of its private placement at $1.50 per Unit for gross proceeds of $75,000. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2020, and our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 29, 2020, our most recently completed year end, to August 31, 2020, and our results of operations for the three and six months ended August 31, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest
Finger Motion Company Limited(1)	Hong Kong	100%
Finger Motion (CN) Global Limited(2)	Samoa	100%
Finger Motion (CN) Limited(3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	99%
Suzhou BuGuNiao Digital Technology Co., Ltd.(7)	PRC	99%

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd. is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd. is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Ttechnology Co., Ltd.
(7)	Suzhou BuGuNiao Digital Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

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

Results of Operations

Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Revenue	$3,621,054	$2,039,476
Cost of revenue	$(3,362,663)	$(1,832,747)
Total operating expenses	$(1,152,972)	$(978,834)
Total other income (expenses)	$(66,135)	$5,556
Net Loss attributable to the Company’s shareholders	$(961,023)	$(766,549)
Foreign currency translation adjustment	$27,613	$(7,992)
Comprehensive loss attributable to the Company	$(933,423)	$(774,541)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.03)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the Three Months Ended		Change
	Aug. 31, 2020	Aug. 31, 2019	(%)
Mobile Recharge	$673,995	742,102	(9.2%)
Sim Card	$33,099	—	100%
SMS	$2,913,960	1,297,374	125%
Total Revenue	$3,621,054	2,039,476	77.5%

We recorded $3,621,054 in revenue for the three month period ended August 31, 2020, an increase of $1,581,578 or 77.5%, compared to the three month period ended August 31, 2019. This increase resulted from an increase in revenue of $33,099 and $1,616,586 from our Sim Card and SMS businesses, respectively, offset in part by a decrease of $68,107 from our mobile recharge business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

In the quarter results, JiuGe Technology added a new business unit partnering with both China Mobile and China Unicom in offering and marketing subscription plans for new subscribers. This is strategic partnership between Telcos and JiuGe Technology, as JiuGe Technology will be leveraging on its expertise in digital marketing and cooperation with major e-commerce platforms in China to assist Telcos to expand its subscribers base and extend its new 5G products to subscribers in most efficient and cost-effective approach.

JiuGe Technology will be earning both an upfront commission plus the recurring revenue share of the newly acquired subscribers. Marketing costs have been incurred during the period to secure all these acquisitions where revenue flow will be spread over the next 12 to 15 months based on the agreement secured with the Telcos for different provinces. This is still at preliminary but JiuGe Technology is positive on the profitability of this business unit and will contribute to the total revenue stream to the Company.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the Three Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Mobile Recharge	$569,227	$658,030
Sim Card	$9,826	$—
SMS	$2,783,611	$1,174,717
Total Cost of Revenue	$3,362,663	$1,832,747

We recorded $3,362,663 in costs of revenue for the three month period ended August 31, 2020, an increase of $1,529,916 or 83%, compared to the three month period ended August 31, 2019. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the three month period ended August 31, 2020 was $258,391, an increase of $51,662 or 25%, compared to the three month period ended August 31, 2019. This increase in gross profit resulted from higher revenue and margin for the period.

Amortization & Depreciation

We recorded depreciation of $5,172 for fixed assets for the three month period ended August 31, 2020, a decrease of $6,155 or 54%, compared to the three month period ended August 31, 2019. This decrease resulted as a portion of our intangible assets have been fully amortized.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the Three Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Accounting	$11,345	$15,457
Consulting	$290,053	$166,017
Entertainment	$31,490	$80,012
IT	$27,865	$—
Rent	$31,726	$21,315
Salaries and Wages	$327,511	$203,121
Technical Fee	$23,801	$—
Others	$99,186	$100,456
Total G&A Expenses	$842,977	$586,378

We recorded $842,977 in general and administrative expenses for the three month period ended August 31, 2020, an increase of $256,599 or 44%, compared to the three month period ended August 31, 2019. The increased staff salaries, IT and technical fees are principally the result of the building of our mobile recharge business, SMS and Sim Card businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the Three Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Marketing Cost	$131,256	$—

We incurred fees of $131,256 in marketing cost in the second quarter ended August 31, 2020 for our new Sim Card business.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the Three Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Research & Development – Big Data	$123,534	$125,385

We incurred fees of $123,534 in research & development for the three month period ended August 31, 2020 as compared to $125,385 for the three month period ended August 31, 2019. The decrease of $1,851 or 1.5% was due to the foreign currency translation in salaries for the Research & Development team in PRC.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the Three Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Share compensation expenses	$50,033	$255,744

We incurred fees of $50,033 in share issuance for consultants in consideration of the services which have been provided to the company for the three month period ended August 31, 2020 as compared to $255,744 for the three month period ended August 31, 2019. The decrease of $205,711 or 80% was due to the shares for 2020 consultancy services were issued at lower deemed price.

Operating Expenses

We recorded $1,152,972 in operating expenses for the three month period ended August 31, 2020, as compared to $978,834 in operating expenses for the three month period ended August 31, 2019. The increase of $174,138 or 18%, for the three month period ended August 31, 2019 is as set forth above.

Net Loss

As a result of the foregoing, our net loss for the three month period ended August 31, 2020 was $894,581, an increase of $122,476 or 16%, compared to the three month period ended August 31, 2019.

Six Months Ended August 31, 2020 Compared to Six Months Ended August 31, 2019

The following table sets forth our results of operations for the periods indicated:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Revenue	$6,363,988	$2,972,745
Cost of revenue	$(5,811,158)	$(2,684,390)
Total operating expenses	$(2,022,743)	$(2,078,670)
Total other income (expenses)	$(68,854)	$11,140
Net Loss attributable to the Company’s shareholders	$(1,539,100)	$(1,779,175)
Foreign currency translation adjustment	$11,739	$4,734
Comprehensive loss attributable to the Company	$(1,527,457)	$(1,774,441)
Basic Loss Per Share attributable to the Company	$(0.05)	$(0.07)
Diluted Loss Per Share attributable to the Company	$(0.05)	$(0.07)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the Six Months Ended		Change
	Aug. 31, 2020	Aug. 31, 2019	(%)
Mobile Recharge	$1,067,787	1,493,044	(28%)
Sim Card	$33,099	—	100%
SMS	$5,263,102	1,479,701	256%
Total Revenue	$6,363,988	2,972,745	114%

We recorded $6,363,988 in revenue for the six month period ended August 31, 2020, an increase of $3,391,243 or 114%, compared to the six month period ended August 31, 2019. This increase resulted from an increase in revenue of $33,099 and $3,783,401 from our Sim Card and SMS businesses, respectively, offset in part by a decrease of $425,258 from our mobile recharge business. As previously disclosed, in June 2018, we paused our publishing and operating plans for existing games other projects and decided to re-focus the Company’s resources on the mobile data business, which has produced higher levels of revenue for the Company. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. We also earned revenue during the most recently completed fiscal quarter from our newly acquired SMS texting service, which business only recently became a part of the Company. The Company expects and hopes that the SMS texting service business will continue to provide solid revenue for the Company in the future.

In the quarter results, JiuGe Technology added a new business unit partnering with both China Mobile and China Unicom in offering and marketing subscription plans for new subscribers. This is strategic partnership between Telcos and JiuGe Technology, as JiuGe Technology will be leveraging on its expertise in digital marketing and cooperation with major e-commerce platforms in China to assist Telcos to expand its subscribers base and extend its new 5G products to subscribers in most efficient and cost-effective approach.

JiuGe Technology will be earning both an upfront commission plus the recurring revenue share of the newly acquired subscribers. Marketing costs have been incurred during the period to secure all these acquisitions where revenue flow will be spread over the next 12 to 15 months based on the agreement secured with the Telcos for different provinces. This is still at preliminary but JiuGe Technology is positive on the profitability of this business unit and will contribute to the total revenue stream to the Company.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Mobile Recharge	$759,033	$1,331,146
Sim Card	$9,826	$—
SMS	$5,042,299	$1,353,245
Total Cost of Revenue	$5,811,158	$2,684,390

We recorded $5,811,158 in costs of revenue for the six month period ended August 31, 2020, an increase of $3,126,768 or 116%, compared to the six month period ended August 31, 2019. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the six month period ended August 31, 2020 was $552,830, an increase of $264,475 or 92%, compared to the six month period ended August 31, 2019. This increase in gross profit resulted from higher revenue and margin for the period.

Amortization & Depreciation

We recorded depreciation of $7,617 for fixed assets for the six month period ended August 31, 2020, a decrease of $14,728 or 66%, compared to the six month period ended August 31, 2019. This decrease resulted as a portion of our intangible assets have been fully amortized.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Accounting	$26,345	$101,149
Consulting	$540,528	$422,628
Entertainment	$60,662	$132,589
IT	$45,582	$—
Rent	$72,111	$39,434
Salaries and Wages	$644,579	$317,323
Technical Fee	$47,547	$—
Others	$147,662	$197,726
Total G&A Expenses	$1,585,016	$1,210,849

We recorded $1,585,016 in general and administrative expenses for the six month period ended August 31, 2020, an increase of $374,167 or 31%, compared to the six month period ended August 31, 2019. The increased staff salaries, IT and technical fees are principally the result of the building of our mobile recharge business and SMS and Sim Card businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Marketing Cost	$131,256	$—

We incurred fees of $131,256 in marketing cost in the second quarter ended August 31, 2020 for our new Sim Card business.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Research & Development – Big Data	$227,144	$183,988

We incurred fees of $227,144 in research & development for the six month period ended August 31, 2020 as compared to $183,988 for the six month period ended August 31, 2019. The increase of $43,156 or 23% was due to increase in headcount for the Research & Development team.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Share compensation expenses	$71,710	$661,488

We incurred fees of $71,710 in share issuance for consultants in consideration of the services which have been provided to the company for the six month period ended August 31, 2020 as compared to $661,488 for the six month period ended August 31, 2019. The decrease of $589,778 or 89% was due to the shares for 2020 consultancy services were issued at lower deemed price.

Operating Expenses

We recorded $2,022,743 in operating expenses for the six month period ended August 31, 2020, as compared to $2,078,670 in operating expenses for the six month period ended August 31, 2019. The decrease of $55,928 or 3%, for the six month period ended August 31, 2019 is as set forth above.

Net Loss

As a result of the foregoing, our net loss for the six month period ended August 31, 2020 was $1,469,913, a decrease of $320,402 or 18%, compared to the six month period ended August 31, 2019.

Liquidity and Capital Resources

At August 31, 2020, we had cash and cash equivalents of $419,707 as compared to cash and cash equivalents of $102,919 at February 29, 2020. In order for us to continue to operate our mobile recharge business, we must deposit funds with our telecommunication company clients from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The significant cash reduction reflected on our balance sheet as of August 31, 2020, when compared to the year ended February 29, 2020, is the result of our making large deposits with our telecommunications company clients. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We currently do not have any financing arrangements in place. We did, however, raise $196,865 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933 during the six month period ended August 31, 2020.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the Six Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Net cash used in operating activities	$(1,218,461)	$(1,723,711)
Net cash used in investing activities	$(115,239)	$(11,253)
Net cash provided by financing activities	$1,639,207	$966,473
Effect of exchange rates on cash & cash equivalents	$11,281	$(15,567)
Net (decrease) increase in cash and cash equivalents	$316,788	$(784,058)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $505,250 in the six months ended August 31, 2020 compared to the six months ended August 31, 2019, primarily due to increase in accrual and other payable of $3,287,009 (Aug. 31, 2019: $274,454) offset by an increase in accounts receivable of ($822,292) (Aug. 31, 2019: ($716,050)), increase in prepayment and deposit of ($1,333,951) (Aug. 31, 2019: ($1,121,680)), increase in other receivable of ($267,715) (Aug. 31, 2019: ($525,228)), decrease in accounts payable of ($245,206) (Aug. 31, 2019: $1,657,137), decrease in due to related parties of ($377,125) (Aug. 31, 2019: ($206,272)) and decrease in lease liability of ($6,995) (Aug. 31, 2019: $432).

Cash Flow used in Investing Activities

During the six month period ended August 31, 2020, investing activities increased by $103,986 compared to the six month period ended August 31, 2019, mainly due to the increase in the purchase of equipment.

Cash Flow provided by Financing Activities

During the six month period ended August 31, 2020, financing activities increased by $672,734 compared to the six month period ended August 31, 2019, primarily due to loan from non-controlling stockholder.

Trends and Uncertainties

The impact of Coronavirus (COVID-19)

The Company has analyzed its operations and has found that the impact of COVID-19 on the Company is minimal. As the PRC has been reopening with more businesses and the enforcing on strict controls by the PRC Government on the containment of the spread of this virus since March, the Company’s business is expected to continually improve for the fiscal year 2021. However, there will be a possibility that the outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Subsequent to August 31, 2020, the Company received (i) $100,000 from a subscription for the purchase of 100,000 shares of our common stock at a price of $1.00 per share from one individuals, (ii) $75,000 from a subscription for the purchase of 50,000 shares of our common stock at a price of $1.50 per share from one individual and (iii) $75,000 from a subscription for the purchase of 50,000 units at a price of $1.50 per unit from one individual, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $3.00 per share and having an expiry date of two years from the date of issuance.

On October 19, 2020, the Company issued 830,000 shares of common stock to five individuals due to the closing of its private placement at $0.50 per share for gross proceeds of $415,000.

On October 19, the Company issued 438,500 units (each, a “Unit”) to 12 individuals and three entities due to a closing of its private placement at $1.00 per Unit for gross proceeds of $438,500. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

On October 19, 2020, the Company issued 100,000 shares of common stock to one individual due to the closing of its private placement at $1.00 per share for gross proceeds of $100,000.

On October 19, 2020, the Company issued 265,000 shares of common stock to four individuals due to the closing of its private placement at $1.50 per share for gross proceeds of $397,500.

On October 19, 2020, the Company issued 50,000 units (each, a “Unit”) to one individual due to a closing of its private placement at $1.50 per Unit for gross proceeds of $75,000. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of August 31, 2020, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 29, 2020, our disclosure controls and procedures were not completely effective as of August 31, 2020. Management has continued to monitor the implementation of the remediation plan described below.

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

Change in Internal Control over Financial Reporting

Other than the implementation of the remediation efforts set forth above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $1.53 million during the six month period ended August 31, 2020 and net losses of approximately $3.0 million, $2.9 million and $1.8 million for the years ended February 28, 2020, 2019 and 2018, respectively. As of August 31, 2020 and February 29, 2020, we had an accumulated deficit of approximately $9.4 million and $7.8 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

On Jul 22, 2020, we cancelled 150,000 shares of our common stock which we issued to three individuals pursuant to a financial advisory services agreement on May 8, 2020.

On September 24, 2020, we issued 40,000 shares of our common stock to one entity pursuant to a settlement agreement, dated September 4, 2020, with respect to a Business Development Consulting Agreement, dated June 11, 2020, at a deemed price of $3.40 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act with respect to such issuance as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On September 25, 2020, we issued 34,104 shares or our common stock at a deemed price of $3.90 per share to one entity pursuant to a marketing services agreement. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such share as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 830,000 shares of common stock to five individuals due to the closing of its private placement at $0.50 per share for gross proceeds of $415,000. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) and/or Section 4(a)(2) of the Securities Act for the issuance of the shares to the one U.S. person. In addition, we relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the four non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On October 19, the Company issued 438,500 units (each, a “Unit”) to 12 individuals and three entities due to a closing of its private placement at $1.00 per Unit for gross proceeds of $438,500. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) and/or Section 4(a)(2) of the Securities Act for the issuance of the Units to U.S. persons. In addition, we relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of Units to non-U.S. persons as the securities were issued to the individuals/entities through offshore transactions which were negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 100,000 shares of common stock to one individual due to the closing of its private placement at $1.00 per share for gross proceeds of $100,000. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the one non-U.S. person as the securities were issued to the individual through an offshore transaction which were negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 265,000 shares of common stock to four individuals due to the closing of its private placement at $1.50 per share for gross proceeds of $397,500. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the four non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 50,000 units (each, a “Unit”) to one individual due to a closing of its private placement at $1.50 per Unit for gross proceeds of $75,000. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of Units to the non-U.S. person as the securities were issued to the individual through an offshore transaction which were negotiated and consummated outside of the United States.

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

On Jul 22, 2020, we cancelled 150,000 shares of our common stock which issued to three individuals pursuant to a financial advisory services agreement in last quarter.

On September 25, 2020, we issued 34,104 shares or our common stock at a deemed price of $3.90 per share to one entity pursuant to a marketing services agreement. We relied on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such share as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 830,000 shares of common stock to five individuals due to the closing of its private placement at $0.50 per share for gross proceeds of $415,000. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) and/or Section 4(a)(2) of the Securities Act for the issuance of the shares to the one U.S. person. In addition, we relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the four non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On October 19, the Company issued 438,500 units (each, a “Unit”) to 12 individuals and three entities due to a closing of its private placement at $1.00 per Unit for gross proceeds of $438,500. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) and/or Section 4(a)(2) of the Securities Act for the issuance of the Units to U.S. persons. In addition, we relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of Units to non-U.S. persons as the securities were issued to the individuals/entities through offshore transactions which were negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 100,000 shares of common stock to one individual due to the closing of its private placement at $1.00 per share for gross proceeds of $100,000. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the one non-U.S. person as the securities were issued to the individual through an offshore transaction which were negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 265,000 shares of common stock to four individuals due to the closing of its private placement at $1.50 per share for gross proceeds of $397,500. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the four non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On October 19, 2020, the Company issued 50,000 units (each, a “Unit”) to one individual due to a closing of its private placement at $1.50 per Unit for gross proceeds of $75,000. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of Units to the non-U.S. person as the securities were issued to the individual through an offshore transaction which were negotiated and consummated outside of the United States.

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

FINGERMOTION, INC.
Date: October 20, 2020	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)