Form 10-Q
period 2020-11-30
FingerMotion, Inc.
filed 2021-01-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 36,200,557 shares of common stock outstanding as of January 12, 2021.

FINGERMOTION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

(fka Property Management Corporation of America)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended November 30, 2020

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Balance Sheets

	November 30,	February 29,
	2020	2020
ASSETS

Current Assets
Cash and cash equivalents	$989,103	$102,919
Accounts receivable	4,044,124	2,661,983
Inventories	1,380	—
Equipment (net of $21,921 and $9,618 depreciation)	111,595	21,339
Intangible assets (net of $248,578 and $200,000 depreciation)	169,492	—
Prepayment and deposit	2,097,210	2,483,411
Other receivables	1,879,232	600,455
Right-of-use asset	125,108	6,671

TOTAL ASSETS	$9,417,244	$5,876,778

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$3,090,261	$2,703,754
Accrual and other payables	976,979	1,043,681
Loan payable, current portion	544,900	—
Due to related parties	663,592	1,351,107
Stock subscription payables	2,226,000	—
Convertible notes payable	1,000,000	1,000,000
Note payable	66,000	66,000
Lease liability, current portion	45,874	6,671
	8,613,606	6,171,213
Non-current Liabilities
Loan payable, non-current portion	1,109,307	—
Lease liability, non-current portion	79,907	—
	1,189,214	—

TOTAL LIABILITIES	$9,802,820	$6,171,213

SHAREHOLDERS' EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—
Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 36,200,557 shares and 25,847,953 issued and outstanding at November 30, 2020 and February 29, 2020 respectively	3,620	2,585

Additional paid-in capital	9,567,378	7,521,587

Accumulated deficit	(10,074,007)	(7,826,754)

Accumulated other comprehensive income	110,410	3,964

Stockholders’ deficit before non-controlling interests	(392,599)	(298,618)

Non-controlling interests	7,023	4,183

TOTAL SHAREHOLDERS' EQUITY (DEFICIT )	(385,576)	(294,435)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,417,244	$5,876,778

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019

Revenue	$4,881,601	$2,692,734	$11,245,589	$5,665,479
Cost of revenue	(4,261,058)	(2,255,274)	(10,072,216)	(4,939,664)

Gross profit (loss)	620,543	437,460	1,173,373	725,815

Amortization & depreciation	(45,734)	(11,855)	(53,351)	(34,200)
General & administrative expenses	(793,550)	(665,949)	(2,378,566)	(1,876,798)
Marketing Cost	(136,960)	—	(268,216)	—
Research & Development - Big Data	(124,723)	(96,627)	(351,867)	(280,615)
Stock compensation expenses	(201,007)	(227,799)	(272,717)	(889,287)

Total operating expenses	(1,301,974)	(1,002,230)	(3,324,717)	(3,080,900)

Net loss from operations	(681,431)	(564,770)	(2,151,344)	(2,355,085)

Other income (expense):
Interest income	1,009	334	1,415	1,106
Interest expense	(90,864)	(145)	(184,413)	(4,798)
Exchange rate gain (loss)	171	91	1,200	(1,640)
Written off of goodwill	—	—	—	(8,838)
Other income	65,469	67,797	88,729	93,387
Total other income (expense)	(24,215)	68,077	(93,069)	79,217

Net Loss	$(705,646)	$(496,693)	$(2,244,413)	$(2,275,868)

Less: Net profit attributable to the non-controlling interest	2,507	—	2,840	—

Net loss attributable to the Company’s shareholders	$(708,153)	$(496,693)	$(2,247,253)	$(2,275,868)

Other comprehensive income:
Foreign currency translation adjustments	94,707	18,003	106,446	22,737
Comprehensive loss	$(613,446)	$(478,690)	$(2,140,807)	$(2,253,131)
Less: comprehensive income (loss) attributable to non-controlling interest	315	—	411	—
Comprehensive loss attributable to the Company	$(613,761)	$(478,690)	$(2,141,218)	$(2,253,131)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.02)	$(0.02)	$(0.07)	$(0.09)
Loss Per Share - Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.09)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.02)	$(0.02)	$(0.07)	$(0.09)
Loss Per Share - Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.09)

Wgt Ave Common Shares Outstanding - Basic	35,032,380	25,847,953	32,424,218	25,847,953
Wgt Ave Common Shares Outstanding - Diluted	35,032,380	25,834,766	32,424,218	25,532,997

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Accumulated	Income	deficit	interest	Total
Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for professional service	8,045,000	804	282,771	—	—	—	283,575	—	283,575
Accumulated other comprehensive income	—	—	—	—	—	(15,874)	(15,874)	—	(15,874)
Net (Loss)	—	—	—	—	(578,077)	—	(578,077)	26	(578,051)

Balance at May 31, 2020	33,892,953	3,389	7,804,358	—	(8,404,831)	(11,910)	(608,994)	4,209	(604,785)

Stock subscribed / (cancelled)	(150,000)	(15)	(14,985)	—	—	—	(15,000)	—	(15,000)
Accumulated other comprehensive income	—	—	—	—	—	27,613	27,613	—	27,613
Net (Loss)	—	—	—	—	(961,023)	—	(961,023)	307	(960,716)

Balance at August 31, 2020	33,742,953	3,374	7,789,373	—	(9,365,854)	15,703	(1,557,404)	4,516	(1,552,888)

Common stock issued for cash	1,683,500	169	1,360,831	—	—	—	1,361,000	—	1,361,000
Common stock issued for professional service	774,104	77	417,174	—	—	—	417,251	—	417,251
Accumulated other comprehensive income	—	—	—	—	—	94,707	94,707	—	94,707
Net (Loss)	—	—	—	—	(708,153)	—	(708,153)	2,507	(705,646)

Balance at November 30, 2020	36,200,557	3,620	9,567,378	—	(10,074,007)	110,410	(392,599)	7,023	(385,576)

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Deficit	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Accumulated	Income	deficit	interest	Total

Balance at March 1, 2019	24,763,753	2,476	5,414,897	—	(4,822,389)	(8,952)	586,032	—	586,032

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	(485)	—	(485)	—	(485)
Common stock issued for cash	607,200	61	1,137,404	—	—	—	1,137,465	—	1,137,465
Common stock issued for professional service	—	—	234,834	—	—	—	234,834	—	234,834
Accumulated other comprehensive income	—	—	—	—	—	12,726	12,726	—	12,726
Net (Loss)	—	—	—	—	(1,012,626)	—	(1,012,626)	—	(1,012,626)

Balance at May 31, 2019	25,370,953	2,537	6,787,135	—	(5,835,500)	3,774	957,946	—	957,946

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	12	—	12	—	12
Common stock issued for cash	51,000	5	127,495	—	—	—	127,500	—	127,500
Common stock issued for professional service	100,000	10	99,990	—	—	—	100,000	—	100,000
Execution of convertible notes	286,000	29	406,971	—	—	—	407,000	—	407,000
Accumulated other comprehensive income	—	—	—	—	—	(7,992)	(7,992)	—	(7,992)
Net (Loss)	—	—	—	—	(766,549)	—	(766,549)	—	(766,549)

Balance at August 31, 2019	25,807,953	2,581	7,421,591	—	(6,602,037)	(4,218)	817,917	—	817,917

Impact of Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	1	—	1	—	1
Common stock issued for cash	40,000	4	99,996	—	—	—	100,000	—	100,000
Accumulated other comprehensive income	—	—	—	—	—	18,003	18,003	—	18,003
Net (Loss)	—	—	—	—	(496,694)	—	(496,694)	—	(496,694)

Balance at November 30, 2019	25,847,953	2,585	7,521,587	—	(7,098,730)	13,785	439,227	—	439,227

FingerMotion, Inc.

fka Property Management Corp of America

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30,	November 30,
	2020	2019

Net (loss)	$(2,244,413)	$(2,275,868)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share based compensation expenses	272,717	817,232
Amortization and depreciation	53,351	4,851
Amortization of right of use assets	18,470	29,349
Written off of goodwill	—	8,838

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,382,141)	(1,461,642)
(Increase) decrease in prepayment and deposit	814,310	(821,236)
(Increase) decrease in other receivable	(1,278,777)	(359,441)
(Increase) decrease in inventories	(1,380)	—
Increase (decrease) in accounts payable	386,507	1,342,326
Increase (decrease) in accrual and other payables	(66,702)	1,808,777
Increase (decrease) in due to related parties	(687,515)	(674,584)
Increase (decrease) in due to lease liability	(17,797)	322

Net Cash provided by (used in) operating activities	(4,133,370)	(1,581,076)

Cash flows from investing activities
Purchase of equipment	(102,559)	(16,291)
(Increase) in intangible assets	(218,070)	—

Net cash provided by (used in) investing activities	(320,629)	(16,291)

Cash flows from financing activities
Repayment to notes payable	—	(370,000)
Proceed from loan payable	1,654,207	—
Advances from stock subscription payable	2,226,000
Common stock issued for cash	1,361,000	1,280,729
Cancellation of shares	(15,000)	—

Net cash provided by (used in) financing activities	5,226,207	910,729

Effect of exchange rates on cash and cash equivalents	113,976	(7,261)

Net change in cash	886,184	(693,899)

Cash at beginning of period	102,919	1,337,245

Cash at end of period	$989,103	$643,346

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

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

The Company changed its name to FingerMotion, Inc. on July 13, 2017 after a change in control. In July 2017, the Company acquired all of the outstanding shares of Finger Motion Company Limited (“FMCL”), a Hong Kong corporation that is an information technology company which specialize in operating and publishing mobile games.

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

Finger Motion Financial Group Limited was organized on December 10, 2019 and is 100% owned by FingerMotion, Inc. This company is currently dormant and was organized as a holding company for Finger Motion Financial Company Limited, which was organized on January 24, 2020, which is 100% owned by Finger Motion Financial Group Limited. Finger Motion Financial Company Limited is currently dormant and was organized to operate the insurtech business once it is fully commercialized.

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

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

The following assets and liabilities of the VIE & VIE Subsidiary are included in the accompanying consolidated financial statements of the Company as of November 30, 2020 and February 29, 2020:

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Assets and liabilities of the VIE

	November 30, 2020	February 29, 2020
	(unaudited)
Current assets	$2,366,453	$1,966,067
Non-current assets	71,681	143,362
Total assets	2,438,134	2,109,429

Current liabilities	4,404,059	3,138,721
Non-current liabilities	—	—
Total liabilities	$4,404,059	$3,138,721

Assets and liabilities of the VIE Subsidiary

	November 30, 2020	February 29, 2020
	(unaudited)
Current assets	$4,920,207	$3,068,108
Non-current assets	—	—
Total assets	4,920,207	3,068,108

Current liabilities	4,179,965	2,652,928
Non-current liabilities	—	—
Total liabilities	$4,179,965	$2,652,928

Operating Result of VIE

	For the Nine Months Ended November 30, 2020	For the Nine Months Ended November 30, 2019
	(unaudited)	(unaudited)
Revenue	$1,583,461	$1,754,793
Cost of revenue	(928,451)	(1,513,799)
Gross profit (loss)	655,010	240,994

Amortization and depreciation	(5,216)	(33,384)
General and administrative expenses	(1,393,511)	(879,167)
Research & Development	(100,083)	(76,073)
Total operating expenses	(1,498,810)	(988,624)

Profit (loss) from operations	(843,800)	(747,630)

Interest income	1,344	894
Interest expense	—	(616)
Other income	14,263	441,840
Total other income (expense)	15,607	442,118

Tax expense	—	—

Net profit (loss)	$(828,193)	$(305,512)

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE Subsidiary

	For the Nine Months Ended November 30, 2020	For the Nine Months Ended November 30, 2019
	(unaudited)	(unaudited)
Revenue	$9,662,128	$3,910,686
Cost of revenue	$(9,143,765)	$(3,425,864)
Gross profit (loss)	$518,363	$484,822

Amortization and depreciation	$(491)	$—
General and administrative expenses	$(244,731)	$(130,852)
Research & Development	$(44,984)	$—
Share compensation expenses	$—	$—
Total operating expenses	$(290,206)	$(130,852)

Profit (loss) from operations	$228,157	$353,970

Interest income	$38	$182
Interest expense	$—	$—
Other income	$56,370	$9,842
Total other income (expense)	$56,408	$10,024

Tax expense	$(579)	$—

Net profit (loss)	$283,986	$363,994

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

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

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

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

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

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,074,007 and $7,826,754 as at November 30, 2020 and February 29, 2020 respectively, and had a net loss of $2,244,413 and $2,275,868 for the nine months ended November 30, 2020 and 2019, respectively.

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

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 4 - Revenue

We recorded $11,245,589 and $5,665,479 in revenue, respectively, for the nine months ended November 30, 2020 and 2019. The increase of $5,580,110 resulted from the consolidation of businesses of VIE entities & its subsidiary.

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
	(unaudited)	(unaudited)
Telecommunication Products & Services	$1,583,461	$1,754,793
SMS & MMS Business	9,662,128	3,910,686
	$11,245,589	$5,665,479

Note 5 – Equipment

At November 30, 2020 and February 29, 2020, the company has the following amounts related to tangible assets:

	November 30, 2020	February 29, 2020
	(unaudited)
Equipment	$133,516	$30,957
Less: accumulated depreciation	(21,921)	(9,618)
Net equipment	$111,595	$21,339

No significant residual value is estimated for the equipment. Depreciation expense for the nine months ended November 30, 2020 and 2019 totaled $7,524 and $4,851, respectively.

Note 6 – Intangible Assets

At November 30, 2020 and February 29, 2020, the company has the following amounts related to intangible assets:

	November 30, 2020	February 29, 2020
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	218,070
	418,070
Less: accumulated amortization	(248,578)	(200,000)
Net intangible assets	$169,492	$-0-

No significant residual value is estimated for these intangible assets. Amortization expense for the nine periods ended November 30, 2020 and 2019 totaled $45,827 and $nil, respectively.

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 7 – Prepaid Expenses

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. The significant movement was mainly due to inception of Finger Motion (CN) Limited and its China entities on October 16, 2018. Our current vendors are China Unicom and China Mobile for Telecommunication Products & Services and China Mobile for SMS & MMS business.

	November 30, 2020	February 29, 2020
Telecommunication Products & Services	(unaudited)
Deposit Paid / Prepayment	$1,393,506	$997,864
Deposit received	—	(11,783)
Net Prepaid expenses for Mobile recharge	$1,393,506	$986,081
Other prepayment	422,913	916,242
Prepayment and deposit	$1,816,419	$1,902,323

	November 30, 2020	February 29, 2020
SMS & MMS Business	(unaudited)
Deposit Paid / Prepayment	$280,791	$581,088
Deposit received	—
Net Prepaid expenses for SMS	$280,791	$581,088
Other prepayment	—	—
Prepayment and deposit	$280,791	$581,088

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2020.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	November 30, 2020	February 29, 2020
Right-of-use asset	(unaudited)
Right-of-use asset, net	$125,108	$6,671

Lease liability
Current lease liability	$45,874	$6,671
Non-current lease liability	79,907	—
Total lease liability	$125,781	$—

		November 30, 2020
Remaining lease term and discount rate		(unaudited)
Weighted-average remaining lease term		3 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company's operating leases as of November 30, 2020:

2021	$48,479
Thereafter	81,606
Less: imputed interest	(4,304)
$125,781

Note 9 - Convertible Note Payable

A note payable having a principal amount of $1,000,000 at November 30, 2020 and accruing interest at 5% per annum, which was due and payable on October 9, 2020, was extended by the parties for an additional three months until January 9, 2021. The note is convertible at anytime from the date of issuance at the option of the holder into shares of common stock par value $0.0001 par value of the Company at a price of $2.00 per share.

We estimate that the fair value of this convertible debt is approximately the principal amount, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 10 - Note Payable

A note payable having a principal amount of $66,000 at November 30, 2020 and accruing interest at 0% per annum is due and payable on May 21, 2021.

Note 11 - Loan Payable

The following table summarizes loan principal due by the Company as of November 30, 2020:

Lender	Term	November 30, 2020
		(unaudited)
Liew Yow Ming	From Apr 8, 2020 to Apr 7, 2022	$758,063
Liew Yow Ming	From Apr 16, 2020 to Apr 15, 2022	351,244
Liew Yow Ming	From Jul 29, 2020 to Jan 28, 2021	544,900
		$1,654,207

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming bear interest at a fixed rate of 20% per annum. Interest expenses incurred on loans payable for the nine months ended November 30, 2020 was $153,577.

Note 12 - Common Stock

On June 21, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting a 1 for 4 reverse stock split of the Company's outstanding shares of common stock and increase in the authorized shares of common stock to 200,000,000 and a name change of the Company from Property Management Corporation of America to FingerMotion, Inc. (the "Corporate Actions"). The Corporate Actions and the amendment to the Certificate of Incorporation became effective on June 21, 2017.

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

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 12 - Common Stock (Continued)

The Company issued an aggregate of 44,000 shares of common stock at a deemed price of $2.50 per share during the fiscal year ended February 29, 2020 pursuant to the conversion of promissory notes in the aggregate amount of $100,000 plus interest of $4,000.

On May 1, 2020, the Company issued an aggregate of 7,645,000 shares of common stock at a deemed price of $0.20 per share to 24 individuals and two entities pursuant to consulting agreements, management agreements and to employees.

On May 8, 2020, the Company issued an aggregate of 150,000 shares of common stock at a deemed price of $0.40 per share to three individuals pursuant to a financial advisory services agreement.

On May 15, 2020, the Company issued 250,000 shares of common stock at a deemed price of $0.25 per share to one entity pursuant to a management consulting agreement.

On July 22, 2020, the Company cancelled 150,000 shares of common stock which it issued to three individuals pursuant to a financial advisory services agreement on May 8, 2020.

On September 24, 2020, the Company issued 40,000 shares of common stock to one entity pursuant to a settlement agreement with respect to a business development consulting agreement at a deemed price of $3.40 per share.

On September 25, 2020, the Company issued 34,104 shares of common stock to a consultant pursuant to a marketing services agreement at a deemed price of $3.90 per share.

On October 2, 2020, the Company issued 700,000 shares of common stock to four individuals and one entity pursuant to consulting agreements and management agreements at a deemed price of $0.21 per share.

On October 19, 2020, the Company issued 830,000 shares of common stock to five individuals due to the closing of its private placement at $0.50 per share for gross proceeds of $415,000.

On October 19, the Company issued 438,500 units (each, a “Unit”) to 12 individuals and three entities due to a closing of its private placement at $1.00 per Unit for gross proceeds of $438,500. Each Unit consists of one share of common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of common stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

On October 19, 2020, the Company issued 100,000 shares of common stock to one individual due to the closing of its private placement at $1.00 per share for gross proceeds of $100,000.

On October 19, 2020, the Company issued 265,000 shares of common stock to four individuals due to the closing of its private placement at $1.50 per share for gross proceeds of $397,500.

On October 19, 2020, the Company issued 50,000 units (each, a “Unit”) to one individual due to a closing of its private placement at $1.50 per Unit for gross proceeds of $75,000. Each Unit consists of one share of common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 12 - Common Stock (Continued)

During the quarter ended November 30, 2020, the Company received $1,345,999.50 from subscriptions for the purchase of 897,333 units (each a “Unit”) of the Company at a price of $1.50 per Unit from 17 individuals and 4 entities, which securities have not been issued as of November 30, 2020. Each Unit consists of one share of common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years form the date of issuance of the Warrants. In addition, during the quarter ended November 30, 2020, the Company received $880,000 from subscriptions for the purchase of 440,000 shares of common stock of the Company at a price of $2.00 per share from 12 individuals, which securities have not been issued as of November 30, 2020.

Note 13 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
	(unaudited)	(unaudited)

Numerator - basic and diluted
Net Loss	$(2,244,413)	$(2,275,868)
Denominator
Weighted average number of common shares outstanding —basic	32,424,218	25,847,953
Weighted average number of common shares outstanding —diluted	32,424,218	25,532,997
Loss per common share — basic	$(0.07)	$(0.09)
Loss per common share — diluted	$(0.07)	$(0.09)

Note 14 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2020 and 2019.

Hong Kong

Finger Motion Company Limited and Finger Motion (CN) Limited are incorporated in Hong Kong and are subject to Hong Kong’s profits tax rate of 16.5%. Both the companies generated a taxable loss for the nine months ended November 30, 2020 and 2019. Finger Motion Financial Company Limited is incorporated in Hong Kong and does not currently have any operations.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Suzhou BuGuNiao are incorporated in the People’s Republic of China and are subject to PRC income tax at 25%.

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2020 and 2019 are as follows:

	For the Nine Months Ended
	November 30, 2020		November 30, 2019
	(unaudited)		(unaudited)
U.S. statutory tax rate	21.0%		21.0%
Foreign income not registered in the U.S.	(21.0%	)	(21.0%	)
PRC profit tax rate	25.0%		25.0%
Changes in valuation allowance and others	(25.0%	)	(25.0%	)
Effective tax rate	0.0%		0.0%

At November 30, 2020 and February 29, 2020, the Company has a deferred tax asset of $561,813 and $750,024, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At November 30, 2020 and February 29, 2020, the valuation allowance was $561,813 and $750,024, respectively.

	November 30, 2020	February 29, 2020
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$561,813	$750,024
Valuation allowance	(561,813)	(750,024)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 15 – Acquisition

On March 7, 2019, JiuGe Technology also acquired 99% of equity interest of Beijing XunLian, a subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

The following table summarizes the consideration paid for Beijing XunLian and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration	$-0-

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$270
Deposits, prepayments and other receivables	863
Other payables	(9,882)

Net liabilities	$(8,749)

Goodwill	$8,749

Note 16 – Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company

Ms. Li Li	Non-controlling Stockholder, Legal Representative of Shanghai JiuGe Technology Information Co Ltd
Mr. Liew Yow Ming	Non-controlling Stockholder

b)	The Company had the following related party balances at November 30, 2020 and February 29, 2020:

	November 30, 2020	February 29, 2020
	(unaudited)
Due to related parties:
Ms. Li Li	$(663,592)	$(1,351,107)

The amount due to related party is without interest and due on demand.

	November 30, 2020	February 29, 2020
	(unaudited)
Loan payables
Mr. Liew Yow Ming	$1,654,207	$—

Loans from Mr. Liew Yow Ming are fixed at an interest rate of 20% per annum with a fixed repayment term. Interest expenses were $153,577 and $nil for the nine months ended November 30, 2020 and 2019, respectively.

FINGERMOTION, INC.

Nine months ended November 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

Note 17 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it or its subsidiaries.

Note 18 - Subsequent Events

The impact of Coronavirus (COVID-19)

The Company has analyzed its operations subsequent to November 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is minimal. As the Country have been slowly reopening with more businesses and the enforcing on strict controls by the Government on the containment of the spread of this virus since March, the Company business will likely be seen to be continually improves for the fiscal year 2020. However, there will be a possibility that the outbreak may worsen at a later point in time where it may impact the growth of the business, all of which are uncertain and cannot be predicted at this point.

Subsequent to November 30, 2020, the Company issued 1,604,334 units (each, a “Unit”) to 28 individuals and five entities due to the closing of its private placement at $1.50 per Unit for gross proceeds of $2,406,501. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

Subsequent to November 30, 2020, the Company issued 534,500 shares of common stock to 16 individuals due to the closing of its private placement at $2.00 per share for gross proceeds of $1,069,000.

Subsequent to November 30, 2020, the Company issued 500,000 shares of common stock to one individual pursuant to the conversion of the outstanding convertible note at a price of $2.00 per share.

Subsequent to November 30, 2020, the Company issued 34,103 shares of common stock to one entity pursuant to a marketing services agreement at a deemed price of $3.90 per share.

Subsequent to November 30, 2020, the Company issued 5,000 shares of common stock to one individual pursuant to a consulting agreement at a deemed price of $2.00 per share.

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the nine months ended November 30, 2020, and our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 29, 2020, our most recently completed year end, to November 30, 2020, and our results of operations for the three and nine months ended November 30, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest
Finger Motion Company Limited(1)	Hong Kong	100%
Finger Motion (CN) Global Limited(2)	Samoa	100%
Finger Motion (CN) Limited(3)	Hong Kong	100%
Finger Motion Financial Group Limited(4)	Samoa	100%
Finger Motion Financial Company Limited(5)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(6)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(7)	PRC	Contractually controlled (7)
Beijing XunLian TianXia Technology Co., Ltd.(8)	PRC	99%
Suzhou BuGuNiao Digital Technology Co., Ltd.(9)	PRC	99%

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Finger Motion Financial Group Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(5)	Finger Motion Financial Company Limited is a wholly-owned subsidiary of Finger Motion Financial Group Limited.
(6)	Shanghai JiuGe Business Management Co., Ltd. is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(7)	Shanghai JiuGe Information Technology Co., Ltd. is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(8)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Ttechnology Co., Ltd.
(9)	Suzhou BuGuNiao Digital Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

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

Recent Developments

In March 2019, JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”) and, through Beijing Technology, entered into the business of mass SMS text message service as a compliment to its mobile payment and recharge business. The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Currently, our SMS integrated platform is scalable to process more than 150 million SMS text messages per month. Beijing Technology retains a license from the Ministry of Industry and Information Technology to operate SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including obtaining government approval, until the SMS messages have been delivered successfully.

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

Results of Operations

Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Revenue	$4,881,601	$2,692,734
Cost of revenue	$(4,261,058)	$(2,255,274)
Total operating expenses	$(1,301,974)	$(1,002,230)
Total other income (expenses)	$(24,215)	$68,077
Net Loss attributable to the Company’s shareholders	$(708,153)	$(496,693)
Foreign currency translation adjustment	$94,707	$18,003
Comprehensive loss attributable to the Company	$(613,761)	$(478,690)
Basic Loss Per Share attributable to the Company	$(0.02)	$(0.02)
Diluted Loss Per Share attributable to the Company	$(0.02)	$(0.02)

Revenue

The following table sets forth the Company’s revenue from its different lines of businesses for the periods indicated:

	For the Three Months Ended		Change
	November 30, 2020	November 30, 2019	(%)
Telecommunication Products & Services	$482,575	261,748	84%
SMS & MMS Business	$4,399,026	2,430,985	81%
Total Revenue	$4,881,601	2,692,733	81%

We recorded $4,881,601 in revenue for the three months period ended November 30, 2020, an increase of $2,188,868 or 81%, compared to the three months period ended November 30, 2019.  This increase resulted from an increase in revenue of $220,827 and $1,968,040 from our Telecommunication Products & Services and SMS & MMS businesses, respectively. The SMS & MMS business have improved and will continue to provide the solid revenue stream for the Company in the future. The Company acquired the SMS & MMS business in April 2019 and have since contributed to the total revenue. As for the Telecommunication Products & Services, we earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile payment business, we expect that revenues will continue to grow.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Telecommunication Products & Services	$159,592	$182,653
SMS & MMS Business	$4,101,466	$2,072,620
Total Cost of Revenue	$4,261,058	$2,255,273

We recorded $4,261,058 in costs of revenue for the three months period ended November 30, 2020, an increase of $2,005,785 or 89%, compared to the three months period ended November 30, 2019. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the three months period ended November 30, 2020 was $620,543, an increase of $183,083 or 42%, compared to the three months period ended November 30, 2019. This increase in gross profit resulted from higher revenue and margin for the period.

Amortization & Depreciation

We recorded depreciation of $45,734 for fixed assets for the three months period ended November 30, 2020, an increase of $33,879 or 286%, compared to the three months period ended November 30, 2019. This increase resulted in purchase of equipment and investment in platforms.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Accounting	$15,650	$14,219
Consulting	$304,277	$280,323
Entertainment	$37,602	$60,927
IT	$16,826	$—
Rent	$14,320	$18,775
Salaries and Wages	$338,156	$270,667
Technical Fee	$—	$—
Others	$66,719	$21,038
Total G&A Expenses	$793,550	$665,949

We recorded $793,550 in general and administrative expenses for the three months period ended November 30, 2020, an increase of $127,601 or 19%, compared to the three months period ended November 30, 2019. The increase of consulting, and staff salaries are principally the result of the building of our mobile payment and SMS businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Marketing Cost	$136,960	$—

We incurred fees of $136,960 in marketing cost in the third quarter ended November 30, 2020 for our telecommunication products and services business.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Research & Development – Big Data	$124,723	$96,627

We incurred fees of $124,723 in research & development for the three months period ended November 30, 2020 as compared to $96,627 for the three months period ended November 30, 2019. The increase of $28,096 or 29% was due to higher data access and usage fee charged by the telecommunications company.

The Insurtech division of the Company that focuses on consumer behavioral insights extraction for the purpose of risk assessment. Insights are derived from various data sources with the primary sources being the telecommunication data. The initial phase of business application is to focus on insurance industry particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by mid of 2021.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Share compensation expenses	$201,007	$227,799

We incurred fees of $201,007 in share issuance for consultants in consideration of the services which have been provided to the company for the three months period ended November 30, 2020 as compared to $227,799 for the three months period ended November 30, 2019.

Operating Expenses

We recorded $1,301,974 in operating expenses for the three months period ended November 30, 2020, as compared to $1,002,230 in operating expenses for the three months period ended November 30, 2019. The increase of $299,744 or 30%, for the three months period ended November 30, 2020 is as set forth above.

Net Loss from Operations

As a result of the foregoing, our net loss from operations for the three month period ended November 30, 2020 was $681,431, an increase of $116,661 or 21%, compared to the three month period ended November 30, 2019.

Nine Months Ended November 30, 2020 Compared to Nine Months Ended November 30, 2019

The following table sets forth our results of operations for the periods indicated:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Revenue	$11,245,589	$5,665,479
Cost of revenue	$(10,072,216)	$(4,939,664)
Total operating expenses	$(3,324,717)	$(3,080,900)
Total other income (expenses)	$(93,069)	$79,217
Net Loss attributable to the Company’s shareholders	$(2,247,253)	$(2,275,868)
Foreign currency translation adjustment	$106,446	$22,737
Comprehensive loss attributable to the Company	$(2,141,218)	$(2,253,131)
Basic Loss Per Share attributable to the Company	$(0.07)	$(0.09)
Diluted Loss Per Share attributable to the Company	$(0.07)	$(0.09)

 Revenue

The following table sets forth the Company’s revenue from its different lines of businesses for the periods indicated:

	For the Nine Months Ended		Change
	November 30, 2020	November 30, 2019	(%)
Telecommunication Products & Services	$1,583,461	1,754,793	(10%)
SMS & MMS Business	$9,662,128	3,910,686	147%
Total Revenue	$11,245,589	5,665,479	98%

We recorded $11,245,589 in revenue for the nine months period ended November 30, 2020, an increase of 5,580,011 or 98%, compared to the nine months period ended November 30, 2019. This increase resulted from an increase in revenue of $5,751,442 from our SMS & MMS business, offset in part by a decrease of $171,332 from our Telecommunication Products & Services business. The SMS & MMS business have improved and will continue to provide the solid revenue stream for the Company in the future. The Company acquired the SMS & MMS business in April 2019 and have since contributed to the total revenue. As for the Telecommunication Products & Services, we earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile payment business, we expect that revenues will continue to grow.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Telecommunication Products & Services	$928,451	$1,513,799
SMS & MMS Business	$9,143,765	$3,425,865
Total Cost of Revenue	$10,072,216	$4,939,664

We recorded $10,072,216 in costs of revenue for the nine months period ended November 30, 2020, an increase of $5,132,552 or 104%, compared to the nine months period ended November 30, 2019. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. To earn this revenue, we incur certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit (loss)

Our gross profit for the nine months period ended November 30, 2020 was $1,173,373, an increase of $447,558 or 62%, compared to the nine months period ended November 30, 2019. This increase in gross profit resulted from higher revenue and margin for the period.

Amortization & Depreciation

We recorded depreciation of $53,351 for fixed assets for the nine months period ended November 30, 2020, an increase of $19,151 or 56%, compared to the nine months period ended November 30, 2019. This increase resulted in purchase of equipment and investment in platforms.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Accounting	$41,995	$115,368
Consulting	$844,805	$702,951
Entertainment	$98,264	$193,516
IT	$62,408	$—
Rent	$86,431	$58,209
Salaries and Wages	$982,735	$587,990
Technical Fee	$25,197	$—
Others	$236,731	$218,764
Total G&A Expenses	$2,378,566	$1,876,798

We recorded $2,378,566 in general and administrative expenses for the nine months period ended November 30, 2020, an increase of $501,768 or 27%, compared to the nine months period ended November 30, 2019. The increase of consulting, and staff salaries are principally the result of the building of our mobile payment and SMS businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Marketing Cost	$268,216	$—

We incurred fees of $268,216 in marketing cost for the nine months period ended November 30, 2020 for our telecommunication products and services business.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Research & Development – Big Data	$351,867	$280,615

We incurred fees of $351,867 in research & development for the nine months period ended November 30, 2020 as compared to $280,615for the nine months period ended November 30, 2019. The increase of $71,252 or 25% was due to increase in headcount for the Research & Development team and higher data access and usage fee charged by the telecommunications company

The Insurtech division of Finger Motion that focus on consumer behavioral insights extraction for the purpose of risk assessment. Insights are derived from various data sources with the primary sources being the telecommunication data. The initial phase of business application is to focus on insurance industry particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by mid of 2021.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Share compensation expenses	$272,717	$889,287

We incurred fees of $272,717 in share issuance for consultants in consideration of the services which have been provided to the company for the nine months period ended November 30, 2020 as compared to $889,287 for the nine months period ended November 30, 2019.

Operating Expenses

We recorded $3,324,717 in operating expenses for the nine months period ended November 30, 2020, as compared to $3,080,900 in operating expenses for the nine months period ended November 30, 2019. The increase of $243,817 or 8%, for the nine months period ended November 30, 2020 is as set forth above.

Net Loss from Operations

As a result of the foregoing, our net loss for the nine month period ended November 30, 2020 was $2,151,344, a decrease of $203,741 or 9%, compared to the nine month period ended November 30, 2019.

Liquidity and Capital Resources

At November 30, 2020, we had cash and cash equivalents of $989,103 as compared to cash and cash equivalents of $102,919 at February 29, 2020. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

During the nine month period ended November 30, 2020, we raised 1,361,000 from the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933, which included common stock purchase warrants as part of some of the private placement offerings. In addition, we raised $1,654,207 from the loans to the Company during the nine month period ended November 30, 2020.

In addition, during the nine month period ended November 30, 2020, we received $1,345,999.50 from subscriptions for the purchase of 897,333 units (each, a “Unit”) of the Company at a price of $1.50 per Unit from 17 individuals and 4 entities, which securities have not been issued as of November 30, 2020. Each Unit consists of one share of common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years form the date of issuance of the Warrants. Furthermore, during the nine month period ended November 30, 2020, we received $880,000 from subscriptions for the purchase of 440,000 shares of our common stock at a price of $2.00 per share from 12 individuals, which securities have not been issued as of November 30, 2020.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Net cash used in operating activities	$(4,133,370)	$(1,581,076)
Net cash used in investing activities	$(320,629)	$(16,291)
Net cash provided by financing activities	$5,226,207	$910,729
Effect of exchange rates on cash & cash equivalents	$113,976	$(7,261)
Net (decrease) increase in cash and cash equivalents	$886,184	$(693,899)

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $2,552,294 in the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019, primarily due to increase in accounts payable of $386,507 (November 30, 2019 : $1,342,326), decrease in prepayment and deposit of $814,310 (November 30, 2019 : ($821,236)) offset by an increase in accounts receivable of ($1,382,141) (November 30, 2019: ($1,461,642)), increase in other receivable of ($1,278,777) (November 30, 2019: ($359,441)), increase in inventories of ($1,380) (November 30, 2019: $Nil), decrease in accrual and other payable of ($66,702) (November 30, 2019: $1,808,777), decrease in due to related parties of ($687,515) (November 30, 2019: ($674,584)) and decrease in lease liability of ($17,797) (November 30, 2019: $322).

Cash Flow used in Investing Activities

During the nine months period ended November 30, 2020, investing activities increased by $304,338 compared to the nine months period ended November 30, 2019, mainly due to the increase in the purchase of equipment and investment in platforms.

Cash Flow provided by Financing Activities

During the nine months period ended November 30, 2020, financing activities increased by $4,315,478 compared to the nine months period ended November 30, 2019, primarily due to loan from non-controlling stockholder and proceeds from issuance of shares of our common stock.

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

Subsequent Events

On January 13, 2021, we issued 1,604,334 units (each, a “Unit”) to 28 individuals and five entities due to the closing of our private placement at $1.50 per Unit for gross proceeds of $2,406,501. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants.

On January 13, 2021, we issued 534,500 shares of our common stock to 16 individuals due to the closing of our private placement at $2.00 per share for gross proceeds of $1,069,000.

On January 13, 2021, we issued 500,000 shares of our common stock to one individual pursuant to the conversion of the outstanding convertible note at a price of $2.00 per share.

On January 13, 2021, we issued 34,103 shares of our common stock to one entity pursuant to a marketing services agreement at a deemed price of $3.90 per share.

On January 14, 2021, we issued 5,000 shares of our common stock to one individual pursuant to a consulting agreement at a deemed price of $2.00 per share.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of November 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 29, 2020, our disclosure controls and procedures were not completely effective as of November 30, 2020. Management has continued to monitor the implementation of the remediation plan described below.

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

Change in Internal Control over Financial Reporting

Other than the implementation of the remediation efforts set forth above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $2.24 million during the nine months period ended November 30, 2020 and net losses of approximately $3.0 million, $2.9 million and $1.8 million for the years ended February 28, 2020, 2019 and 2018, respectively. As of November 30, 2020 and February 29, 2020, we had an accumulated deficit of approximately $10.07 million and $7.8 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We currently derive substantially all of our revenue from the rebates we earn from China Unicom and China Mobile as a result of our processing payments for these telecommunications companies’ consumers for mobile date and talk time. If we were to lose the business of one or both of these mobile telecommunications companies, if either were to fail to fulfill its obligations to us, if either were to experience difficulty in paying rebates to us on a timely basis, if either negotiated lower pricing terms, or if either increased the number of licensed payment portals it permits to process its payments, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Additionally, we cannot guarantee that the volume of revenue we earn from China Unicom and China Mobile will remain consistent going forward. Any substantial change in our relationships with either China Unicom or China Mobile, or both, whether due to actions by our competitors, regulatory authorities, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

Our Common Shares may be categorized as “penny stock” if the market price falls below $5.00, which may make it more difficult for investors to buy and sell our Common Shares due to suitability requirements.

Our Common Shares may be categorized as "penny stock" if the market price of our Common Shares falls below $5.00. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Shares is significantly less than $5.00 per share. This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The penny stock rules require a broker-dealer buying securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Shares, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Shares, or may adversely affect the ability of stockholders to sell their shares.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 2, 2020, we issued 700,000 shares of our common stock to four individuals and one entity pursuant to consulting agreements and management agreements at a deemed price of $0.21 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the one entity that is a U.S. person. In addition, we relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of shares to the four individuals who are non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

On January 13, 2021, we issued 1,604,334 units (each, a “Unit”) to 28 individuals and five entities due to the closing of our private placement at $1.50 per Unit for gross proceeds of $2,406,501. Each Unit consists of one share of our common stock and one common stock purchase warrant (each, a “Warrant”) with each Warrant entitling the holder thereof to purchase one additional share of our common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share having an expiry date of two years from the date of issuance of the Warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the Units to U.S. persons. In addition, we relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of Units to non-U.S. persons as the securities were issued to the individuals/entities through offshore transactions which were negotiated and consummated outside of the United States.

On January 13, 2021, we issued 534,500 shares of our common stock to 16 individuals due to the closing of our private placement at $2.00 per share for gross proceeds of $1,069,000. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the shares to all 16 individuals who were non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On January 13, 2021, we issued 500,000 shares of our common stock to one individual pursuant to the conversion of the outstanding convertible note at a price of $2.00 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the shares to the non-U.S. person as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On January 13, 2021, we issued 34,103 shares of our common stock to one entity pursuant to a marketing services agreement at a deemed price of $3.90 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the shares to the non-U.S. person as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On January 14, 2021, we issued 5,000 shares of our common stock to one individual pursuant to a consulting agreement at a deemed price of $2.00 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINGERMOTION, INC.
Date: January 14, 2021	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer (Principal Executive Officer)