Form 10-K
period 2021-02-28
FingerMotion, Inc.
filed 2021-05-28
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($3.47 on August 31, 2020) was approximately $61,776,247.

The registrant had 38,668,494 common shares outstanding as of May 20, 2021.

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	international, national and local general economic and market conditions;

●	demographic changes;

●	natural phenomena (including the current COVID-19 pandemic);

●	the ability of the Company to sustain, manage or forecast its growth;

●	the ability of the Company to manage its VIE contracts;

●	the ability of the Company to maintain its relationships and licenses in China;

●	adverse publicity;

●	competition and changes in the Chinese telecommunications market;

●	fluctuations and difficulty in forecasting operating results;

●	business disruptions, such as technological failures and/or cybersecurity breaches;

●	future decision by management in response to changing conditions;

●	our ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	our ability to raise sufficient funds to carry out our proposed business plan;

●	actions by government authorities, including changes in government regulation;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	inability to reduce and adequately control operating costs;

●	failure to manage future growth effectively; and

●	and the other factors discussed below in Item 1A. “Risk Factors,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we make with the SEC.

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

PART I

ITEM 1. BUSINESS

Company Overview

FingerMotion (“FingerMotion” or the “Company”) The Company is a mobile data specialist company incorporated in Delaware, USA, with its head office located at 1460 Broadway, New York, New York, 10036. The Company operates the following lines of business: (i) telecommunications products and services; (ii) Short Message Services (“SMS”) and Multimedia Messaging Services (“MMS”); (iii) a rich communication services (“RCS”) platform; (iv) big data insights; and (v) a video games division (inactive).

Telecommunications Products and Services

The Company has offered telecommunication products and services in China since September 2018, with its current product mix consisting of payment and recharge services, data plans, subscription plans, mobile phones, and loyalty points redemption. Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these e-marketers’ websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019 FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo (“PDD”) and TMall (“TMALL”). The Company is planning to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition to that, we have been assigned as one of China’s Mobile’s loyalty redemption partner where we will be providing the services for their customers via our platform.

SMS and MMS Services

In beginning of 2019, the Company expanded into a second partnership with the telecom companies by acquiring bulk Short Message Service (“SMS”) and Multimedia Messaging Service (“MMS”) bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. FingerMotion’s subsidiary, Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

Rich Communication Services

In March 2020, the Company began development of an RCS platform, also known as MaaP (Messaging as a Platform). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday, and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems, without having to utilize third party apps or log onto the internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners.

Big Data Insights

In July 2020, the Company launched its proprietary technology platform “Sapientus” as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance, healthcare, and financial services industries. Utilizing the information gathered via the Company’s licensed access to telecommunication data, Sapientus transforms raw telco data into basic building blocks, statistical measures, and behavioral inferences, while layering in auxiliary contextual information, to extract behavioral insights and power revolutionary applications for insurance and financial services.

The Company’s proprietary risk assessment engine offers standard and customized scoring and appraisal services based on multi-dimensional factors. The Company has the ability to provide potential customers and partners with various big data enabled applications including preferred risk selection, precision marketing, product customization, and claims management (e.g. fraud detection). The Company’s mission is to deliver the next generation of data-driven solutions in the financial services, healthcare, and insurance industries that result in more accurate risk assessments, more efficient processes, and a more delightful user experience.

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

In June 2018, we temporarily paused its publishing and operating plans for existing games, and the Company’s board of directors decided to re-focus the company’s resources into new business opportunities in China, particularly the mobile phone payment and data business.

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

Share Exchange Agreement

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

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly owned subsidiary of the Company. The Company operates its video game division through FMCL. However, in June 2018, the Company decided to pause the operation of the game division as it saw the opportunity in the telecommunication business and have since refocused into this business.

VIE Agreements

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

The VIE Agreements included:

●	a consulting services agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology (the “JiuGe Technology Consulting Services Agreement”);

●	a loan agreement through which JiuGe Management grants a loan to the Legal Representative of JiuGe Technology for the purpose of capital contribution (the “JiuGe Technology Loan Agreement”);

●	a power of attorney agreement under which the owner of JiuGe Technology has vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s) (the “JiuGe Technology Power of Attorney Agreement”);

●	a call option agreement under which the owner of JiuGe Technology has granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party (the “JiuGe Technology Call Option Agreement”); and

●	a share pledge agreement under which the owner of JiuGe Technology has pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the JiuGe Technology Consulting Services Agreement (the “JiuGe Technology Share Pledge Agreement”).

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

Acquisition of Beijing Technology

On March 7, 2019, the Company through JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. Through Beijing Technology, the Company entered into the business of mass SMS text message service as a compliment to its mobile payment and recharge business. The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Currently, the Company’s SMS integrated platform is processing more than 150 million SMS text messages per month. Beijing Technology retains a license from the Ministry of Industry and Information Technology to operate SMS and MMS business in the PRC. Similar to the mobile recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including to assist the Company’s clients to fulfill the government guidelines, until the SMS messages have been delivered successfully.

China Unicom Cooperation Agreement

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

China Mobile Cooperation Agreement

In December 2020, JiuGe Technology entered into a strategic cooperation agreement (the “China Mobile Cooperation Agreement”) with China Mobile’s subsidiary, China Mobile Financial Technology Co., Ltd. (“China Mobile Financial”) to explore and create a new forward-leaning business model that combines the traditional loyalty point redemption business with an e-commerce platform designed to create a higher evolution of brand loyalty.

From the beginning of 2020, JiuGe Technology began actively seeking cooperation with China Mobile Financial, given China Mobile’s years of experience in the financial services industry. Currently, of China Mobile’s estimated 900 million subscribers, only an estimated 600 million currently participate and accumulate points within the loyalty reward program, often referred to as “Points Mall”, meaning there is still plenty of room for growth. These estimated 600 million subscribers have accumulated an aggregate of points worth an estimated 20 billion yuan (approximately US$2.86 billion) (Source: China Securities Journal, “China Mobile will open “points” ecological stock, customer points worth over 20 billion yuan”, Yang Jie, November 15, 2019).

The “Points Mall” business is the US equivalent of a loyalty rewards program. The program uses “points” as a form of currency that allows users to exchange them for products and services. The loyalty program strives to keep its content fresh and is on the lookout for partnerships with other unique brands to expand the universe of redemption products and services offered.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation / Formation	Ownership Interest
Finger Motion Company Limited (1)	Hong Kong	100%
Finger Motion (CN) Global Limited (2)	Samoa	100%
Finger Motion (CN) Limited (3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	Contractually controlled
Finger Motion Financial Group Limited(7)	Samoa	100%
Finger Motion Financial Company Limited(8)	Hong Kong	100%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.(9)	PRC	Contractually controlled

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.

(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.

(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.

(4)	Shanghai JiuGe Business Management Co., Ltd. is a wholly-owned subsidiary of Finger Motion (CN) Limited.

(5)	Shanghai JiuGe Information Technology Co., Ltd. is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.

(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

(7)	Finger Motion Financial Group Limited is a wholly-owned subsidiary of FingerMotion, Inc.

(8)	Finger Motion Financial Company Limited is a wholly-owned subsidiary of Finger Motion Financial Group Limited.

(9)	Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

Products and Services

Telecommunications Products and Services

Historically, telecommunication operators focused their efforts on expanding their retail presence; however, consumer behaviors and demands have shifted from offline to online. In 2018, the Company developed a proprietary universal exchange platform called “PigeonHoles Integration System”, which provides seamless integration between telecommunication operators and online stores servicing Chinese consumers all around China.

The Company’s products and services offerings include the following:

Product / Service	Details
Recharge Services	The Company offers recharge services to consumers throughout China.

Data Plan	The Company offers mobile data plans to consumers, including 5G plans.

Mobile Phone	The Company offers mobile phones to consumers online. Upon order completion, the Company’s up-stream partners or phone distributors (VSens and ZhengZhouXinSiWei) will arrange direct delivery to the customer.

Loyalty Points Redemption	As one of China Mobile’s loyalty point redemption partners, the Company provides loyalty point redemption services for their customers via the Company’s platforms.

Subscription Plan	The Company acquires new customers by offering telecommunication subscription plans. The Company shares revenue with telecommunication operators on a new subscribers’ spending over the following 12 months.

Up-Stream Partners

The Company partners with all three major telecommunication operators in China, namely China Mobile, China Unicom and China Telecom, to offer its products and services:

Telecommunication Operator	Products and Services
China Mobile	Recharge Service Data Plan Loyalty Points Redemption Subscription Plans
China Unicom (1)	Recharge Service Data Plan Subscription Plan
China Telecom	Recharge Service Data Plan

Notes:

(1)	The Company anticipates extending its services with China Unicom to include loyalty points redemption in the very near future.

In 2020, the Company entered into arrangements with two third party smartphone distributors (VSens and ZhengZhouXinSiWei) to extend their product offerings across online stores on various platforms. The Company plans to commercialize the offering in the first quarter of 2021.

Down-Stream Partners

The Company currently operates online stores and pages on various e-commerce and social media platforms, gaining access to millions of users without having to incur the associated marketing expenditures or user acquisition investments.

Name of Online Stores	Partners / Platform	Details
JiuGe TongXin Store	TMall.com	Telco Products & Services
JiuGe Digital Store	TMall.com	Mobile Phones
HeNan China Mobile Store	TMall.com	China Mobile Flagship Store
YunNan China Unicom Store	TMall.com	China Unicom Flagship Store
ChiFeng China Mobile Store	TMall.com	China Mobile Flagship Store
YunNan China Unicom Store	PingDuoDuo.com	China Unicom Flagship Store
JiuGe Mobile Data Store	PingDuoDuo.com	Telco Products & Services
YunNan China Unicom Store	JD.com	China Unicom Flagship Store

SMS and MMS Service

Short Message Service (SMS) remains the only secure and reliable communication medium that connects all telecommunication operators globally. In 2019, the telecommunications industry in China sent a total of around 1,506 billion SMS,1 equivalent to a market size of RMB 39.2 billion (~$5.85 billion), a year-on-year increase of 37.5% compared to 2018.2 The Company was responsible for 1.2 billion, or 0.08% of market share.

There are strict policies imposed by the Chinese government regulating message broadcasting via the SMS protocol. One key metric being monitored is the rate of public complaints on messages received via SMS, with the aim of fighting spam messages and blocking uncensored messages.

In early 2019, the Company completed beta testing of its proprietary SMS Integrated System and the commercialization phase began in April 2019. The SMS Integrated System provides a robust back-end control panel for corporate partners to access and manage their own messaging settings. Corporate partners can upload a list of targeted members, compose text or multimedia messages and define broadcasting settings. All messages must be submitted to the ministry for review before being delivered to telecommunication operators’ back-end for broadcasting.

The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from the Ministry of Industry and Information Technology to operate SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance, and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet government’s guidelines on messages composed, until the SMS messages have been delivered successfully

The Company’s SMS Integrated System performs more than 150 million SMS transactions monthly. The Company focuses its efforts on:

■	Continuously enhancing the SMS Integrated System to offer a more flexible, reliable, and scalable platform.

[1]	Source: http://data.chinabaogao.com/dianxin/2020/0364R5222020.html

[2]	Source: https://jxca.miit.gov.cn/cms_files/filemanager/oldfile/jxca/upload/202003/202003111516300286.pdf

■	Working closely with telecommunication operators in a select few provinces allows the Company’s business development team to negotiate and secure better bulk purchase pricing from time to time.

■	The Company’s corporate partners span various industries such as airlines, insurance and financial services, e-commerce and consumer markets; diversifying sources of revenue improves the stability of the Company’s revenue stream and minimizes seasonal fluctuations with SMS volume.

Rich Communication Services (RCS) Platform

Telecommunication operators around the world have reached consensus on the need to upgrade the operator messaging service from SMS to Rich Communication Services (RCS) messaging in the 5G era. Worldwide, the GSM Association (GSMA) indicates 90 operators have launched RCS, attracting 473 million users and projecting an estimated value of $74 billion by 2021.3

On April 8, 2020, China’s three major telecommunication operators, namely China Mobile, China Telecom and China Unicom, released a 5G messaging white paper outlining their commitment to mandate all compatible handsets sold in the country support RCS.4

5G messaging service or RCS can support not only Person-to-Person (P2P) messaging, but also Application-to-Person (A2P) messaging. Through P2P messaging, RCS offers a richer text-messaging system, provides phonebook polling and is capable of transmitting in-call multimedia features. A2P messaging enables businesses and brands to communicate with users via chatbot, facilitates the sharing of high-quality videos but also more direct interfacing with the internet; consumers will no longer have to download multiple mobile apps and can, for instance, directly buy train tickets and book flights by just sending messages.

In March 2020, the Company’s management allocated resources dedicated for the research and development of a RCS platform – MaaP (Messaging as a Platform). This RCS platform is expected to be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on 5G infrastructure, delivering better user experience, more efficiently and cost effectively. This is expected to open up a new marketing channel for the Company’s current and prospective business partners.

In the third quarter of the fiscal year ended 2022, the Company anticipates commercializing the following RCS platforms:

RCS Platform for Telecommunication Products and Services

The Company intends to launch its own brand on the platform for the telecommunication products and services it currently carries. The platform is expected to provide the Company with direct access to 5G mobile users. Furthermore, the Company can continue building and enhancing its brand on the platform serving as the most comprehensive one-stop shop for telecommunication products and services.

RCS Platform for Partners and Brands

The Company is targeting to engage larger partners and brands on this new RCS platform. It is currently working and negotiating with one of the largest phone distributors in China to be among the first partners launching services on the platform.

Big Data Insights

The Company launched its proprietary platform “Sapientus” in July 2020 as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance and financial services industries. Leveraging the Company’s strong tech and data backbone, Sapientus specializes in data mining and insights extraction. The Company’s flexible data structure is built from the ground up, by transforming raw telco data into basic building blocks, statistical measures and behavioral inferences, while layering in auxiliary contextual information, to extract behavioral insights and power revolutionary applications for insurance and financial services.

Sapientus equips insurance industry partners with a range of capabilities such as:

■	Behavior insights and scoring derived from a time series of live telco data, along with an expansive set of auxiliary data, enabling deeper contextual understanding of a customer’s behavior propensity and risk inclination for more granular segmentation;

[3]	Source: https://www.gsma.com/futurenetworks/rcs/

[4]	Source: https://www.gsma.com/futurenetworks/wp-content/uploads/2020/04/5G-Messaging-White-Paper-EN.pdf

■	Transactional integration giving real-time feedback enriched with risk and behavior insights on current and prospective customers, thereby further promoting digital transformations in the industry – e.g. online underwriting, claims processing and fraud detection, etc.; and

■	Insight-driven data analytic services, sufficiently adaptive to incorporate new information such as emerging claim and marketing data, and synchronize with the Company’s partners’ operating and risk assessment philosophy via continual learning and honing.

Sapientus’ deep bench of insurance and data science expertise is expected to attract an expanding client base, supporting risk calibrations and insights extraction using advanced statistical methods and analytic techniques. The Company’s proprietary risk assessment engine offers standard and customized scoring and appraisal services based on multi-dimensional factors, enabled by extensive data coverage through exclusive telco partnerships. The Company augments and shares value with its partners through various big data enabled applications including preferred risk selection, precision marketing, product customization, and claims management (e.g. fraud detection).

The Company’s mission is to deliver the next generation of data-driven insurance solutions that result in more accurate risk assessments, more efficient processes and a more delightful customer journey.

The Company anticipates development of Sapientus in three key stages:

Stage 1: Initialization

During the initialization stage, the Company’s focus on building its brand and honing its rating framework and analytics. To accomplish this, the Company will be partnering with reinsurers to increase its visibility as well as assimilate its data analytics into the reinsurers’ value chain. Potential engagements include underwriting enhancement, market segmentation, product design as well as facilitation of claims review and adjudication. Revenue during this time will be sourced mainly from offering proprietary rating system and related services that are customized to fit the Company’s reinsurer partners’ specific needs. Furthermore, establishing collaborative facilities with reinsurers allows the Company to integrate posterior information (claims, underwriting experience, and campaign feedback) for improving its scoring / measurement system.

Stage 2: Expansion

The expansion stage shifts the Company’s revenue focus from offering rating system alone to earning commissions and profit shares through channel expansion and innovative product designs enabled by more granular customer segmentation. Channel expansion could be achieved by cross-selling through the Company’s affiliated company and brokerage arm, supported by leads generation for niche marketing and further upselling. In addition, developing customized product solutions with reinsurers will augment value proposition, offering more personalized and efficient coverage based on the latent risks of individuals. Precision marketing enhances product take-up rates, while preferred risk selection is expected to attract profitable business and improve portfolio results. As such, added value can be generated and shared among Sapientus and its (re)insurer and distribution partners.

Stage 3: Integration

As Sapientus matures, the Company enters the integration stage. Behavioral dynamics can prove to be very versatile in supporting many possibilities beyond insurance. Having accumulated more diverse data and insights enriches the Company’s rating perspective, enabling it to offer a universal rating platform that can be commonly adopted across the industry. The Company’s platform can be readily integrated with other systems, helping the Company extend reach beyond insurance applications. For example, the Company’s generalized rating system can help conduct smart underwriting for financial loans or craft out consumer behaviors and risk propensities to inform ecommerce business decisions. The Company’s platform can be used standalone as an independent rating tool, as well as offered as part of an integrated system, joining forces with various ecosystem partners on data access, customer relationships, advanced analytics, product and service capabilities. Types of value that can be realized through ecosystems include:

■	Friction reduction: Creating a one-stop shop or interface for consumers by removing the hassle of switching among multiple providers;

■	Network effects: Generating synergy value for stakeholders by pooling and sharing information and resources to serve common needs; and

■	Data integration: Mining and analyzing available data, applying learnings to deliver convenience and tangible benefits to customers.

Growth Strategy

The Company’s growth strategy is a multi-pronged approach, continually asking “What’s next?” and consisting of the following:

■	Enhancing PigeonHoles Integration System and the SMS Integrated System. Maintaining a stable and robust platform will give the Company the flexibility to manage new product offering and packages in order to increase revenue. This will be the key critical success factor for the Company’s expansion plans.

■	Expanding customer base. Along with the stability of the Company’s platform and its ability to access working capital, the Company’s growth will be based on increasing its market share through expanding its base in its current geographic regions of operations and through expanding its presence into other regions. The Company’s offerings can be targeted to a wider group of customers, which should improve overall revenue.

■	New Product line expansion. The Company will constantly increase its product offerings from its telco partners by designing new packages and offerings in order to differentiate the Company from its competition.

■	Enhancing values. The Company will continue to build brand loyalty and enhance its customer service to ensure customer retention and repeat sales. In December 2020, the Company signed a Strategic Cooperation Agreement for Loyalty Program Business with China Mobile Financial Technology Co., Ltd. The agreement is to explore and create a new forward-learning business model that combines the traditional loyalty point redemption business with an e-commerce platform designed to create a higher evolution of brand loyalty.

■	Diversification. Breaking away from the Company’s core and traditional business, the Company is moving into the insurance technology (“insuretech”) space with Sapientus and the Company’s big data analytics arm. The Company will continue to explore opportunities in the financial technology services (“fintech”), healthcare and advertising industries.

■	Focusing on strength and investing in talent. The Company will continue to build the strongest team in all of its various businesses. The company will also continue to build its core values to enhance and differentiate its support and services to ensure it is able to stand out from its competitors.

Sales and Marketing

■	The Company’s sales and marketing efforts are focused on promoting brand awareness of its JiuGe telecommunication stores currently operating on most major e-commerce and social media platforms in China.

■	The Company is continuously planning, in cooperation with its telco partners, seasonal and targeted marketing events in different provinces and cities.

■	Since the inception of JiuGe Technology in 2018, the Company has secured contracts and agreements to work with nine 9 online stores and twenty 20 business partners. The Company’s strategy is to expand into the entire China region and to reach out to a wider base of customers and users that can benefit from the Company’s product offerings.

■	The Company’s new agreement with China Mobile on the loyalty redemption business is a step towards the Company’s customer retention strategy that will also enable it to cross-sell additional products and offerings from the Company.

■	The Company will continue to focus on, and expand, its roster of corporate clients to improve sales in its SMS business, and will focus on expanding into different industries.

Research & Development

■	RCS Platform - As a leader in the 5G ecosystem in China, the Company is developing the RCS platform to strengthen its first-mover advantage in MaaP (Messaging as a Platform). This messaging platform enables businesses and brands to communicate and service their customers on 5G infrastructure, delivering a more efficient, more cost efficient, and more robust user experience. This should open up a new marketing channel for the Company’s current and prospective business partners.

■	Big Data Insights - Beginning in January 2019, the Company has continuously researched industry reports and compiled data published by researchers and have incorporated its findings into its Sapientus data blocks. By integrating with external data sources, the Company’s R&D departments can develop innovative insuretech and fintech products to the Company’s re-insurance and financial services companies and partners.

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

Intellectual Property

The Company has sufficient intellectual property rights to operate its mobile payment and recharge platform system. Specifically, the Company has registered patents for its mobile payment and recharge platform system. The Company will continue to enhance the system to meet market and consumer demands and requirements. The Company has also implemented strict controls to ensure the safe and secure keeping of any source codes.5

The Company has registered the following patents:

Patent Registration Number	Region	Title	Inventors	Applicant	Status as of the date of this Annual Report
2019SR0439119	Shanghai, China	PigeonHoles Integration System (1)	Shanghai JiuGe Business Management Co. Ltd	Shanghai JiuGe Business Management Co. Ltd	Obtained

2020SR0741902	Shanghai, China	SMS Integrated System(2)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0792227	China	JiuGe Customer Profiling Software V1.0.0 (3)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0772385	China	JiuGe TELCO Big Data Software V1.0.0 (4)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0809253	China	JiuGe Risk Assessment System Software V1.0.0 (5)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0860695	China	JiuGe Internet Big Data Software V1.0.0 (6)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0867792	China	JiuGe Mobile Digital Precision Marketing Software V1.0.0 (7)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

Notes:

(1)	PigeonHoles Integration System is the Company’s proprietary universal exchange platform which provides seamless integration between telecommunication operators and online stores servicing PRC’s customers.

(2)	The Company’s SMS Integrated System provides a robust back-end control panel for corporate partners to access and manage their own messaging settings. Corporate partners can upload a list of targeted members, compose text or multimedia messages and define broadcasting settings.

(3)	Patent based on JiuGe’s big data analysis and commercialization of consumer’s profile

(4)	Patent based on JiuGe’s big data analysis for telecommunication products and services

(5)	Patent based on JiuGe’s big data analysis on risk assessment system

(6)	Patent based on JiuGe’s big data analysis for online product.

(7)	Patent based on JiuGe’s big data analysis for online digital contents on mobile

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

Employees

As of February 28, 2021, we had 69 total employees, of whom all were full time. We have approximately 60 employees in China, 3 employees in Malaysia, 2 employees in Hong Kong, 1 employee in Taiwan, 2 employees in USA and 1 employee in Canada. We believe that we enjoy good relations with our employees.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $4.3 million, $3.0 million and $2.9 million for the years ended February 28, 2021, 2020 and 2019, respectively. As of February 28, 2021, we had an accumulated deficit of $12.2 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We currently derive a substantial amount of our total revenue through contracts secured with China Unicom and China Mobile. If we were to lose the business of one or both of these mobile telecommunications companies, if either were to fail to fulfill its obligations to us, if either were to experience difficulty in paying rebates to us on a timely basis, if either negotiated lower pricing terms, or if either increased the number of licensed payment portals it permits to process its payments, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Additionally, we cannot guarantee that the volume of revenue we earn from China Unicom and China Mobile will remain consistent going forward. Any substantial change in our relationships with either China Unicom or China Mobile, or both, whether due to actions by our competitors, regulatory authorities, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.

Our business involves the processing and transmission of our users’ personal and other sensitive data. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. Unauthorized parties may in the future gain access to our systems or facilities through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing names, passwords, payment information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

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

Risks Related to Our Securities

Our stock has limited liquidity.

Our common stock trades on the OTCQX operated by OTC Markets Group Inc. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

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

Federal legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics.

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

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a shareholder’s ability to buy and sell our Common Shares, which could depress the price of our Common Shares.

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

Li Li is the legal representative and general manager, and also a shareholderof JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely affected.

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

Changes in China’s political or economic situation could harm us and our operating results.

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

Substantially all of our revenue is earned by JiuGe Management, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

There are no matters as of February 28, 2021 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTCQX operated by the OTC Markets Group Inc. under the symbol “FNGR” The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 28, 2021	$12.00	$10.50
November 30, 2020	$6.15	$5.79
August 31, 2020	$3.80	$3.26
May 31, 2020	$0.45	$0.28
February 29, 2020	$1.40	$0.51
November 30, 2019	$3.60	$1.06
August 31, 2019	$9.45	$2.21
May 31, 2019	$8.25	$4.50
February 28, 2019	$8.50	$2.00

On May 20, 2021, the last reported sale price of our common stock on the OTCQX was $7.52 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of May 20, 2021, we had 199 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

Recent Sales of Unregistered Securities

Year Ended February 28, 2021

All of the recent sales of unregistered securities during the fiscal year ended February 28, 2021 have been previously reported.

Subsequent to the Year Ended February 28, 2021

On April 14, 2021, we issued 5,000 shares of our common stock to one individual pursuant to a consulting agreement at a deemed price of $2.00 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 28, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended February 28, 2021, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended February 28, 2021	Year Ended February 29, 2020
Revenue	$16,683,570	$9,131,294
Cost of revenue	$(15,036,876)	$(8,165,535)
Gross profit	$1,646,694	$965,759
Total operating expenses	$(5,871,877)	$(4,031,803)
Net loss attributable to the Company’s shareholders	$(4,381,974)	$(3,004,365)
Comprehensive loss attributable to the Company	$(4,245,567)	$(2,991,480)
Net Loss Per Share attributable to the Company - Basic	$(0.13)	$(0.12)
Net Loss Per Share attributable to the Company - Diluted	$(0.13)	$(0.12)
Weighted Average Number of Common Shares Outstanding (basic)	33,702,858	25,847,953
Weighted Average Number of Common Shares Outstanding (diluted)	33,702,858	25,611,305

BALANCE SHEET DATA	As at February 28, 2021	As at February 29, 2020
Working Capital (Deficiency)	$2,992,232	$(322,445)
Total Assets	$7,341,504	$5,876,778
Accumulated Deficit	$(12,208,728)	$(7,826,754)
Shareholders’ Equity	$2,114,966	$(294,435)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 28, 2021, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 28, 2021 and February 29, 2020 and our financial condition as at February 28, 2021 and February 29, 2020, with a particular emphasis on fiscal 2021, our most recently completed fiscal year.

Overview

The Company operates the following lines of business: (i) telecommunications products and services; (ii) SMS and MMS service; (iii) a rich communication services (RCS) platform; (iv) big data insights; and (v) a video game division (inactive).

Telecommunications Products and Services

The Company’s current product mix consisting of payment and recharge services, data plans, subscription plans, mobile phones, and loyalty points redemption. Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these e-marketers’ websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

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

We conduct our mobile payment business through Shanghai JiuGe Technology Co., Ltd. (“JiuGe Techology”), our contractually controlled affiliate through the entry into a series of agreements known as variable interest agreements (the “VIE Agreements”) in October 2018. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019 FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo (“PDD”) and TMall (“TMALL”). The Company is planning to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition to that, we have been assigned as one of China’s Mobile’s loyalty redemption partner where we will be providing the services for their customers via our platform.

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement“) with China Unicom’s Yunnan subsidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the service it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

During the recent fiscal year, the Company expanded its offering under their telecommunication product and services by increasing their product line revenue streams. In March 2020, FingerMotion secure a contract with both China Mobile and China Unicom to acquire new users to take up the respective subscription plans. Recently, in February 2021, we increased the mobile phones sales to end users using all of our platforms.

SMS and MMS Services

On March 7, 2019, the Company through JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition,the Company expanded into a second partnership with the telecom companies by acquiring bulk Short Message Service (“SMS”) and Multimedia Messaging Service (“MMS”) bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. FingerMotion’s subsidiary, Beijing Technology, retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

Rich Communication Services

In March 2020, the Company began development of an RCS platform, also known as MaaP (Messaging as a Platform). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems, without having to utilize third party apps or log onto the internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners.

Big Data Insights

In July 2020, the Company launched its proprietary technology platform “Sapientus” as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance, healthcare, and financial services industries. Utilizing the information gathered via the Company’s licensed access to telecommunication data, Sapientus transforms raw telco data into basic building blocks, statistical measures, and behavioral inferences, while layering in auxiliary contextual information, to extract behavioral insights and power revolutionary applications for insurance and financial services.

The Company’s proprietary risk assessment engine offers standard and customized scoring and appraisal services based on multi-dimensional factors. The Company has the ability to provide potential customers and partners with various big data enabled applications including preferred risk selection, precision marketing, product customization, and claims management (e.g. fraud detection). The Company’s mission is to deliver the next generation of data-driven solutions in the financial services, healthcare, and insurance industries that result in more accurate risk assessments, more efficient processes, and a more delightful user experience.

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

In June 2018, we temporarily paused its publishing and operating plans for existing games, and the Company’s board of directors decided to re-focus the company’s resources into new business opportunities in China, particularly the mobile phone payment and data business.

Recent Developments

On December 2, 2020, our contractually controlled subsidiary, Shanghai JiuGe Information Technology Co., Ltd., and China Mobile Financial Technology Co., Ltd., a subsidiary of China Mobile, signed a strategic cooperation agreement to explore and create a new forward-leaning business model that combines the traditional loyalty point redemption business with an e-commerce platform designed to create a higher evolution of brand loyalty.

On December 11, 2020, our board of directors approved an increase in the number of directors on the board of directors of the Company from three members to four members and appointed Ng Eng Ho as a director of the Company to fill such vacancy created by the increase in the number of members on the board of directors of the Company. On the same day, Martin Shen resigned as CFO of the Company and the board of directors appointed Lee Yew Hon as the CFO of the Company.

On or around January 25, 2021, the Company’s wholly owned subsidiary, Finger Motion Financial Company Limited’s, big data analytic arm branded “Sapientus,” entered into a services agreement with Pacific Life Re, a global life reinsurer serving the insurance industry with a comprehensive suite of products and services.

Recently, our contractually controlled subsidiary, Shanghai JiuGe Information Technology Co., Ltd., successfully entered into a volume-based contract with China Mobile Fujian with respect to our SMS services.

Results of Operations

Year Ended February 28, 2021 Compared to Year Ended February 29, 2020

The following table sets forth our results of operations for the fiscal years ended February 28, 2021 and February 29, 2020:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Revenue	$16,683,570	$9,131,294
Cost of revenue	$(15,036,876)	$(8,165,535)
Total operating expenses	$(5,871,877)	$(4,031,803)
Total other income (expenses)	$(152,891)	$65,950
Net Loss attributable to the Company’s shareholders	$(4,381,974)	$(3,004,365)
Foreign currency translation adjustment	$136,942	$12,916
Comprehensive loss attributable to the Company	$(4,245,567)	$(2,991,480)
Basic Loss Per Share attributable to the Company	(0.13)	(0.12)
Diluted Loss Per Share attributable to the Company	(0.13)	(0.12)

Revenues

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Year Ended February 28, 2021	Year Ended February 29, 2020	Change (%)
Telecommunication Products & Services	$3,211,103	$1,822,081	76%
SMS & MMS Business	$13,439,390	$7,309,213	84%
Big Data	$33,077	$—	100%
Total Revenue	$16,683,570	$9,131,294	83%

We recorded $16,683,570 in revenue for the year ended February 28, 2021, an increase of $7,552,276 or 83%, compared to the year ended February 29, 2020. This increase resulted from an increase in revenue of $1,389,022, $6,130,177 and $33,077 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service grows substantially compare to last year when it was recently acquired. The growth will be expected to flourish further with the Company continuing putting prepayment to purchase large bulk of inventories to be resold to our increasing corporate clientele. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these product offering will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Telecommunication Products & Services	$2,412,177	$1,651,855
SMS & MMS Business	$12,624,698	$6,513,680
Big Data	$—	$—
Total Cost of Revenue	$15,036,875	$8,165,535

We recorded $15,036,875 in costs of revenue for the year ended February 28, 2021, an increase of $6,871,340 or 84%, compared to the year ended February 29, 2020. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the year ended February 28, 2021 was $1,646,694, an increase of $680,935 or 71%, compared to the year ended February 29, 2020. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $27,055 for fixed assets for the year ended February 28, 2021, an increase of $20,137 or 291%, compared to the year ended February 29, 2020. This increase resulted in purchase of equipment and investment in platforms.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Accounting	$147,614	$193,299
Consulting	$1,673,925	$677,082
Entertainment	$152,290	$238,343
IT	$71,369	$—
Rent	$107,730	$111,042
Salaries & Wages	$1,687,977	$957,624
Technical Fee	$44,316	$—
Travelling	$101,027	$234,148
Others	$260,632	$252,071
Total G&A Expenses	$4,246,880	$2,663,609

We recorded $4,246,880 in general and administrative expenses for the year ended February 28, 2021, an increase of $1,583,271 or 59%, compared to the year ended February 29, 2020. The increased consulting and staff salaries are principally the result of the commencement and building of our three lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Marketing Cost	$364,160	$—

We recorded $364,160 in marketing cost for the year ended February 28, 2021 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Research & Development – Big Data	$552,343	$390,288

We recorded $552,343 in research & development for the year ended February 28, 2021, as compared to $390,288 for the year ended February 29, 2020. The increase of $162,055 or 42% was due to increase in headcount for the Research & Development team and higher data access and usage fee charged by telecommunications company.

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

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by the end of calendar 2021

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Share compensation expenses	$640,394	$970,988

We incurred fees of $640,394 in share issuance for consultants in consideration of the services which have been provided to the company for the year ended February 28, 2021 as compared to $970,988 for the year ended February 29, 2020.

Operating Expenses

We recorded $5,871,877 in operating expenses for the year ended February 28, 2021 as compared to $4,031,803 in operating expenses for the year ended February 29, 2020. The increase of $1,840,074 or 46% for the year ended February 28, 2021 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $4,381,974 for the year ended February 28, 2021 and $3,004,365 for the year ended February 29, 2020. The increase in net loss attributable to the Company’s shareholders of $1,377,609 or 46% resulted primarily from the increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 28, 2021 and February 29, 2020:

	As at February 28, 2021	As at February 29, 2020

Cash reserves	$850,717	$102,919
Working capital (deficiency)	$2,992,232	$(322,445)

At February 28, 2021, we had cash and cash equivalents of $850,717 as compared to cash and cash equivalents of $102,919 at February 29, 2020. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or nontraditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We currently do not have any financing arrangements in place. We did, however, raise $5,886,500 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933 during the year ended February 28, 2021.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Net cash used in operating activities	$(4,271,618)	$(2,559,140)
Net cash used in investing activities	$(238,485)	$(17,237)
Net cash provided by financing activities	$5,174,600	$1,301,386
Effect of exchange rates on cash & cash equivalents	$83,301	$40,665
Net increase (decrease) in cash and cash equivalents	$747,798	$(1,234,326)

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $1,712,478 in the year ended February 28, 2021 compared to the year ended February 29, 2020, primarily due to an increase in accounts receivable of $1,437,329 (2020: $2,168,175), increase in other receivable of $906,265 (2020: $575,146), increase in inventories of $1,401 (2020; $nil) and decrease in accounts payable of ($230,118) (2020: $1,464,474), offset by a decrease in prepayment and deposit of $1,975,673 (2020: $87,313), increase in accrual and other payables of $2,509 (2020: $747,674) and increase in lease liability of $3,191 (2020: $nil).

Cash Flow used in Investing Activities

During the year ended February 28, 2021, investing activities used cash of $238,485 compared to $17,237 during the year ended February 29, 2020. The increase by $221,248 in cash used in investing activities from the year ended February 28, 2021 as compared to February 29, 2020 related primarily to the purchase of equipment and investment in platforms.

Cash Flow provided by Financing Activities

During the year ended February 28, 2021, financing activities provided cash of $5,174,600 compared to $1,301,386 during the year ended February 29, 2020. The increase of $3,873,214 in the year ended February 28, 2021 was primarily due to decrease in due to related parties, loan from non-controlling stockholder and proceeds from issuance of shares of our common stock.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

We have determined that we do not have any material subsequent events to report.

Outstanding share data

At May 20, 2021, we have 38,668,494 issued and outstanding shares of common stock.

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) beginning on January 1, 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

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

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2021

(Expressed in U.S. Dollars)

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2021 and February 29, 2020 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)
Hong Kong
May 28, 2021
We have served as the Company’s auditor since 2017

FingerMotion, Inc.
Consolidated Balance Sheets

	February 28,	February 29,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$850,717	$102,919
Accounts receivable	4,099,312	2,661,983
Inventories	1,401	—
Prepayment and deposit	646,377	2,483,411
Other receivables	1,506,720	600,455
	7,104,527	5,848,768
Non-current Assets
Equipment (net of $21,500 and $9,618 depreciation)	26,453	21,339
Intangible assets (net of $260,279 and $200,000 depreciation)	161,210	—
Right-of-use asset	49,314	6,671
	236,977	28,010

TOTAL ASSETS	$7,341,504	$5,876,778

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$2,473,636	$2,703,754
Accrual and other payables	1,046,190	1,043,681
Loan payable, current portion	544,900	—
Due to related parties	—	1,351,107
Convertible notes payable	—	1,000,000
Note payable	—	66,000
Lease liability, current portion	47,569	6,671
	4,112,295	6,171,213
Non-current Liabilities
Loan payable, non-current portion	1,109,307	—
Lease liability, non-current portion	4,936	—
	1,114,243	—

TOTAL LIABILITIES	$5,226,538	$6,171,213

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 38,903,494 shares and 25,847,953 issued and outstanding at February 28, 2021 and February 29, 2020 respectively	3,890	2,585

Additional paid-in capital	14,170,815	7,521,587

Accumulated deficit	(12,208,728)	(7,826,754)

Accumulated other comprehensive income	140,906	3,964

Stockholders’ deficit before non-controlling interests	2,106,883	(298,618)

Non-controlling interests	8,083	4,183

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT )	2,114,966	(294,435)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,341,504	$5,876,778

FingerMotion, Inc.
Consolidated Statements of Operations

	Year Ended
	February 28,	February 29,
	2021	2020
Revenue	$16,683,570	$9,131,294
Cost of revenue	(15,036,876)	(8,165,535)

Gross profit	1,646,694	965,759

Amortization & depreciation	(27,055)	(6,918)
Impairment	(41,045)	—
General & administrative expenses	(4,246,880)	(2,663,609)
Marketing Cost	(364,160)	—
Research & Development - Big Data	(552,343)	(390,288)
Stock compensation expenses	(640,394)	(970,988)

Total operating expenses	(5,871,877)	(4,031,803)

Net loss from operations	(4,225,183)	(3,066,044)

Other income (expense):
Interest income	3,277	1,319
Interest expense	(273,594)	(24,260)
Exchange rate gain (loss)	1,853	(1,158)
Written off of goodwill	—	(8,749)
Other income	107,275	98,798
Gain on disposal of subsidiary	8,298	—
Total other income (expense)	(152,891)	65,950

Net Loss	$(4,378,074)	$(3,000,094)

Less: Net profit attributable to the non-controlling interest	3,900	4,271

Net loss attributable to the Company’s shareholders	$(4,381,974)	$(3,004,365)

Other comprehensive income:
Foreign currency translation adjustments	136,942	12,916
Comprehensive loss	$(4,245,032)	$(2,991,449)
Less: comprehensive income (loss) attributable to non-controlling interest	535	31
Comprehensive loss attributable to the Company	$(4,245,567)	$(2,991,480)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.13)	$(0.12)
Loss Per Share - Diluted	$(0.13)	$(0.12)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.13)	$(0.12)
Loss Per Share - Diluted	$(0.13)	$(0.12)

Wgt Ave Common Shares Outstanding - Basic	33,702,858	25,847,953
Wgt Ave Common Shares Outstanding - Diluted	33,702,858	25,611,305

FingerMotion, Inc.
Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	deficit	interest	Total
Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for cash	3,847,334	384	4,886,116	—	—	—	4,886,500	—	4,886,500
Common stock issued for professional service	8,858,207	886	778,147	—	—	—	779,033	—	779,033
Execution of convertible notes	500,000	50	999,950	—	—	—	1,000,000	—	1,000,000
Stock subscribed / (cancelled)	(150,000)	(15)	(14,985)	—	—	—	(15,000)	—	(15,000)
Accumulated other comprehensive income	—	—	—	—	—	136,942	136,942	—	136,942
Net (Loss)	—	—	—	—	(4,381,974)	—	(4,381,974)	3,900	(4,378,074)

Balance at February 28, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	deficit	interest	Total
Balance at March 1, 2019	24,763,753	2,476	5,414,897	—	(4,822,389)	(8,952)	586,032	—	586,032

Common stock issued for cash	598,200	60	1,364,895	—	—	—	1,364,955	—	1,364,955
Common stock issued for professional service	200,000	20	334,824	—	—	—	334,844	—	334,844
Execution of convertible notes	286,000	29	406,971	—	—	—	407,000	—	407,000
Acquisition of Xunlian	—	—	—	—	—	—	—	(88)	(88)
Accumulated other comprehensive income	—	—	—	—	—	12,916	12,916	—	12,916
Net (Loss)	—	—	—	—	(3,004,365)	—	(3,004,365)	4,271	(3,000,094)

Balance at February 29, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

FingerMotion, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 29,
	2021	2020
Net (loss)	$(4,378,074)	$(3,000,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	640,394	869,147
Amortization and depreciation	27,055	6,918
Amortization of right of use assets	—	—
Impairment of intangible assets	41,045	—
Written off of goodwill	—	8,749
Gain on disposal of subsidiary	(8,298)	—

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,437,329)	(2,168,175)
(Increase) decrease in prepayment and deposit	1,975,673	87,313
(Increase) decrease in other receivable	(906,265)	(575,146)
(Increase) decrease in inventories	(1,401)	—
Increase (decrease) in accounts payable	(230,118)	1,464,474
Increase (decrease) in accrual and other payables	2,509	747,674
Increase (decrease) in due to lease liability	3,191	—
Net Cash provided by (used in) operating activities	(4,271,618)	(2,559,140)

Cash flows from investing activities
Purchase of equipment	(16,996)	(17,507)
Acquisition of a subsidiary (net of cash acquired)	—	270
Purchase of intangible assets	(221,489)	—
Net cash provided by (used in) investing activities	(238,485)	(17,237)

Cash flows from financing activities
Repayment to related parties	(1,351,107)	(529,266)
Proceed from note payable	—	1,000,000
Execution of note payable	(1,000,000)
Proceed from loan payable	1,654,207	—
Common stock issued for cash	5,886,500	830,652
Cancellation of shares	(15,000)	—
Net cash provided by (used in) financing activities	5,174,600	1,301,386

Effect of exchange rates on cash and cash equivalents	83,301	40,665

Net change in cash	747,798	(1,234,326)

Cash at beginning of period	102,919	1,337,245

Cash at end of period	$850,717	$102,919

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

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

Finger Motion Financial Company Limited was incorporated on January 24, 2020 and is 100% owned by FingerMotion, Inc. The company has been activated for the insurtech business during the last quarter of the fiscal year where the Big Data division secured its first contract and recorded revenue.

Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. was incorporated on December 23, 2020 for the purpose of venturing into the mobile phone sales in China. It is 99% owned by JiuGe Technology.

During the fiscal year, JiuGe Technology has disposed of its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was established to venture into R&D projects.

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

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying consolidated financial statements of the Company as of February 28, 2021 and February 29, 2020:

Assets and liabilities of the VIE

	February 28, 2021	February 29, 2020
Current assets	$2,251,100	$1,966,067
Non-current assets	45,503	143,362
Total assets	$2,296,603	$2,109,429

Current liabilities	$4,906,955	$3,138,721
Non-current liabilities	—	—
Total liabilities	$4,906,955	$3,138,721

Assets and liabilities of the VIE Subsidiary

	February 28, 2021	February 29, 2020
Current assets	$4,177,156	$3,068,108
Non-current assets	—	—
Total assets	$4,177,156	$3,068,108

Current liabilities	$3,318,450	$2,652,928
Non-current liabilities	—	—
Total liabilities	$3,318,450	$2,652,928

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Year Ended February 28, 2021	For the Year Ended February 29, 2020
Revenue	$1,912,012	$1,822,081
Cost of revenue	(1,112,697)	(1,651,855)
Gross profit (loss)	$799,315	$170,226

Amortization and depreciation	(7,102)	(5,504)
General and administrative expenses	(2,073,703)	(1,282,549)
Research & Development	(170,006)	(114,558)
Total operating expenses	$(2,250,811)	$(1,402,611)

Profit (loss) from operations	$(1,451,496)	$(1,232,385)

Interest income	3,166	1,058
Other income	24,126	8,798
Total other income (expense)	$27,292	$9,853

Tax expense	—	—

Net profit (loss)	$(1,424,204)	$(1,222,532)

Operating Result of VIE Subsidiary

	For the Year Ended February 28, 2021	For the Year Ended February 29, 2020
Revenue	$14,738,480	$7,309,213
Cost of revenue	(13,924,179)	(6,513,680)
Gross profit (loss)	$814,301	$795,533

Amortization and depreciation	(713)	—
General and administrative expenses	(432,365)	(233,072)
Research & Development	(55,965)	(22,193)
Total operating expenses	$(489,043)	$(225,265)

Profit (loss) from operations	$325,258	$540,268

Interest income	47	224
Other income	64,709	9,824
Total other income (expense)	$64,756	$10,048

Tax expense	—	(40,880)

Net profit (loss)	$390,014	$509,436

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

Note 2 - Summary of Principal Accounting Policies (Continued)

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) beginning on January 1, 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,205,728 and $7,826,754 as at February 28, 2021 and February 29, 2020 respectively, and had a net loss of $4,378,074 and $3,000,094 for the years ended February 28, 2021 and February 29, 2020, respectively.

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

Note 4 - Revenue

We recorded $16,683,570 and $9,131,294 in revenue, respectively, for the years ended February 28, 2021 and February 29, 2020. The increase of $7,552,276 resulted from the consolidation of businesses of VIE entities & its subsidiaries.

	February 28, 2021	February 29, 2020

Telecommunication Products & Services	$3,211,103	$1,822,081
SMS & MMS Business	13,439,390	7,309,213
Big Data	33,077	—
	$16,683,570	$9,131,294

Note 5 – Equipment

At February 28, 2021 and February 29, 2020, the company has the following amounts related to tangible assets:

	February 28, 2021	February 29, 2020

Equipment	$47,953	$30,957
Less: accumulated depreciation	(21,500)	(9,618)
Net equipment	$26,453	$21,339

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 28, 2021 and February 29, 2020 totaled $11,150 and $6,918, respectively.

Note 6 – Intangible Assets

At February 28, 2021 and February 29, 2020, the company has the following amounts related to intangible assets:

	February 28, 2021	February 29, 2020

Licenses	$200,000	$200,000
Mobile applications	221,489	—
	421,489	200,000
Less: accumulated amortization	(219,234)	(200,000)
Impairment of intangible assets	(41,045)	—
Net intangible assets	$161,210	$-0-

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended February 28, 2021 and February 29, 2020 totaled $15,905 and $0, respectively.

The Company performed its impairment review of intangible assets and concluded that one of its Mobile applications was impaired for the year ended February 28, 2021. The Company recorded impairment of intangibles in the amount of $41,045 for the year ended February 28, 2021.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and China Mobile for our SMS & MMS business.

	February 28, 2021	February 29, 2020

Telecommunication Products & Services
Deposit Paid / Prepayment	$333,646	$997,864
Deposit received	—	(11,783)
Net Prepaid expenses for Telecommunication Products & Services	$333,646	$986,081
Others prepayment	143,288	916,242
Prepayment and deposit	$476,934	$1,902,323

	February 28, 2021	February 29, 2020

SMS & MMS Business
Deposit Paid / Prepayment	$169,443	$581,088
Deposit received		—
Net Prepaid expenses for SMS	$169,443	$581,088
Others prepayment	—	—
Prepayment and deposit	$169,443	$581,088

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 28, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	February 28, 2021	February 29, 2020
Right-of-use asset
Right-of-use asset, net	$49,314	$6,671

Lease Liability
Current lease liability	$47,569	$6,671
Non-current lease liability	4,936	—
Total lease liability	$52,505	$6,671

Remaining lease term and discount rate		February 28, 2021
Weighted-average remaining lease term		1.4 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of February 28, 2021:

2022	$48,219
Thereafter	4,952
Less: imputed interest	(666)
$52,505

Note 9 - Convertible Note Payable

On January 13, 2021, the Convertible Note Payable having a Face Value of $1,000,000 has been converted into $0.0001 par value Common Stock. 500,000 shares at $2.00 per share.

Note 10 - Note Payable

As of February 28, 2021, the Note Payable having a Face Value of $66,000 has been repaid.

Note 11 - Loan Payable

The following table summarizes loan principal due by the Company as of February 28, 2021:

Lender	Term	February 28, 2021
Liew Yow Ming	From Apr 8, 2020 to Apr 7, 2022	$758,063
Liew Yow Ming	From Apr 16, 2020 to Apr 15, 2022	351,244
Liew Yow Ming	From Jul 29, 2020 to Jul 28, 2021	544,900
		$1,654,207

Current portion		544,900
Non-current portion		1,109,307

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming are fixed at rate of 20% per annum. Interest expenses incurred on loans payable for year ended February 28, 2021 was $242,756.

Note 12 - Common Stock

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

The Company issued approximately 8,045,000 shares of common stock to consultants for the three months ended May 31, 2020 for consideration of $283,575. 7,645,000 of 8,045,000 shares of common stock at a deemed price of $0.20 per share to 24 individuals and two entities pursuant to consulting agreements, management agreements and to employees. 150,000 shares of common stock at a deemed price of $0.40 per share to three individuals pursuant to a financial advisory services agreement and 250,000 shares of common stock at a deemed price of $0.25 per share to one entity pursuant to a management consulting agreement.

On July 22, 2020, the Company cancelled 150,000 shares of our common stock which issued to three individuals pursuant to a financial advisory services agreement.

On September 14, 2020, the Company issued 40,000 shares of our common stock to a consultant for consideration of $34,000 pursuant to settlement and release agreement. 34,103 shares of our common stock were issued to a consultant for consideration of $33,251 pursuant to marketing services agreement on September 25, 2020.

On October 2, 2020, the Company issued 700,000 shares of our common stock for consideration of $350,000 to four individuals and one entity pursuant to consulting agreements and management agreements.

On October 19, 2020, the Company issued (i) 830,000 shares of our common stock at a price of $0.50 per share to five individuals, (ii) 100,000 shares of our common stock at a price of $1.00 per share to one individual, (iii) 438,500 shares of our common stock at a price of $1.00 per share to twelve individuals and three entities, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $2.00 per share and having an expiry date of two years from the date of issuance, (iv) 265,000 shares of our common stock at a price of $1.50 per share to four individuals and (v) 50,000 shares of our common stock at a price of $1.50 per share to one individual, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $3.00 per share and having an expiry date of two years from the date of issuance.

Note 12 - Common Stock (continued)

On January 13, 2021, the Company issued (i) 1,604,334 shares of our common stock at price of $1.50 per share to 28 individuals and 4 entities, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $3.00 per share and having an expiry date of two years from the date of issuance, (ii) 534,500 shares of our common stock at a price of $2.00 per share to 15 individuals, (iii) 500,000 shares of our common stock at price of $2.00 to one individual pursuant to the conversion of promissory note, (iv) 34,103 shares of our common stock at a deemed price of $3.90 per share to one entity pursuant to a marketing services agreement, (v) 5,000 shares of our common stock at price of $2.00 per share to one individual pursuant to a consulting agreement and (vi) 25,000 shares of our common stock at $2.00 per share to one individual pursuant to the exercise of warrants.

As of February 28, 2021, and February 29, 2020, there were 38,903,494 and 25,847,953 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Note 13 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 28, 2021	February 29, 2020
Numerator - basic and diluted
Net Loss	$(4,378,074)	$(3,000,094)
Denominator
Weighted average number of common shares outstanding —basic	33,702,858	25,847,953
Weighted average number of common shares outstanding —diluted	33,702,858	25,611,305
Loss per common share — basic	$(0.13)	$(0.12)
Loss per common share — diluted	$(0.13)	$(0.12)

Note 14 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 28, 2021 and February 29, 2020.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the years ended February 28, 2021 and February 29, 2020.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the years ended February 28, 2021 and February 29, 2020 are as follows:

	February 28, 2021	February 29, 2020
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At February 28, 2021 and February 29, 2020, the Company has a deferred tax asset of $1,095,494 and $750,024, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At February 28, 2021 and February 29, 2020, the valuation allowance was $1,095,494 and $750,024 respectively.

	February 28, 2021	February 29, 2020
Deferred tax asset from operating losses carry-forwards	$1,095,494	$750,024
Valuation allowance	(1,095,494)	(750,024)
Deferred tax asset, net	$—	$—

Note 15 – Acquisition

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

Consideration	$—

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$270
Deposits, prepayments and other receivables	863
Other payables	(9,882)

Net liabilities	$(8,749)

Goodwill	$8,749

Goodwill arising on the acquisition was written off as expenses for the year ended February 29, 2020.

Note 16 – Disposal of a subsidiary

Disposal of Suzhou BuGuNiao

On January 28, 2021, JiuGe Technology disposed its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was set up to venture into R&D projects.

The following table summarizes the gain on disposal for Suzhou BuGuNiao at the disposal date.

Consideration	$—
Net Asset	8,382
NCI	(84)
Gain on Disposal	$8,298

Note 17 - Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company
Ms Li Li	Non-controlling Stockholder, Legal Representative of Shanghai JiuGe Information Technology Co., Ltd.
Mr Liew Yow Ming	Non-controlling Stockholder

Note 17 – Related Parties Transactions (continued)

b)	The Company had the following related parties’ balances at February 28, 2021 and February 29, 2020:

	February 28, 2021	February 29, 2020
Due to related parties
Ms Li Li	$—	$1,351,107

The amount due to related party is without interest and due on demand.

	February 28, 2021	February 29, 2020
Loan payables
Mr. Liew Yow Ming	$1,654,207	$—

Loans from Mr. Liew Yow Ming are fixed at an interest rate of 20% per annum with a fixed repayment term. Interest expenses were $242,756 and $nil for the year ended February 28, 2021 and February 29, 2020, respectively.

Note 18 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 19 – Subsequent Events

Except for the above, the Company has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of February 28, 2021, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of February 28, 2021. Management has continued to monitor the implementation of the remediation plan described below.

Management’s annual report on internal control over financial reporting

The Company’s internal control over financial reporting (“ICFR”) is designed under the supervision of our Chief Executive Officer, acting in the capacity of principal executive officer, and our Chief Financial Officer, acting in the capacity of principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources, management is in the process of building the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR existed due to the limited number of persons responsible for the recording and reporting of financial information, the lack of segregation of duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased segregation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

In addition to the material weaknesses identified above, management has begun implementing the following measures:

●	finalizing a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and

●	finalizing a comprehensive Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of February 28, 2021 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we intend to undertake measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last quarter of our fiscal year ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

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

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen CEO	50	CEO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

Yew Hon Lee CFO	52	CFO of FingerMotion, Inc. (Dec. 11, 2020 to present); CFO of Cubinet Interactive Group of Companies (2006 to November 2020)

Hsien Loong Wong Director	46	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Yew Poh Leong Director	66	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Michael Chan Director	57	Director of FingerMotion, Inc. (April 6, 2018 to present); Managing Director of Asia Pacific, Asset Servicing at Bank of New York Mellon (2007 to Sept. 2016); currently serves on the National University of Singapore Society finance sub-committee (2016 to present); Head of Business Development, Asia Pacific, State Street Bank & Trust Co. (1994 to 2007).

Eng Ho Ng Director	67	Director of FingerMotion, Inc. (Dec. 11, 2020 to present); Non-Executive Chairman of ZWEEC Analytics Pte Ltd. (Feb 2020] to present); Director of TNG Fintech Group (Jan 2018 to present

Li Li Legal Representative and General Manager of JiuGe Technology	41	Legal Representative and General Manager of JiuGe Technology (Jan. 2018 to present); Advisor to Shenzhen WuYiKa Technology Co., Ltd. (Jan. 2017 to Dec. 2017); Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. (July 2015 to Dec. 2016)

Li Guang Hui Legal Representative and Vice General Manager of Beijing Technology	40	Vice General Manager of Beijing Technology; CEO of Beijing Hongyang Consulting (July 2017 to April 2019); Marketing Director of Youku Tudou (June 2011 to May 2017).

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Martin J. Shen - Mr. Shen was appointed our Chief Executive Officer and Chief Financial Officer on December 1, 2018. He has nearly 15 years of experience in senior management roles in entrepreneurial startups as well as large multinational corporations. In those roles, he acquired wide-ranging expertise in corporate management, financial oversight and operational administration. Most recently, Mr. Shen founded Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) in 2014, establishing the company as the preferred choice for providing distributional support to regional pharmacies throughout Western Canada. His leadership duties as founder and senior vice-president included overseeing all aspects of operations, including managing legal and regulatory compliance issues. They covered ensuring compliance with Health Canada requirements as well as all relevant federal, provincial and municipal legislation. He also led the finance department, building a sound foundation for the accounting function and leveraging his extensive experience in public accounting to guide the acquisition of two companies in Alberta.

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

Mr. Shen devotes approximately 100% of his time to the Company.

Yew Hon Lee - Mr. Lee was appointed as the CFO of the Company on December 11, 2020. He was the CFO of Cubinet Interactive Group of Companies from 2006 to November 2020. He was one of the pioneers that started an online game publishing company. In his tenure, he was instrumental in leading Cubinet and building teams across the South East Asia region setting up all the financial processes within a short span of time. In 2011, Mr. Lee took on the additional role as the COO, Middle East and Russia, establishing new strategic partnerships. Prior to joining Cubinet, in 2001, Mr. Lee was employed by Trisilco IT Sdn Bhd as the Finance Manager overseeing the entire spectrum of the Finance and HR functions. In 2005, Mr. Lee took on the role of General Manager managing the entire operations of Trisilco from Finance, HR, Sales & Operations. Trisilco is an IT company specializing in regulatory reporting and compliance for the financial sector. Previously, Mr. Lee had a short tenure in Nadicorp Holdings as the internal auditor setting up the departments from scratch. Nadicorp is one of the largest private Bumiputra conglomerates with 5 main business units in Transportation, Manufacturing, Property & Plantation, Defence and Other support services. In his tenure as the Internal Auditors Manager, he set up the Audit Charter and the key internal audit processes and procedures. Mr. Lee received his diploma from the Tunku Abdul Rahman College in 1996 and is a Chartered Accountant, a Member of Malaysia Institute of Accountants and an Associate Member of the Chartered Institute of Management Accountants, United Kingdom.

Mr. Lee devotes approximately 100% of his time to the Company.

Hsien Loong Wong - Mr. Wong was appointed a Board member, Chief Executive Officer and Chief Financial Officer on April 14, 2017. On December 1, 2018, Mr. Wong resigned as the Chief Executive Officer and Chief Financial Officer, but continued to serves as a Board member of the Company. He started his career in investor relations in technology, biotechnology, mining and oil and gas. Since July 2015, Mr. Wong has served as Associate Director of Propnex, Singapore’s largest listed real estate agency From December 2012 until September 2017, Mr. Wong also served as Senior Manager of Business Development as well as its director of property at Big Box Singapore Pte Ltd, a commercial property valued at$600 million. He also has extensive experience in running public companies. In particular, he was CEO of Nexgen Petroleum Corp, an oil and gas drilling company in Tennessee, USA from July 2007 to September 2009. He also currently serves as director to Food Bank Singapore, a registered charity, where he has served since January 2015. Mr. Wong’s previous experience and knowledge of the Company provides good historical information regarding the Company, which helps management with decisions going forward. Mr. Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia and his MSc in Real Estate from the National University of Singapore.

Mr. Wong devotes approximately 15% of his time to us.

Yew Poh Leong - Mr. Leong has been a Board member since December 1, 2018. He has more than 30 years of management experience in growing companies in the technology and hospitality sectors. In that time, Mr. Leong established an extensive network of business relationships in the software, banking and telecommunications sectors throughout the Asia Pacific. In his current position as CEO of Vertical Connection Pte Ltd., a position he has held since 2002, Mr. Leong leads the company’s consulting and advisory services in helping other companies expand their businesses regionally through partnerships or acquisitions and implementing core operational and information initiatives. Vertical Connection focuses on fintech, telecommunications services, hospitality and software. Currently, Mr. Leong sits on the boards of several private companies. Since 2017, he has served on the board of directors of Fintrux Pte Ltd., a P2P lending company, as chair and on the boards of each of Vemotion APAC and VM Technology, both software and hardware companies that specialize in wireless video transmission over low bitrate networks.

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

Prior to his service at Keppel T&T, Mr. Leong was first a Regional Director and then Managing Director of Dun and Bradstreet Software (later acquired by Geac Computers), from 1988 to 2001. In those roles, he led company growth from 15 to more than 250 employees in Singapore, Malaysia, Thailand, the Philippines, Indonesia, Sri Lanka, Hong Kong, Beijing and Shanghai. The firm provided business solutions and managed services for 350 customers in the region. Prior to serving at Dun and Bradstreet, Mr. Leong was a consultant with Computer Associates, a consultant at Price Waterhouse, a management consultant at Reliance Travel and an auditor at Razak & Co. Mr. Leong’s extensive corporate experience allows him to provide valuable guidance to the Company and management team as our Company progresses through its development stage. Mr. Leong received a Master Degree in Accounting and Finance from the University of Auckland.

Mr. Leong devotes approximately 15% of his time to us.

Michael Chan - Mr. Chan has been a Board member since April 6, 2018. Mr. Chan has served at The Bank of New York Mellon Corporation as Managing Director, Head of Asia Pacific for Asset Servicing since 2013. He is responsible for managing the bank’s largest business line in the region. Mr. Chan joined the bank in Singapore in 2007 as regional Chief Operating Officer and progressed to Head of Sales & Relationship Management in 2010. He chaired the Asset Servicing Business Acceptance Committee and was a member of the KYC/AML regional committee. Mr. Chan was a member of BNY Mellon’s Global Corporate Operating Committee, Asia Pacific Executive Committee and the Corporate Sovereign Institutions Council. He represented the firm on the board of directors of ASIFMA and BNY Mellon’s Eagle Investment Systems’ Asia Singapore entity. Mr. Chan has also served on the OMGEO APAC Advisory Board and has been a member of various industry and banking associations in Hong Kong and Korea. Mr. Chan is currently the president of Canadian Alumni Singapore, a not-for-profit society. He also serves on the National University of Singapore Society (NUSS) finance sub-committee and a member of the Singapore Institute of Directors (SID).

Prior to BNY Mellon, Mr. Chan was with State Street Bank & Trust Co., Canada beginning 1994. He was relocated to Hong Kong in 2000 for the bank’s launch of ETF products in Asia Pacific. Until 2007, he held senior positions including head of operations (Asia), regional deal team for a key European acquisition, general manager for the South Korea bank branch and head of global relationship management in the region. His career also includes service at Ernst & Young (E&Y), Canada. Mr. Chan’s management and finance experience will provide additional financial oversight for the Company and will provide an advisory role over budgetary and projection analysis with management. Mr. Chan is a member of CPA, CMA, Canada. He holds an EMBA from the Ivey School of Business, University of Western Ontario and a B. Com from McGill University, Canada.

Mr. Chan devotes approximately 15% of his time to us.

Eng Ho Ng - Mr. Ng was appointed as a Board member on December 11, 2020. Mr. Ng is currently the non-executive Chairman of ZWEEC Analytics Pte Ltd. in Singapore and an independent Board director of TNG Fintech Group in Hong Kong. He previously served in top management positions in several large business corporations in Singapore, including ST Technologies Telemedia Pte Ltd., a subsidiary of Temasek holdings, as Executive Vice President (Operations), and ST Telemedia’s Indonesian subsidiary, PT Indosat Tbk, as the Deputy President Director. Mr. Ng was also Managing Director of Keppel Telecommunications & Transportation Ltd. after serving in various positions at Keppel T&T and its subsidiaries. Prior to joining Keppel T&T, Mr. Ng was a career officer in the Singapore Armed Forces. Mr. Ng has served as a Director of Alvarion Ltd. and as an Independent Director of Mencast Holdings Ltd. Mr. Ng received his Bachelor of Science (Telecomm System Engineering) Degree (Honours) from the Royal Military College of Science, UK in 1977.

Mr. Ng devotes approximately 15% of his time to the Company.

Li Li - Ms. Li Li is the Legal Representative and General Manager of Shanghai JiuGe Information Technology Co., Ltd. Ms. Li Li graduated from Nanjing Academy of Engineering. In 2004, she founded Shanghai ChuangYe Network Technology Co., Ltd. as the Vice President. Through close cooperation with local operators, the company launched SMS and MMS services, WAP and mobile JAVA games, Hunan Satellite TV “HTV” e-magazine and other wireless Internet services to meet the rapid development of wireless internet content and extensive application requirements.

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

In 2014, Ms. Li Li served as Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. In 2014, WeChat opened the Wi-Fi interface, indicating the big leap and undercurrent of commercial Wi-Fi. However, at the time, there was no domestic Wi-Fi platform that provided blue-collar people with free Internet access, life style and added service to the community. At the beginning of her term of office, Li Li seized the opportunity and proposed to establish a “Hi-WiFi” platform through cloud-based big data marketing with in-depth cooperation with operators, providing blue-collar work force community with free access to the Internet, living, and services. It also provides enterprises with one-stop enterprise-level services based on information-based services and multiple specialized platform services, thus making “Hi-WiFi” the first domestic blue-collar work-force lifestyle platform to be developed. As a one-stop mobile marketing service provider that provides advertisers with wireless marketing solutions to achieve accurate marketing goals. Currently, any service of the platform can reach 100 million direct blue-collar user groups with nearly 300 million download speeds of up to 700 KB per second. Users no longer have to worry about data traffic usage restrictions.

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

Ms Li Li devotes approximately 100% of her time to Shanghai JiuGe Information Technology Co., Ltd.

Li Guang Hui - Mr. Li was appointed Vice General Manager of Beijing Technology in April 2019. He is also the Legal Representative of Beijing Technology where he is responsible for the company’s SMS operations. Mr. Li graduated from Jiang Nan University majoring in business marketing. Upon joining Beijing Technology, Mr. Li led the research and development team to complete and implement the SMS platform system. He also expanded Beijing Technology’s business into multiple industries including airlines, finance, e-commerce and consumer sectors.

In 2011, Mr. Li served as Marketing Director of YouKu Tudou. With YouKu Tudou, Mr. Li established high level relationships with the Ministry of Industry and Information Technology and the Communication Administration Bureau and China Telecoms Operators (China Mobile, China Telecom and China Unicom) to develop and implement projects in the mobile resale (virtual operator) and value-added businesses for YouKu Tudou.

In 2017, Mr. Li started his own consulting company, Beijing HongYang Consulting, where he provided consulting services in telecommunication compliance and operation services to several giant internet-based companies such as Didi, JD.com, Alibaba and Suning.

Mr. Li devotes approximately 100% of his time to Beijing Technology.

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
Finger Motion Company Limited	Hong Kong	4
Finger Motion (CN) Limited	Hong Kong	0
Finger Motion Financial Company Limited	Hong Kong	4
Shanghai JiuGe Business Management Co., Ltd.	PRC	2
Shanghai JiuGe Information Technology Co., Ltd.	PRC	47
Beijing XunLian TianXia Technology Co., Ltd.	PRC	9
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.	PRC	2

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

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2021, except as follows:

Name	Position Held	Late or Unfiled Report
Martin J. Shen	Chief Executive Officer	Late filed Form 4 as required in Fiscal 2021

Lee Yew Hon	Chief Financial Officer	Late filed Form 3 upon becoming an executive officer

Ng Eng Ho	Director	Late filed Form 3 upon becoming a director

Cheong Chee Ming	Shareholder	Unfiled Form 4 as required in Fiscal 2021

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Because our securities are not listed on NASDAQ or any other national securities exchange, we are not required to have a board of directors comprised of a majority of independent directors. Nevertheless, after review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise a majority of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Leong Yew Poh, Michael Chan and Ng Eng Ho.

Committees of the Board of Directors

Our board of directors has no standing committees. Accordingly, the entire Board acts as the audit committee. The Board has determined that Mr. Chan, Mr. Leong and Mr. Ng all meet the definition of an “audit committee financial expert” under the rules of the SEC. Because our securities are not listed on a national securities exchange, like the NASDAQ or the New York Stock Exchange, we are not subject to any listing rules that require us to maintain a standing compensation committee or nominating and corporate governance committee. Accordingly, the Board has determined that the entire board should be responsible for compensation, nomination and governance matters. We believe that this is appropriate because our board of directors is relatively small, consisting of only four directors, because our board comprises a majority of independent directors and because it reduces administrative burdens on the Company and the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 28, 2021 (“Fiscal 2021”) consist of (i) Martin J. Shen, our current Chief Executive Officer, (ii) Lee Yew Hon, our current Chief Financial Officer and (iii) Li Li, the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. Our named executive officers for the fiscal year ended February 29, 2020 (“Fiscal 2020”) consist of (i) Martin J. Shen, our current Chief Executive Officer and Chief Financial Officer and (ii) Li Li. the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2021 and Fiscal 2020 are as follows:

				Non-equity incentive plan compensation ($)
Name and Principal Position	Fiscal Year	Salary ($)	Share-based awards ($)(3)	Annual incentive plans	Long- term incentive plans	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total compensation ($)
Martin J. Shen (1)	2021	180,000	—	—	—	—	—
CEO	2020	60,000						180,000
Lee Yew Hon (2)	2021	18,000	—	—	—	—	—	18,000
CFO	2020	—	—	—	—	—	—	—

Li Li	2021	133,395	—	—	—	—	—	133,395
Legal Representative and General Manager of JiuGe Technology	2020	121,000	—	—	—	—	—	121,000

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

(3)	Amounts reflected under the “Share based awards” column for 2021 and 2020 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

During our most recently completed financial years, we did not pay any other executive compensation to our named executive officers.

Executive Employment Agreements

As of February 28, 2021, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

As of February 28, 2021, no named executive officer held any vested or unvested unexercised options to purchase shares of the Company’s common stock, shares of unvested restricted stock or other awards under any Company equity incentive plan.

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

Director Compensation

Each of our directors receives regular cash compensation of $2,000 to $4,000 per month, for serving on the Board. In addition, the Board has from time to time granted unrestricted stock awards to each director then serving on the Board. The following table sets forth information for compensation earned in Fiscal 2021 by our non-executive directors who served during Fiscal 2021:

				Non-equity incentive plan compensation ($)
Name and Principal Position	Fiscal Year	Salary ($)	Share-based awards ($)(1)	Annual incentive plans	Long- term incentive plans	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total compensation ($)
Leong Yew Poh	2021	42,000	—	—	—	—	—	42,000

Michael Chan	2021	24,000	—	—	—	—	—	24,000

Hsien Loong Wong	2021	24,000	—	—	—	—	—	24,000

Ng Eng Ho (2)	2021	6,000	—	—	—	—	—	6,000

Notes:

(1)	Amounts reflected under the “Share based awards” column for 2021 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Ng Eng Ho was appointed as a director of the Company on December 11, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 20, 2021 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer and Chief Financial Officer c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	700,000	1.8%

Leong Yew Poh, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	250,000	*

Michael Chan, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	250,000	*

Hsien Loong Wong, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	370,000	*

Lee Yew Hon, Chief Financial Oficer c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	450,000	1.2%

Ng Eng Ho, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	Nil	Nil

Li Li, Legal Representative and General Manager of JiuGe Technology c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	2,200,000	5.7%

All directors and executive officers as a group (7 persons)	4,220,000	10.9%

Major Stockholders:

Ever Sino International Limited(2) 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200 Malaysia	7,200,000	18.6%

Cheong Chee Ming Unit A 19/F Times Media Centre 133 Wan Chai Road Wan Chai Hong Kong	4,420,000	11.4%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of May 20, 2021, there were 38,668,494 shares of common stock of the Company issued and outstanding.

(2)	Mr. Choe Yang Yeat has sole voting and dispositive power over the shares held by Ever Sino International Limited.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 28, 2021, we did not have any securities authorized for issuance under any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;

●	any person proposed as a nominee for election as a director;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended February 28, 2021

As of February 28, 2021, the Company has a liability owing to Ms. Li Li in the amount of $5,659 (2019: $1,351,107). The funds loaned from Ms. Li Li to the Company were used for working capital purposes and such loan does not bear any interest and there are no set terms for repayment.

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable in the Company’s best interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2021	2020
Audit fees	$60,000	$45,000
Audit-related fees	18,000	15,000
Tax fees	Nil	Nil
All other fees	Nil	1,000
Total fees paid or accrued to our principal accountants	$78,000	$59,800

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

Pre-Approval of Services by the Independent Auditor

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, our Board may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(4)	Share Exchange Agreement among FingerMotion, Inc., Finger Motion Company Limited and the Shareholders of Finger Motion Company Limited, dated July 13, 2017
3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(1)	Bylaws
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(5)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(5)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(5)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(5)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(5)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(6)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
14.1(1)	Code of Business Conduct and Ethics
14.2(1)	Code of Ethics for the CEO and Senior Financial Officers
21.1(*)	Subsidiaries of FingerMotion, Inc.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(*)	Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: May 28, 2021	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 28, 2021	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 28, 2021	By:	/s/ Lee Yew Hon
Lee Yew Hon, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 28, 2021	By:	/s/ Leong Yew Poh
Leong Yew Poh, Director

Dated: May 28, 2021	By:	/s/ Hsien Loong Wong
Hsien Loong Wong, Director

Dated: May 28, 2021	By:	/s/ Ng Eng Ho
Ng Eng Ho, Director