Form 10-Q
period 2021-05-31
FingerMotion, Inc.
filed 2021-07-15
CIK 1602409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 39,020,160 shares of common stock outstanding as of July 12, 2021.

FINGERMOTION, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2021

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2021	2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$789,752	$850,717
Accounts receivable	2,684,109	4,099,312
Inventories	2,368	1,401
Prepayment and deposit	3,407,406	646,377
Other receivables	1,517,027	1,506,720
	8,400,662	7,104,527
Non-current Assets
Equipment	27,022	26,453
Intangible assets	152,883	161,210
Right-of-use asset	32,543	49,314
	212,448	236,977

TOTAL ASSETS	$8,613,110	$7,341,504

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$2,303,162	$2,473,636
Accrual and other payables	1,519,777	1,046,190
Loan payable, current portion	844,595	544,900
Stock subscription payable	1,347,000	—
Lease liability, current portion	33,626	47,569
	6,048,160	4,112,295
Non-current Liabilities
Loan payable, non-current portion	1,109,307	1,109,307
Lease liability, non-current portion	—	4,936
	1,109,307	1,114,243

TOTAL LIABILITIES	$7,157,467	$5,226,538

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 38,995,160 shares and 38,903,494 issued and outstanding at May 31, 2021 and February 28, 2021 respectively	3,900	3,890

Additional paid-in capital	14,360,804	14,170,815

Accumulated deficit	(13,120,618)	(12,208,728)

Accumulated other comprehensive income	201,090	140,906

Stockholders’ equity before non-controlling interests	1,445,176	2,106,883

Non-controlling interests	10,467	8,083

TOTAL SHAREHOLDERS’ EQUITY	1,455,643	2,114,966

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,613,110	$7,341,504

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2021	2020
Revenue	$5,996,489	$2,742,934
Cost of revenue	(5,376,792)	(2,448,495)

Gross profit	619,697	294,439

Amortization & depreciation	(14,421)	(2,445)
General & administrative expenses	(1,179,747)	(742,039)
Marketing Cost	(85,007)	—
Research & Development	(135,429)	(103,610)
Stock compensation expenses	(60,975)	(21,677)

Total operating expenses	(1,475,579)	(869,771)

Net loss from operations	(855,882)	(575,332)

Other income (expense):
Interest income	1,270	145
Interest expense	(92,566)	(19,606)
Exchange gain (loss)	675	73
Other income	36,997	16,669
Total other income (expense)	(53,624)	(2,719)

Net loss before income tax	$(909,506)	$(578,051)
Income tax expenses	—	—
Net Loss	$(909,506)	$(578,051)

Less: Net profit attributable to the non-controlling interest	2,384	26

Net loss attributable to the Company’s shareholders	$(911,890)	$(578,077)

Other comprehensive income:
Foreign currency translation adjustments	60,184	(15,874
Comprehensive loss	$(851,706)	$(593,951)
Less: comprehensive income (loss) attributable to non-controlling interest	164	83
Comprehensive loss attributable to the Company	$(851,870)	$(594,034)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.02)	$(0.02)
Loss Per Share - Diluted	$(0.02)	$(0.02)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.02)	$(0.02)
Loss Per Share - Diluted	$(0.02)	$(0.02)

Wgt Ave Common Shares Outstanding - Basic	38,933,892	33,892,953
Wgt Ave Common Shares Outstanding - Diluted	38,933,892	33,892,953

FingerMotion, Inc.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	86,666	9	179,990	—	—	—	179,999	—	179,999
Common stock issued for professional service	5,000	1	9,999	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	60,184	60,184	—	60,184
Net (Loss)	—	—	—	—	(911,890)	—	(911,890)	2,384	(909,506)

Balance at May 31, 2021	38,995,160	3,900	14,360,804	—	(13,120,618)	201,090	1,445,176	10,467	1,455,643

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	deficit	interest	Total
Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for professional service	8,045,000	804	282,771	—	—	—	283,575	—	283,575
Accumulated other comprehensive income	—	—	—	—	—	(15,874)	(15,874)	—	(15,874)
Net (Loss)	—	—	—	—	(578,077)	—	(578,077)	26	(578,051)

Balance at May 31, 2020	33,892,953	3,389	7,804,358	—	(8,404,831)	(11,910)	(608,994)	4,209	(604,785)

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2021	2020
Net (loss)	$(909,506)	$(578,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	60,975	21,677
Amortization and depreciation	14,421	2,445

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,415,203	946,180
(Increase) decrease in prepayment and deposit	(2,812,004)	(1,020,797)
(Increase) decrease in other receivable	(10,307)	63,252
(Increase) decrease in inventories	(967)	—
(Increase) decrease in right-of-use asset	—	6,671
Increase (decrease) in accounts payable	(170,474)	(171,481)
Increase (decrease) in accrual and other payables	473,587	774,884
Increase (decrease) in due to lease liability	(2,108)	(6,671)
Net Cash provided by (used in) operating activities	(1,941,180)	38,109

Cash flows from investing activities
Purchase of equipment	(4,401)	(11,578)
Net cash provided by (used in) investing activities	(4,401)	(11,578)

Cash flows from financing activities
Repayment to related parties	—	(220,384)
Proceed from loan payable	299,695	—
Advances from stock subscription payable	1,347,000	—
Common stock issued for cash	179,999	261,898
Net cash provided by (used in) financing activities	1,826,694	41,514

Effect of exchange rates on cash and cash equivalents	57,922	(16,053)

Net change in cash	(60,965)	51,992

Cash at beginning of period	850,717	102,919

Cash at end of period	$789,752	$154,911

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
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

On February 5, 2021, JiuGe Technology has disposed of its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was established to venture into R&D projects.

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies

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

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of May 31, 2021 and February 28, 2021:

Assets and liabilities of the VIE

	May 31, 2021	February 28, 2021
	(unaudited)
Current assets	$3,078,457	$2,251,100
Non-current assets	45,886	45,503
Total assets	$3,124,343	$2,296,603

Current liabilities	$6,250,684	$4,906,955
Non-current liabilities	—	—
Total liabilities	$6,250,684	$4,906,955

Assets and liabilities of the VIE’s Subsidiaries

	May 31, 2021	February 28, 2021
	(unaudited)
Current assets	$4,844,734	$4,177,156
Non-current assets	5,174	—
Total assets	$4,849,908	$4,177,156

Current liabilities	$3,733,320	$3,318,450
Non-current liabilities	—	—
Total liabilities	$3,733,320	$3,318,450

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the three months ended May 31, 2021	For the three months ended May 31, 2020
	(unaudited)	(unaudited)
Revenue	$373,151	$393,792
Cost of revenue	(109,046)	(189,806)
Gross profit (loss)	$264,105	$203,986

Amortization and depreciation	(2,068)	(1,671)
General and administrative expenses	(589,750)	(356,892)
Research & Development	(135,429)	(32,207)
Total operating expenses	$(727,247)	$(390,770)

Profit (loss) from operations	$(463,142)	$(186,786)

Interest income	1,215	121
Other income	139	10,733
Total other income (expense)	$1,354	$10,854

Tax expense	—	—

Net profit (loss)	$(461,788)	$(175,932)

Operating Result of VIE’s Subsidiaries

	For the three months ended May 31, 2021	For the three months ended May 31, 2020
	(unaudited)	(unaudited)
Revenue	$5,524,623	$2,349,142
Cost of revenue	(5,177,746)	(2,258,688)
Gross profit (loss)	$346,877	$90,454

Amortization and depreciation	(225)	(68)
General and administrative expenses	(145,121)	(78,331)
Research & Development	—	(14,863)
Total operating expenses	$(145,346)	$(93,262)

Profit (loss) from operations	$201,531	$(2,808)

Interest income	14	18
Other income	36,858	5,936
Total other income (expense)	$36,872	$5,954

Tax expense	—	(568)

Net profit (loss)	$238,403	$2,578

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

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

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

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

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

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

Non-controlling interest

Non-controlling interests held 1% of the shares of two of our subsidiaries are recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $13,120,618 and $12,208,728 as at May 31, 2021 and February 28, 2021 respectively, and had a net loss of $909,506 and $578,051 for the three months ended May 31, 2021 and 2020, respectively.

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

Note 4 – Revenue

We recorded $5,996,489 and $2,742,934 in revenue, respectively, for the three months ended May 31, 2021 and 2020.

	For the three months ended
	May 31, 2021	May 31, 2020
	(unaudited)	(unaudited)
Telecommunication Products & Services	$1,737,080	$393,792
SMS & MMS Business	4,160,694	2,349,142
Big Data	98,715	—
	$5,996,489	$2,742,934

Note 5 – Equipment

At May 31, 2021 and February 28, 2021, the company has the following amounts related to tangible assets:

	May 31, 2021	February 28, 2021
	(unaudited)
Equipment	$52,354	$47,953
Less: accumulated depreciation	(25,332)	(21,500)
Net equipment	$27,022	$26,453

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended May 31, 2021 and 2020 totaled $3,500 and $2,445, respectively.

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At May 31, 2021 and February 28, 2021, the company has the following amounts related to intangible assets:

	May 31, 2021	February 28, 2021
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	225,340	221,489
	425,340	421,489
Less: accumulated amortization	(231,412)	(219,234)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$152,883	$161,210

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended May 31, 2021 and 2020 totaled $10,921 and $15,905, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and China Mobile for our SMS & MMS business.

	May 31, 2021	February 28, 2021
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$746,891	$333,646
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$746,891	$333,646
Others prepayment	358,207	143,288
Prepayment and deposit	$1,105,098	$476,934

	May 31, 2021	February 28, 2021
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$2,302,308	$169,443
Deposit received		—
Net Prepaid expenses for SMS	$2,302,308	$169,443
Others prepayment	—	—
Prepayment and deposit	$2,302,308	$169,443

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	May 31, 2021	February 28, 2021
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$32,543	$49,314

Lease liability
Current lease liability	$33,626	$47,569
Non-current lease liability	—	4,936
Total lease liability	$33,626	$52,505

		February 28, 2021
		(unaudited)
Remaining lease term and discount rate
Weighted-average remaining lease term		1.4 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of May 31, 2021:

2021	$33,986
Thereafter	—
Less: imputed interest	(360)
$33,626

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 9 – Loan Payable

The following table summarizes loan principal due by the Company as of May 31, 2021:

Lender	Term	May 31, 2021	February 28, 2021
Liew Yow Ming	From Apr 8, 2020 to Apr 7, 2022	$758,063	$758,063
Liew Yow Ming	From Apr 16, 2020 to Apr 15, 2022	351,244	351,244
Liew Yow Ming	From Jul 29, 2020 to Jul 28, 2021	544,900	544,900
Liew Yow Ming	From May 3, 2021 to Aug 2, 2021	299,695	—
		$1,953,902	$1,654,207

	Current portion	$844,595	$544,900
	Non-current portion	$1,109,307	$1,109,307

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming are fixed at rate of 20% per annum. Interest expenses incurred on loans payable for three months ended May 31, 2021 and 2020 was $92,566 and $6,827, respectively.

Note 10 – Common Stock

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

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 10 – Common Stock (Continued)

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

On January 13, 2021, the Company issued (i) 1,604,334 shares of our common stock at price of $1.50 per share to 28 individuals and 4 entities, whereby each unit is comprised of one share of our common stock and one common stock purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at an exercise price of $3.00 per share and having an expiry date of two years from the date of issuance, (ii) 534,500 shares of our common stock at a price of $2.00 per share to 15 individuals, (iii) 500,000 shares of our common stock at price of $2.00 to one individual pursuant to the conversion of promissory note, (iv) 34,103 shares of our common stock at a deemed price of $3.90 per share to one entity pursuant to a marketing services agreement, and (v) 5,000 shares of our common stock at price of $2.00 per share to one individual pursuant to a consulting agreement.

On January 21, 2021, the Company issued 25,000 shares of our common stock at $2.00 per share to one individual pursuant to the exercise of warrants.

On March 29, 2021, the Company issued 10,000 shares of our common stock at $2.00 per share to one individual pursuant to the exercise of warrants.

On April 14, 2021, the Company issued 5,000 shares of our common stock at price of $2.00 per share to one individual pursuant to a consulting agreement.

On May 7, 2021, the Company issued (i) 70,000 shares of our common stock at $2.00 per share to 2 individuals and one entity pursuant to the exercise of warrants, and (ii) 6,666 shares of our common stock at $3.00 to one entity pursuant to the exercise of warrants.

During the quarter ended May 31, 2021, the Company received $90,000 from exercise of warrants for the purchase of 45,000 shares of common stock of the Company at a price of $2.00 per share from 2 individuals which securities have not been issued as of May 31, 2021. In addition, the Company received $1,257,000 from subscriptions for the purchase of 251,400 shares of common stock of the Company at a price of $5.00 per share from 10 individuals and one entity, which securities have not been issued as of May 31, 2021.

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended
	May 31, 2021	May 31, 2020
Numerator - basic and diluted
Net Loss	$(909,506)	$(578,051)
Denominator
Weighted average number of common shares outstanding — basic	38,933,892	33,892,953
Weighted average number of common shares outstanding — diluted	38,933,892	33,892,953
Loss per common share — basic	$(0.02)	$(0.02)
Loss per common share — diluted	$(0.02)	$(0.02)

Note 12 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2021 and 2020.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2021 and 2020.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2021 and 2020 are as follows:

	For the three months ended
	May 31, 2021	May 31, 2020
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 12 – Income Taxes (Continued)

At May 31, 2021 and February 28, 2021, the Company has a deferred tax asset of $227,973 and $1,095,494, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At May 31, 2021 and February 28, 2021, the valuation allowance was $227,973 and $1,095,494, respectively.

	May 31, 2021	February 28, 2021
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$227,973	$1,095,494
Valuation allowance	(227,973)	(1,095,494)
Deferred tax asset, net	$—	$—

Note 13 – Disposal of a subsidiary

Disposal of Suzhou BuGuNiao

On January 28, 2021, JiuGe Technology disposed its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was set up to venture into R&D projects.

The following table summarizes the gain on disposal for Suzhou BuGuNiao at the disposal date.

Consideration	$—
Net Asset	8,382
NCI	(84)
Gain on Disposal	$8,298

Note 14 – Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company
Mr Liew Yow Ming	Non-controlling Stockholder

b)	The Company had the following related party balances at May 31, 2021 and February 28, 2021:

The amount due to related party is without interest and due on demand.

	May 31, 2021	February 28, 2021
Loan payables
Mr. Liew Yow Ming	$1,953,902	$1,654,207

Note 15 – Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

FINGERMOTION, INC.
Three months ended May 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 16 – Subsequent Events

On June 1, 2021, the Company issued 25,000 shares of our common stock at a deemed price of $5.00 per shares to one individual pursuant to a consulting agreement.

On July 13, 2021, the Company issued (i) 568,900 shares of our common stock at price of $5.00 per share to 17 individuals and 2 entities (ii) 45,000 shares of our common stock at $2.00 per share to 2 individuals pursuant to the exercise of warrants, (iii) 60,000 shares of our common stock at $3.00 per share to one individual pursuant to the exercise of warrants, (iv) 5,000 shares of our common stock at deemed price of $2.00 per share to one individual pursuant to a consulting agreement, and (v) 25,000 shares of our common stock at a deemed price of $5.00 per share to one individual pursuant to a consulting agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2021, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2021, our most recently completed year end, to May 31, 2021, and our results of operations for the three months ended May 31, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

This description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Share Exchange Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017 and incorporated by reference herein.

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

This description of the VIE Agreements discussed above do not purport to be complete and are qualified in their entirety by reference to the terms of the VIE Agreements, which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on December 27, 2018 and are incorporated by reference herein.

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

This description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Cooperation Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019 and is incorporated by reference herein.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each entity. All of our subsidiaries are directly or indirectly owned or controlled by us:

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

SMS and MMS Services

On March 7, 2019, the Company through JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk Short Message Service (“SMS”) and Multimedia Messaging Service (“MMS”) bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. FingerMotion’s subsidiary, Beijing Technology, retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

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

Big Data Insights

In July 2020, the Company launched its proprietary technology platform “Sapientus” as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance, healthcare, and financial services industries.. The Company applies its vast experience in the insurance and financial services industry and capabilities in technology and data analytics to develop revolutionary solutions targeted towards insurance and financial consumers. Integrating diverse publicly available information, insurance and financial based data with technology and finally registering them into the FingerMotion telecommunications and insurance ecosystem, the Company would be able to provide functional insights and facilitate the transformation of key components of the insurance value chain, including driving more effective and efficient underwriting, enabling fraud evaluation and management, empowering channel expansion and market penetration through novel product innovation, and more. The ultimate objective is to promote, enhance and deliver better value to our partners and customers.

The Company’s proprietary risk assessment engine offers standard and customized scoring and appraisal services based on multi-dimensional factors. The Company has the ability to provide potential customers and partners with insights-driven and technology-enabled solutions and applications including preferred risk selection, precision marketing, product customization, and claims management (e.g., fraud detection). The Company’s mission is to deliver the next generation of data-driven solutions in the financial services, healthcare, and insurance industries that result in more accurate risk assessments, more efficient processes, and a more delightful user experience.

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

Results of Operations

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020
Revenue	$5,996,489	$2,742,934
Cost of revenue	$(5,376,792)	$(2,448,495)
Total operating expenses	$(1,475,579)	$(869,771)
Total other income (expenses)	$(53,624)	$(2,719)
Net Loss attributable to the Company’s shareholders	$(911,890)	$(578,077)
Foreign currency translation adjustment	$60,184	$(15,874)
Comprehensive loss attributable to the Company	$(851,870)	$(594,034)
Basic Loss Per Share attributable to the Company	$(0.02)	$(0.02)
Diluted Loss Per Share attributable to the Company	$(0.02)	$(0.02)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020	Change (%)
Telecommunication Products & Services	$1,737,080	$393,792	341%
SMS & MMS Business	$4,160,694	$2,349,142	77%
Big Data	$98,715	$—	100%
Total Revenue	$5,996,489	$2,742,934	119%

We recorded $5,996,489 in revenue for the quarter ended May 31, 2021, an increase of $3,253,555 or 119%, compared to the quarter ended May 31, 2020. This increase resulted from an increase in revenue of $1,343,288, $1,811,552 and $98,715 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service has grown substantially compared to last year. The growth is expected to flourish further with the Company continuing to make prepayments to purchase large bulks of inventories to be resold to our increasing corporate clientele. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020
Telecommunication Products & Services	$1,474,203	$189,806
SMS & MMS Business	$3,812,589	$2,258,689
Big Data	$90,000	$—
Total Cost of Revenue	$5,376,792	$2,448,495

We recorded $5,376,792 in costs of revenue for the quarter ended May 31, 2021, an increase of $2,928,297 or 120%, compared to the quarter ended May 31, 2020. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the quarter ended May 31, 2021 was $619,697, an increase of $325,258 or 110%, compared to the quarter ended May 31, 2020. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $14,421 for fixed assets for the quarter ended May 31, 2021, an increase of $11,976 or 490%, compared to the quarter ended May 31, 2020. This increase resulted in purchase of equipment.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020
Accounting	$39,743	$15,000
Consulting	$355,843	$250,475
Entertainment	$39,507	$29,172
IT	$14,267	$17,717
Rent	$25,135	$40,385
Salaries & Wages	$588,427	$317,068
Technical Fee	$23,114	$23,746
Travelling	$27,589	$6,764
Others	$66,122	$41,712
Total G&A Expenses	$1,179,747	$742,039

We recorded $1,179,747 in general and administrative expenses for the quarter ended May 31, 2021, an increase of $437,708 or 59%, compared to the quarter ended May 31, 2020. The increased consulting and staff salaries are principally the result of the commencement and building of our three lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020
Marketing Cost	$85,007	$—

We recorded $85,007 in marketing cost for the quarter ended May 31, 2021 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms including other digital marketing expenses.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020
Research & Development	$135,429	$103,610

We incurred fees of $135,429 in research & development for the quarter ended May 31, 2021 as compared to $103,610 for the quarter ended May 31, 2020. The increase of $31,819 or 31% was due to higher data access and usage fees charged by telecommunications companies.

The Insurtech division of FingerMotion focuses on consumer behavioral insights extraction for the purpose of risk assessment. Insights are mined from a multitude of data sources, harmonized with the objectives of our various business partners. The initial phase of business application is to focus on insurance industry particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by the end of calendar 2021.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	May 31, 2021	May 31, 2020
Share compensation expenses	$60,975	$21,677

We incurred fees of $60,975 in share issuance for consultants in consideration of the services which have been provided to the company for the quarter ended May 31, 2021 as compared to $21,677 for the quarter ended May 31, 2020. The increase of $39,298 or 181% was due to more consultants were compensated with shares of the company.

Operating Expenses

We recorded $1,475,579 in operating expenses for the quarter ended May 31, 2021, as compared to $869,771 in operating expenses for the quarter ended May 31, 2020. The increase of $605,808 or 70%, for the quarter ended May 31, 2021 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $911,890 for the quarter ended May 31, 2021 and $578,077 for the quarter ended May 31, 2020. The increase in net loss attributable to the Company’s shareholders of $333,813 or 58% resulted primarily from the increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of May 31, 2021 and February 28, 2021:

	As at May 31, 2021	As at February 28, 2021
Cash reserves	$789,752	$850,717
Working capital (deficiency)	$2,352,502	$2,992,232

At May 31, 2021, we had cash and cash equivalents of $789,752 as compared to cash and cash equivalents of $850,717 at February 28, 2021. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $179,999 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the United States Securities Act of 1933, as amended, during the quarter ended May 31, 2021.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the three months ended
	May 31, 2021	May 31, 2020
Net cash used in operating activities	$(1,941,180)	$38,109
Net cash used in investing activities	$(4,401)	$(11,578)
Net cash provided by financing activities	$1,826,694	$41,514
Effect of exchange rates on cash & cash equivalents	$57,922	$(16,053)
Net increase (decrease) in cash and cash equivalents	$(60,965)	$51,992

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $1,979,289 in the three months ended May 31, 2021 compared to the three months ended May 31, 2020, primarily due to an increase in prepayment and deposit of ($2,812,004) (May 31, 2020: ($1,020,797)), increase in other receivable of ($10,307) (May 31, 2020: $63,252), increase in inventories of ($967) (May 31, 2020: $nil), decrease in accounts payable of ($170,474) (May 31, 2020: ($171,481)), decrease in lease liability of ($2,108) (May 31, 2020: ($6,671)); offset by a decrease in account receivable of $1,415,203 (May 31, 2020: $946,180), and an increase in accrual and other payable of $473,587 (May 31, 2010: $774,884).

Cash Flow used in Investing Activities

During the quarter ended May 31, 2021, investing activities decreased by $7,177 compared to quarter ended May 31, 2020.

Cash Flow provided by Financing Activities

During the quarter ended May 31, 2021, financing activities increased by $1,785,180 compared to the quarter ended May 31, 2020, which was primarily due to advances from stock subscription, a loan from a non-controlling stockholder and proceeds from issuance of shares of our common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On June 1, 2021, the Company issued 25,000 shares of our common stock at a deemed price of $5.00 per shares to one individual pursuant to a consulting agreement.

On July 13, 2021, the Company issued (i) 568,900 shares of our common stock at price of $5.00 per share to 17 individuals and 2 entities (ii) 45,000 shares of our common stock at $2.00 per share to 2 individuals pursuant to the exercise of warrants, (iii) 60,000 shares of our common stock at $3.00 per share to one individual pursuant to the exercise of warrants, (iv) 5,000 shares of our common stock at a deemed price of $2.00 per share to one individual pursuant to a consulting agreement, and (v) 25,000 shares of our common stock at a deemed price of $5.00 per share to one individual pursuant to a consulting agreement.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Principal Accounting Policies of the Notes to the Condensed Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 28, 2021.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 28, 2021.

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of May 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of May 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2021, our disclosure controls and procedures were not completely effective as of May 31, 2021. Management has continued to monitor the implementation of the remediation plan described below.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2021, management concluded that material weaknesses existed in our internal control over financial reporting. Specifically, we determined that:

●	We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company; and

●	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

In order to remediate the documented material weaknesses, management has begun implementing the following corrective measures:

●	finalizing a Corporate Governance Policy that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and

●	finalizing a comprehensive Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for our control procedures.

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

Change in Internal Control over Financial Reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $0.91 million during the three month period ended May 31, 2021 and net losses of approximately $4.3 million, $3.0 million and $2.9 million for the years ended February 28, 2021, 2020 and 2019, respectively. As of May 31, 2021 and February 28, 2021, we had an accumulated deficit of approximately $13.12 million and $12.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our operating subsidiaries and contractually controlled entity report that is operation have not been materially affected at this point, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty over the last year or so.. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, on the market price of our common shares, and on consumer demand for consumer services, including those offered by our Company.

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

Li Li is the legal representative and general manager, and also a shareholder of JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely affected.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2021, we issued 10,000 shares of our common stock at a price of $2.00 per share pursuant to the exercise of outstanding warrants to one individual. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On April 14, 2021, we issued 5,000 shares of our common stock at a deemed price of $2.00 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On May 7, 2021, we issued an aggregate of 76,666 shares of our common stock pursuant to the exercise of outstanding warrants to two individuals and one entity, of which 70,000 shares were issued at a price of $2.00 per shares and 6,666 shares were issued at a price of $3.00 per share. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals who are U.S. persons and on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the one entity that is a non-U.S. person as the shares were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On June 1, 2021, we issued 25,000 shares of our common stock at a deemed price of $5.00 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On July 13, 2021, we issued 568,900 shares of our common stock at a price of $5.00 per share to 17 individuals and 2 entities pursuant to the closing of a private placement offering. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the 17 individuals and 2 entities that are all non-U.S. persons as the shares were issued to the investors through offshore transactions which was negotiated and consummated outside of the United States.

On July 13, 2021, we issued 45,000 shares of our common stock at $2.00 per share pursuant to the exercise of outstanding warrants to 2 individuals. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the 2 individuals who are U.S. persons.

On July 13, 2021, we issued 60,000 shares of our common stock at $3.00 per share pursuant to the exercise of outstanding warrants to one individual. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the one individual that is a non-U.S. person as the shares were issued to the individual through an offshore transactions which was negotiated and consummated outside of the United States.

On July 13, 2021, we issued 5,000 shares of our common stock at a deemed price of $2.00 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On July 13, 2021, we issued 25,000 shares of our common stock at a deemed price of $5.00 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: July 15, 2021	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)