Form 10-Q
period 2021-08-31
FingerMotion, Inc.
filed 2021-10-14
CIK 1602409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,201,260 shares of common stock outstanding as of October 13, 2021.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended August 31, 2021

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Unaudited Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$878,085	$850,717
Accounts receivable	3,690,100	4,099,312
Inventories	2,585	1,401
Prepayment and deposit	2,448,403	646,377
Other receivables	2,170,090	1,506,720
	9,189,263	7,104,527
Non-current Assets
Equipment	32,099	26,453
Intangible assets	139,681	161,210
Right-of-use asset	19,674	49,314
	191,454	236,977

TOTAL ASSETS	$9,380,717	$7,341,504

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$2,387,406	$2,473,636
Accrual and other payables	1,744,650	1,046,190
Loan payable, current portion	—	544,900
Lease liability, current portion	19,674	47,569
	4,151,730	4,112,295
Non-current Liabilities
Loan payable, non-current portion	—	1,109,307
Lease liability, non-current portion	—	4,936
	—	1,114,243

TOTAL LIABILITIES	$4,151,730	$5,226,538

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 42,201,260 shares and 38,903,494 issued and outstanding at August 31, 2021 and February 28, 2021 respectively	4,220	3,890

Additional paid-in capital	19,675,983	14,170,815

Accumulated deficit	(14,576,382)	(12,208,728)

Accumulated other comprehensive income	113,552	140,906

Stockholders’ equity before non-controlling interests	5,217,373	2,106,883

Non-controlling interests	11,614	8,083

TOTAL SHAREHOLDERS’ EQUITY	5,228,987	2,114,966

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,380,717	$7,341,504

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020
Revenue	$5,386,914	$3,621,054	$11,383,403	$6,363,988
Cost of revenue	(4,690,058)	(3,362,663)	(10,066,850)	(5,811,158)

Gross profit	696,856	258,391	1,316,553	552,830

Amortization & depreciation	(14,402)	(5,172)	(28,823)	(7,617)
General & administrative expenses	(1,444,914)	(842,977)	(2,624,661)	(1,585,016)
Marketing Cost	(59,075)	(131,256)	(144,082)	(131,256)
Research & Development	(144,549)	(123,534)	(279,978)	(227,144)
Stock compensation expenses	(421,571)	(50,033)	(482,546)	(71,710)

Total operating expenses	(2,084,511)	(1,152,972)	(3,560,090)	(2,022,743)

Net loss from operations	(1,387,655)	(894,581)	(2,243,537)	(1,469,913)

Other income (expense):
Interest income	447	261	1,717	406
Interest expense	(80,247)	(73,943)	(172,813)	(93,549)
Exchange gain (loss)	(2,354)	956	(1,679)	1,029
Other income	15,192	6,591	52,189	23,260
Total other income (expense)	(66,962)	(66,135)	(120,586)	(68,854)

Net loss before income tax	$(1,454,617)	$(960,716)	$(2,364,123)	$(1,538,767)
Income tax expenses	—	—	—	—
Net Loss	$(1,454,617)	$(960,716)	$(2,364,123)	$(1,538,767)

Less: Net profit attributable to the non-controlling interest	1,147	307	3,531	333

Net loss attributable to the Company’s shareholders	$(1,455,764)	$(961,023)	$(2,367,654)	$(1,539,100)

Other comprehensive income:
Foreign currency translation adjustments	(87,538)	27,613	(27,354)	11,739
Comprehensive loss	$(1,543,302)	$(933,410)	$(2,395,008)	$(1,527,361)
Less: comprehensive income (loss) attributable to non-controlling interest	(167)	13	(3)	96
Comprehensive loss attributable to the Company	$(1,543,135)	$(933,423)	$(2,395,005)	$(1,527,457)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.04)	$(0.03)	$(0.06)	$(0.05)
Loss Per Share - Diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.04)	$(0.03)	$(0.06)	$(0.05)
Loss Per Share - Diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)

Wgt Ave Common Shares Outstanding - Basic	39,647,106	33,827,736	39,290,499	31,134,312
Wgt Ave Common Shares Outstanding - Diluted	39,647,106	33,827,736	39,290,499	31,134,312

FingerMotion, Inc.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	86,666	9	179,990	—	—	—	179,999	—	179,999
Common stock issued for professional service	5,000	1	9,999	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	60,184	60,184	—	60,184
Net (Loss)	—	—	—	—	(911,890)	—	(911,890)	2,384	(909,506)

Balance at May 31, 2021	38,995,160	3,900	14,360,804	—	(13,120,618)	201,090	1,445,176	10,467	1,455,643

Common stock issued for cash	673,900	67	3,114,432	—	—	—	3,114,499	—	3,114,499
Common stock issued for professional service	55,000	5	259,995	—	—	—	260,000	—	260,000
Execution of convertible notes	2,477,200	248	1,940,752	—	—	—	1,941,000	—	1,941,000
Accumulated other comprehensive income	—	—	—	—	—	(87,538)	(87,538)	—	(87,538)
Net (Loss)	—	—	—	—	(1,455,764)	—	(1,455,764)	1,147	(1,454,617)

Balance at August 31, 2021	42,201,260	4,220	19,675,983	—	(14,576,382)	113,552	5,217,373	11,614	5,228,987

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	equity	interest	Total
Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for professional service	8,045,000	804	282,771	—	—	—	283,575	—	283,575
Accumulated other comprehensive income	—	—	—	—	—	(15,874)	(15,874)	—	(15,874)
Net (Loss)	—	—	—	—	(578,077)	—	(578,077)	26	(578,051)

Balance at May 31, 2020	33,892,953	3,389	7,804,358	—	(8,404,831)	(11,910)	(608,994)	4,209	(604,785)

Stock subscribed / (cancelled)	(15,000)	(15)	(14,985)	—	—	—	(15,000)	—	(15,000)
Accumulated other comprehensive income	—	—	—	—	—	27,613	27,613	—	27,613
Net (Loss)	—	—	—	—	(961,023)	—	(961,023)	307	(960,716)

Balance at August 31, 2020	33,742,953	3,374	7,789,373	—	(9,365,854)	15,703	(1,557,404)	4,516	(1,552,888)

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31,	August 31,
	2021	2020
Net (loss)	$(2,364,123)	$(1,538,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	482,546	71,710
Amortization and depreciation	28,823	7,617
Amortization of right of use assets	—	7,254

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	409,212	(822,292)
(Increase) decrease in prepayment and deposit	(2,014,573)	(1,333,951)
(Increase) decrease in other receivable	(663,370)	(267,715)
(Increase) decrease in inventories	(1,184)	—
Increase (decrease) in accounts payable	(86,230)	(245,206)
Increase (decrease) in accrual and other payables	698,460	3,287,009
Increase (decrease) in due to related parties	—	(377,125)
Increase (decrease) in due to lease liability	(3,191)	(6,995)
Net Cash provided by (used in) operating activities	(3,513,630)	(1,218,461)

Cash flows from investing activities
Purchase of equipment	(12,625)	(115,239)
Net cash provided by (used in) investing activities	(12,625)	(115,239)

Cash flows from financing activities
Execution of convertible notes	1,941,000	—
Proceed from loan payable	(1,654,207)	1,654,207
Common stock issued for cash	3,294,498	—
Cancellation of shares	—	(15,000)
Net cash provided by (used in) financing activities	3,581,291	1,639,207

Effect of exchange rates on cash and cash equivalents	(27,668)	11,281

Net change in cash	27,368	316,788

Cash at beginning of period	850,717	102,919

Cash at end of period	$878,085	$419,707

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
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

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
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

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of August 31, 2021 and February 28, 2021:

Assets and liabilities of the VIE

	August 31, 2021	February 28, 2021
	(unaudited)
Current assets	$5,127,784	$2,251,100
Non-current assets	34,594	45,503
Total assets	$5,162,378	$2,296,603

Current liabilities	$8,515,321	$4,906,955
Non-current liabilities	—	—
Total liabilities	$8,515,321	$4,906,955

Assets and liabilities of the VIE’s Subsidiaries

	August 31, 2021	February 28, 2021
	(unaudited)
Current assets	$3,673,101	$4,177,156
Non-current assets	7,833	—
Total assets	$3,680,934	$4,177,156

Current liabilities	$2,466,336	$3,318,450
Non-current liabilities	—	—
Total liabilities	$2,466,336	$3,318,450

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the six months ended August 31, 2021	For the six months ended August 31, 2020
	(unaudited)	(unaudited)
Revenue	$1,387,156	$1,100,886
Cost of revenue	(627,520)	(768,859)
Gross profit (loss)	$759,636	$332,027

Amortization and depreciation	(3,906)	(3,047)
General and administrative expenses	(1,221,118)	(863,257)
Research & Development	(279,978)	(66,360)
Total operating expenses	$(1,505,002)	$(933,025)

Profit (loss) from operations	$(745,366)	$(600,998)

Interest income	1,644	371
Other income	9,043	17,101
Total other income (expense)	$10,687	$17,472

Tax expense	—	—

Net profit (loss)	$(734,679)	$(583,526)

Operating Result of VIE’s Subsidiaries

	For the six months ended August 31, 2021	For the six months ended August 31, 2020
	(unaudited)	(unaudited)
Revenue	$9,864,829	$5,263,102
Cost of revenue	(9,259,330)	(5,042,299)
Gross profit (loss)	$605,499	$220,803

Amortization and depreciation	(451)	(277)
General and administrative expenses	(295,130)	(169,500)
Research & Development	—	(29,380)
Total operating expenses	$(295,581)	$(199,157)

Profit (loss) from operations	$309,918	$21,646

Interest income	22	28
Other income	43,146	5,959
Total other income (expense)	$43,168	$5,987

Tax expense	—	(571)

Net profit (loss)	$353,086	$27,062

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
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

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
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

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
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

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,576,382 and $12,208,728 as at August 31, 2021 and February 28, 2021 respectively, and had a net loss of $2,364,123 and $1,538,767 for the six months ended August 31, 2021 and 2020, respectively.

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

Note 4 – Revenue

We recorded $11,383,403 and $6,363,988 in revenue, respectively, for the six months ended August 31, 2021 and 2020.

	For the six months ended
	August 31, 2021	August 31, 2020
	(unaudited)	(unaudited)
Telecommunication Products & Services	$3,448,375	$1,100,886
SMS & MMS Business	7,803,610	5,263,102
Big Data	131,418	—
	$11,383,403	$6,363,988

Note 5 – Equipment

At August 31, 2021 and February 28, 2021, the company has the following amounts related to tangible assets:

	August 31, 2021	February 28, 2021
	(unaudited)
Equipment	$60,578	$47,953
Less: accumulated depreciation	(28,479)	(21,500)
Net equipment	$32,099	$26,453

No significant residual value is estimated for the equipment. Depreciation expense for the six months ended August 31, 2021 and 2020 totaled $6,929 and $4,882, respectively.

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At August 31, 2021 and February 28, 2021, the company has the following amounts related to intangible assets:

	August 31, 2021	February 28, 2021
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	222,046	221,489
	422,046	421,489
Less: accumulated amortization	(241,320)	(219,234)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$139,681	$161,210

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended August 31, 2021 and 2020 totaled $21,894 and $2,735, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and our SMS & MMS business.

	August 31, 2021	February 28, 2021
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$1,849,339	$333,646
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$1,849,339	$333,646
Others prepayment	243,909	143,288
Prepayment and deposit	$2,093,248	$476,934

	August 31, 2021	February 28, 2021
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$355,155	$169,443
Deposit received		—
Net Prepaid expenses for SMS	$355,155	$169,443
Others prepayment	—	—
Prepayment and deposit	$355,155	$169,443

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	August 31, 2021	February 28, 2021
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$19,674	$49,314

Lease liability
Current lease liability	$19,674	$47,569
Non-current lease liability	—	4,936
Total lease liability	$19,674	$52,505

		February 28, 2021
		(unaudited)
Remaining lease term and discount rate
Weighted-average remaining lease term		1.4 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of August 31, 2021:

2021	$19,858
Thereafter	—
Less: imputed interest	(184)
$19,674

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 9 – Loan Payable

The following table summarizes loan principal due by the Company as of August 31, 2021:

Lender	Term	August 31, 2021	February 28, 2021
Liew Yow Ming	From April 8, 2020 to April 7, 2022	$—	$758,063
Liew Yow Ming	From April 16, 2020 to April 15, 2022	—	351,244
Liew Yow Ming	From July 29, 2020 to July 28, 2021	—	544,900
Liew Yow Ming	From August 1, 2021 to January 31, 2022	—	—
		$—	$1,654,207

	Current portion	$—	$544,900
	Non-current portion	$—	$1,109,307

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming were fixed at rate of 20% per annum. Interest expenses incurred on loans payable for six months ended August 31, 2021 and 2020 was $172,813 and $67,991, respectively.

On July 28, 2021, the Company has received a conversion notice from Liew Yow Ming for the conversion of the note to convert all US$545,000 for shares of common stock of the Company, which was converted on August 16, 2021 into 218,000 shares of our common stock at a price of $2.50 per share.

On July 29, 2021, the Company has received a conversion notice from Liew Yow Ming for the conversion of the note to convert all US$350,000 for shares of common stock of the Company, which was converted on August 16, 2021 into 700,000 shares of our common stock at a price of $0.50 per share.

On August 27, 2021, the Company has received a conversion notice from Liew Yow Ming for the conversion of the note to convert all US$750,000 for shares of common stock of the Company, which was converted on August 27, 2021 into 1,500,000 shares of our common stock at a price of $0.50 per share.

On August 27, 2021, the Company has received a conversion notice from Liew Yow Ming for the conversion of the note to convert all US$296,000 for shares of common stock of the Company, which was converted on August 17, 2021 into 59,200 shares of our common stock at a price of $5.00 per share.

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

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
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

On August 16, 2021, the Company issued 218,000 shares of common stock at $2.50 per share and 700,000 shares of common stock at $0.50 per share to one individual pursuant to the conversion of promissory notes.

On August 27, 2021, the Company issued 1,500,000 shares of common stock at $0.50 per share and 59,200 shares of common stock at $5.00 per share to one individual pursuant to the conversion of promissory notes.

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the six months ended
	August 31, 2021	August 31, 2020
Numerator - basic and diluted
Net Loss	$(2,364,123)	$(1,538,767)
Denominator
Weighted average number of common shares outstanding — basic	39,290,499	31,134,312
Weighted average number of common shares outstanding — diluted	39,290,499	31,134,312
Loss per common share — basic	$(0.06)	$(0.05)
Loss per common share — diluted	$(0.06)	$(0.05)

Note 12 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2021 and 2020.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended August 31, 2021 and 2020.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2021 and 2020 are as follows:

	For the six months ended
	August 31, 2021	August 31, 2020
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	-21.0%	-21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	-25.0%	-25.0%
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.
Six months ended August 31, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 12 – Income Taxes (Continued)

At August 31, 2021 and February 28, 2021, the Company has a deferred tax asset of $591,914 and $1,095,494, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At August 31, 2021 and February 28, 2021, the valuation allowance was $591,914 and $1,095,494, respectively.

	August 31, 2021	February 28, 2021
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$591,914	$1,095,494
Valuation allowance	(591,914)	(1,095,494)
Deferred tax asset, net	$—	$—

Note 13 – Disposal of a subsidiary

Disposal of Suzhou BuGuNiao

On January 28, 2021, JiuGe Technology disposed its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was set up to venture into R&D projects.

The following table summarizes the gain on disposal for Suzhou BuGuNiao at the disposal date.

Consideration	$—
Net Asset	8,382
NCI	(84)
Gain on Disposal	$8,298

Note 14 – Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company
Mr Liew Yow Ming	Non-controlling Stockholder

b)	The Company had the following related party balances at August 31, 2021 and February 28, 2021:

The amount due to related party is without interest and due on demand.

	August 31, 2021	February 28, 2021
Loan payables
Mr. Liew Yow Ming	$—	$1,654,207

Note 15 – Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 16 – Subsequent Events

Except for the above, the Company has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated interim financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2021, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2021, our most recently completed year end, to August 31, 2021, and our results of operations for the three months and six months ended August 31, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Telecommunications Products and Services

The Company’s current product mix consisting of payment and recharge services, data plans, subscription plans, mobile phones, and loyalty points redemption. Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these e-marketer’s websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

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

During the recent fiscal year, the Company expanded its offering under their telecommunication product and services by increasing their product line revenue streams. In March 2020, FingerMotion secured contracts with both China Mobile and China Unicom to acquire new users to take up the respective subscription plans. On December 2, 2020, our contractually controlled subsidiary, Shanghai JiuGe Information Technology Co., Ltd., and China Mobile Financial Technology Co., Ltd., a subsidiary of China Mobile, signed a strategic cooperation agreement to explore and create a new forward-leaning business model that combines the traditional loyalty point redemption business with an e-commerce platform designed to create a higher evolution of brand loyalty. Recently, in February 2021, we increased the mobile phones sales to end users using all of our platforms. This business will continue to contribute to the overall revenue for the group as part of our offering to our customers.

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

Results of Operations

Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020
Revenue	$5,386,914	$3,621,054
Cost of revenue	$(4,690,058)	$(3,362,663)
Total operating expenses	$(2,084,511)	$(1,152,972)
Total other income (expenses)	$(66,962)	$(66,135)
Net Loss attributable to the Company’s shareholders	$(1,455,764)	$(961,023)
Foreign currency translation adjustment	$(87,538)	$27,613
Comprehensive loss attributable to the Company	$(1,543,135)	$(933,423)
Basic Loss Per Share attributable to the Company	$(0.04)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.04)	$(0.03)

 Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020	Change (%)
Telecommunication Products & Services	$1,711,295	$707,094	142%
SMS & MMS Business	$3,642,917	$2,913,060	25%
Big Data	$32,702	$—	100%
Total Revenue	$5,386,914	$3,621,054	49%

We recorded $5,386,914 in revenue for the three months ended August 31, 2021, an increase of $1,765,860 or 49%, compared to the three months ended August 31, 2020. This increase resulted from an increase in revenue of $1,004,201, $728,957 and $32,702 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service has grown substantially compared to last year. The growth is expected to flourish further with the Company continuing to make prepayments to purchase large bulks of inventories to be resold to our increasing corporate clientele. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020
Telecommunication Products & Services	$1,215,767	$579,052
SMS & MMS Business	$3,384,291	$2,783,611
Big Data	$90,000	$—
Total Cost of Revenue	$4,690,058	$3,362,663

We recorded $4,690,058 in costs of revenue for the three months ended August 31, 2021, an increase of $1,327,395 or 39%, compared to the three months ended August 31, 2020. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended August 31, 2021 was $696,856, an increase of $438,465 or 170%, compared to the three months ended August 31, 2020. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $14,402 for fixed assets for the three months ended August 31, 2021, an increase of $9,230 or 178%, compared to the three months ended August 31, 2020. This increase resulted in purchase of equipment.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020
Accounting	$57,134	$11,345
Consulting	$557,570	$290,053
Entertainment	$41,561	$31,490
IT	$22,412	$27,865
Rent	$27,010	$31,726
Salaries & Wages	$626,789	$327,511
Technical Fee	$32,522	$23,801
Travelling	$23,303	$21,338
Others	$56,613	$77,848
Total G&A Expenses	$1,444,914	$842,977

We recorded $1,444,914 in general and administrative expenses for the three months ended August 31, 2021, an increase of $601,937 or 71%, compared to the three months ended August 31, 2020. The increased consulting and staff salaries are principally the result of the building of our three lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020
Marketing Cost	$59,075	$131,256

We recorded $59,075 in marketing cost for the three months ended August 31, 2021 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms including other digital marketing expenses.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020
Research & Development	$144,549	$123,534

We incurred fees of $144,549 in research & development for the three months ended August 31, 2021 as compared to $123,534 for the three months ended August 31, 2020. The increase of $21,015 or 17% was due to higher data access and usage fees charged by telecommunications companies.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	August 31, 2021	August 31, 2020
Share compensation expenses	$421,571	$50,033

We incurred fees of $421,571 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended August 31, 2021 as compared to $50,033 for the three months ended August 31, 2020. The increase of $371,538 or 743% was due to more consultants being compensated with shares of the Company.

Operating Expenses

We recorded $2,084,511 in operating expenses for the three months ended August 31, 2021, as compared to $1,152,972 in operating expenses for the three months ended August 31, 2020. The increase of $931,539 or 81%, for the three months ended August 31, 2021 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,455,764 for the three months ended August 31, 2021 and $961,023 for the three months ended August 31, 2020. The increase in net loss attributable to the Company’s shareholders of $494,741 or 51% resulted primarily from the increase in total operating expenses as discussed above.

Six Months Ended August 31, 2021 Compared to Six Months Ended August 31, 2020

The following table sets forth our results of operations for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020
Revenue	$11,383,403	$6,363,988
Cost of revenue	$(10,066,850)	$(5,811,158)
Total operating expenses	$(3,560,090)	$(2,022,743)
Total other income (expenses)	$(120,586)	$(68,854)
Net Loss attributable to the Company’s shareholders	$(2,367,654)	$(1,539,100)
Foreign currency translation adjustment	$(27,354)	$11,739
Comprehensive loss attributable to the Company	$(2,395,005)	$(1,527,457)
Basic Loss Per Share attributable to the Company	$(0.06)	$(0.05)
Diluted Loss Per Share attributable to the Company	$(0.06)	$(0.05)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020	Change (%)
Telecommunication Products & Services	$3,448,375	$1,100,886	213%
SMS & MMS Business	$7,803,610	$5,263,102	48%
Big Data	$131,418	$—	100%
Total Revenue	$11,383,403	$6,363,988	79%

We recorded $11,383,403 in revenue for the six months ended August 31, 2021, an increase of $5,019,415 or 79%, compared to the six months ended August 31, 2020. This increase resulted from an increase in revenue of $2,347,489, $2,540,508 and $131,418 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service has grown substantially compared to last year. The growth is expected to flourish further with the Company continuing to make prepayments to purchase large bulks of inventories to be resold to our increasing corporate clientele. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020
Telecommunication Products & Services	$2,689,970	$768,859
SMS & MMS Business	$7,196,880	$5,042,299
Big Data	$180,000	$—
Total Cost of Revenue	$10,066,850	$5,811,158

We recorded $10,066,850 in costs of revenue for the six months ended August 31, 2021, an increase of $4,255,692 or 73%, compared to the six months ended August 31, 2020. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the six months ended August 31, 2021 was $1,316,553, an increase of $763,723 or 138%, compared to the six months ended August 31, 2020. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $28,823 for fixed assets for the six months ended August 31, 2021, an increase of $21,206 or 278%, compared to the six months ended August 31, 2020. This increase resulted in purchase of equipment.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020
Accounting	$96,877	$26,345
Consulting	$913,413	$540,528
Entertainment	$81,068	$60,662
IT	$36,679	$45,582
Rent	$52,145	$83,222
Salaries & Wages	$1,215,216	$644,579
Technical Fee	$55,636	$47,547
Travelling	$50,892	$28,102
Others	$122,735	$108,449
Total G&A Expenses	$2,624,661	$1,585,016

We recorded $2,624,661 in general and administrative expenses for the six months ended August 31, 2021, an increase of $1,039,645 or 66%, compared to the six months ended August 31, 2020. The increased consulting and staff salaries are principally the result of the building of our three lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020
Marketing Cost	$144,082	$131,256

We recorded $144,082 in marketing cost for the six months ended August 31, 2021 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms including other digital marketing expenses.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020
Research & Development	$279,978	$227,144

We incurred fees of $279,978 in research & development for the six months ended August 31, 2021 as compared to $227,144 for the six months ended August 31, 2020. The increase of $52,834 or 23% was due to higher data access and usage fees charged by telecommunications companies.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the six months ended
	August 31, 2021	August 31, 2020
Share compensation expenses	$482,546	$71,710

We incurred fees of $482,546 in share issuance for consultants in consideration of the services which have been provided to the Company for the six months ended August 31, 2021 as compared to $71,710 for the six months ended August 31, 2020. The increase of $410,836 or 573% was due to more consultants beingcompensated with shares of the Company.

Operating Expenses

We recorded $3,560,090 in operating expenses for the six months ended August 31, 2021, as compared to $2,022,743 in operating expenses for the six months ended August 31, 2020. The increase of $1,537,347 or 76%, for the six months ended August 31, 2021 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $2,367,654 for the six months ended August 31, 2021 and $1,539,100 for the six months ended August 31, 2020. The increase in net loss attributable to the Company’s shareholders of $828,554 or 54% resulted primarily from the increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of August 31, 2021 and February 28, 2021:

	As at August 31, 2021	As at February 28, 2021
Cash reserves	$878,085	$850,717
Working capital (deficiency)	$5,037,533	$2,992,232

At August 31, 2021, we had cash and cash equivalents of $878,085 as compared to cash and cash equivalents of $850,717 at February 28, 2021. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $3,294,499 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the United States Securities Act of 1933, as amended, during the six months ended August 31, 2021.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the six months ended
	August 31, 2021	August 31, 2020
Net cash used in operating activities	$(3,513,630)	$(1,218,461)
Net cash used in investing activities	$(12,625)	$(115,239)
Net cash provided by financing activities	$3,581,291	$1,639,207
Effect of exchange rates on cash & cash equivalents	$(27,669)	$11,281
Net increase (decrease) in cash and cash equivalents	$27,368	$316,788

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $2,295,169 in the six months ended August 31, 2021 compared to the six months ended August 31, 2020, primarily due to an increase in prepayment and deposit of ($2,014,573) (August 31, 2020: ($1,333,951)), increase in other receivable of ($663,370) (August 31, 2020: ($267,715)), increase in inventories of ($1,184) (August 31, 2020: $nil), decrease in accounts payable of ($86,230) (August 31, 2020: ($245,206)), decrease in lease liability of ($3,191) (August 31, 2020: ($6,995)); offset by a decrease in account receivable of $409,212 (August 31, 2020: ($822,292)), and an increase in accrual and other payable of $698,460 (August 31, 2010: $3,287,009).

Cash Flow used in Investing Activities

During the six months period ended August 31, 2021, investing activities decreased by $102,614 compared to six months period ended August 31, 2020.

Cash Flow provided by Financing Activities

During the six months period ended August 31, 2021, financing activities increased by $1,942,084 compared to the six months period ended August 31, 2020, which was primarily due to the issuance of convertible notes and proceed from issuance of shares of our common stock.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of August 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of August 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2021, our disclosure controls and procedures were not completely effective as of August 31, 2021. Management has continued to monitor the implementation of the remediation plan described below.

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

●	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

In order to remediate the documented material weaknesses, management has begun implementing the following corrective measures:

●	finalizing corporate governance policies that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act; and

●	finalizing a comprehensive Code of Conduct, which reflects the overall corporate principles, policies and values that will also provide the overall guidance for our control procedures.

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

Change in Internal Control over Financial Reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $2.4 million during the six months period ended August 31, 2021 and net losses of approximately $4.3 million, $3.0 million and $2.9 million for the years ended February 28, 2021, 2020 and 2019, respectively. At August 31, 2021 and February 28, 2021, we had an accumulated deficit of approximately $14.6 million and $12.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our operating subsidiaries and contractually controlled entity report that is operation have not been materially affected at this point, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty over the last year or so. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, on the market price of our common shares, and on consumer demand for consumer services, including those offered by our Company.

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

The current tensions in international trade and rising political tensions, particularly between the United States and China, may adversely impact our business, financial condition, and results of operations.

Recently there have been heightened tensions in international economic relations, such as the one between the United States and China. Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the PRC central government and the executive orders issued by the U.S. government in August 2020 that prohibit certain transactions with certain China-based companies and their respective subsidiaries. Rising political tensions could reduce levels of trade, investments, technological exchanges, and other economic activities between the two major economies. Such tensions between the United States and China, and any escalation thereof, may have a negative impact on the general, economic, political, and social conditions in China and, in turn, adversely impacting our business, financial condition, and results of operations. Regulations were introduced which includes but not limited to Article 177 of the PRC Securities Law which states that overseas securities regulatory authorities shall not carry out an investigation and evidence collection activities directly in China without the consent of the securities regulatory authority of the State Council and the relevant State Council department(s). It further defines that no organization or individual shall provide the documents and materials relating to securities business activities to overseas parties arbitrarily. With this regulation in force, it may result in delays by the Company to fulfill any request to provide relevant documents or materials by the regulatory authorities or in the worst-case scenario that the Company would not be able to fulfill the request if the approval from the regulatory authority of the State Council and the relevant State Council department(s) were rejected.

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

On July 13, 2021, we issued 60,000 shares of our common stock at $3.00 per share pursuant to the exercise of outstanding warrants to one individual. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the one individual that is a non-U.S. person as the shares were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

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

On August 16, 2021, we issued 218,000 shares of our common stock at a price of $2.50 per share and 700,000 shares of our common stock at a price of $0.50 per share to one individual pursuant to the conversion of promissory notes in the aggregate amount of $895,000. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the one individual who is a non-U.S. person as the shares were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On August 27, 2021, we issued 1,500,000 shares of our common stock at a price of $0.50 per share and 59,200 shares of our common stock at a price of $5.00 per share to one individual pursuant to the conversion of promissory notes. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the one individual who is a non-U.S. person as the shares were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

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

FINGERMOTION, INC.

Dated: October 14, 2021	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)