Form 10-Q
period 2021-11-30
FingerMotion, Inc.
filed 2022-01-14
CIK 1602409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 001-41187

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

1460 Broadway New York, New York	10036
(Address of principal executive offices)	(Zip code)

(347) 349-5339
(Registrant’s telephone number, including area code)

None
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FNGR	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,567,260 shares of common stock outstanding as of January 11, 2022.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended November 30, 2021

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,116,448	$850,717
Accounts receivable	3,339,192	4,099,312
Inventories	15,909	1,401
Prepayment and deposit	3,145,675	646,377
Other receivables	2,153,249	1,506,720
	9,770,473	7,104,527
Non-current Assets
Equipment	29,441	26,453
Intangible assets	136,158	161,210
Right-of-use asset	12,526	49,314
	178,125	236,977

TOTAL ASSETS	$9,948,598	$7,341,504

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$1,675,465	$2,473,636
Accrual and other payables	2,202,827	1,046,190
Stock subscription payables	390,000	—
Loan payable, current portion	—	544,900
Lease liability, current portion	12,526	47,569
	4,280,818	4,112,295
Non-current Liabilities
Loan payable, non-current portion	—	1,109,307
Lease liability, non-current portion	—	4,936
	—	1,114,243

TOTAL LIABILITIES	$4,280,818	$5,226,538

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 42,482,260 shares and 38,903,494 issued and outstanding at November 30, 2021 and February 28, 2021 respectively	4,248	3,890

Additional paid-in capital	21,065,955	14,170,815

Accumulated deficit	(15,613,001)	(12,208,728)

Accumulated other comprehensive income	199,517	140,906

Stockholders’ equity before non-controlling interests	5,656,719	2,106,883

Non-controlling interests	11,061	8,083

TOTAL SHAREHOLDERS’ EQUITY	5,667,780	2,114,966

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,948,598	$7,341,504

FingerMotion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020
Revenue	$5,901,899	$4,881,601	$17,285,302	$11,245,589
Cost of revenue	(4,934,824)	(4,261,058)	(15,001,674)	(10,072,216)

Gross profit	967,075	620,543	2,283,628	1,173,373

Amortization & depreciation	(14,721)	(45,734)	(43,544)	(53,351)
General & administrative expenses	(1,521,114)	(793,550)	(4,145,775)	(2,378,566)
Marketing Cost	(240,299)	(136,960)	(384,381)	(268,216)
Research & Development	(158,055)	(124,723)	(438,033)	(351,867)
Stock compensation expenses	(96,891)	(201,007)	(579,437)	(272,717)

Total operating expenses	(2,031,080)	(1,301,974)	(5,591,170)	(3,324,717)

Net loss from operations	(1,064,005)	(681,431)	(3,307,542)	(2,151,344)

Other income (expense):
Interest income	955	1,009	2,672	1,415
Interest expense	—	(90,864)	(172,813)	(184,413)
Exchange gain (loss)	(619)	171	(2,298)	1,200
Other income	26,497	65,469	78,686	88,729
Total other income (expense)	26,833	(24,215)	(93,753)	(93,069)

Net loss before income tax	$(1,037,172)	$(705,646)	$(3,401,295)	$(2,244,413)
Income tax expenses	—	—	—	—
Net Loss	$(1,037,172)	$(705,646)	$(3,401,295)	$(2,244,413)

Less: Net profit attributable to the non-controlling interest	(553)	2,507	2,978	2,840

Net loss attributable to the Company’s shareholders	$(1,036,619)	$(708,153)	$(3,404,273)	$(2,247,253)

Other comprehensive income:
Foreign currency translation adjustments	85,965	94,707	58,611	106,446
Comprehensive loss	$(950,654)	$(613,446)	$(3,345,662)	$(2,140,807)
Less: comprehensive income (loss) attributable to non-controlling interest	171	315	168	411
Comprehensive loss attributable to the Company	$(950,825)	$(613,761)	$(3,345,830)	$(2,141,218)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.02)	$(0.02)	$(0.08)	$(0.07)
Loss Per Share - Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.02)	$(0.02)	$(0.08)	$(0.07)
Loss Per Share - Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Weighted Average Common Shares Outstanding - Basic	42,281,985	35,032,380	40,280,409	32,424,218
Weighted Average Common Shares Outstanding - Diluted	42,281,985	35,032,380	40,280,409	32,424,218

FingerMotion, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	86,666	9	179,990	—	—	—	179,999	—	179,999
Common stock issued for professional service	5,000	1	9,999	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	60,184	60,184	—	60,184
Net (Loss)	—	—	—	—	(911,890)	—	(911,890)	2,384	(909,506)

Balance at May 31, 2021	38,995,160	3,900	14,360,804	—	(13,120,618)	201,090	1,445,176	10,467	1,455,643

Common stock issued for cash	673,900	67	3,114,432	—	—	—	3,114,499	—	3,114,499
Common stock issued for professional service	55,000	5	259,995	—	—	—	260,000	—	260,000
Execution of convertible notes	2,477,200	248	1,940,752	—	—	—	1,941,000	—	1,941,000
Accumulated other comprehensive income	—	—	—	—	—	(87,538)	(87,538)	—	(87,538)
Net (Loss)	—	—	—	—	(1,455,764)	—	(1,455,764)	1,147	(1,454,617)

Balance at August 31, 2021	42,201,260	4,220	19,675,983	—	(14,576,382)	113,552	5,217,373	11,614	5,228,987

Common stock issued for cash	276,000	28	1,379,972	—	—	—	1,380,000	—	1,380,000
Common stock issued for professional service	5,000	—	10,000	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	85,965	85,965	—	85,965
Net (Loss)	—	—	—	—	(1,036,619)	—	(1,036,619)	(553)	(1,037,172)

Balance at November 30, 2021	42,482,260	4,248	21,065,955	—	(15,613,001)	199,517	5,656,719	11,061	5,667,780

						Accumulated
			Capital Paid			Other
	Common Stock		in Excess	Shares to be	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	Issued	Deficit	Income	equity	interest	Total
Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for professional service	8,045,000	804	282,771	—	—	—	283,575	—	283,575
Accumulated other comprehensive income	—	—	—	—	—	(15,874)	(15,874)	—	(15,874)
Net (Loss)	—	—	—	—	(578,077)	—	(578,077)	26	(578,051)

Balance at May 31, 2020	33,892,953	3,389	7,804,358	—	(8,404,831)	(11,910)	(608,994)	4,209	(604,785)

Stock subscribed / (cancelled)	(15,000)	(15)	(14,985)	—	—	—	(15,000)	—	(15,000)
Accumulated other comprehensive income	—	—	—	—	—	27,613	27,613	—	27,613
Net (Loss)	—	—	—	—	(961,023)	—	(961,023)	307	(960,716)

Balance at August 31, 2020	33,742,953	3,374	7,789,373	—	(9,365,854)	15,703	(1,557,404)	4,516	(1,552,888)

Common stock issued for cash	1,683,500	169	1,360,831	—	—	—	1,361,000	—	1,361,000
Common stock issued for professional service	774,104	77	417,174	—	—	—	417,251	—	417,251
Accumulated other comprehensive income	—	—	—	—	—	94,707	94,707	—	94,707
Net (Loss)	—	—	—	—	(708,153)	—	(708,153)	2,507	(705,646)

Balance at November 30, 2020	36,200,557	3,620	9,567,378	—	(10,074,007)	110,410	(392,599)	7,023	(385,576)

FingerMotion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	November 30,	November 30,
	2021	2020
Net (loss)	$(3,401,295)	$(2,244,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	579,437	272,717
Amortization and depreciation	43,544	53,351
Amortization of right of use assets	—	18,470

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	760,120	(1,382,141)
(Increase) decrease in prepayment and deposit	(2,798,735)	814,310
(Increase) decrease in others receivable	(646,529)	(1,278,777)
(Increase) decrease in inventories	(14,508)	(1,380)
Increase (decrease) in accounts payable	(798,171)	386,507
Increase (decrease) in accrual and other payables	1,156,637	(66,702)
Increase (decrease) in due to related parties	—	(687,515)
Increase (decrease) in due to lease liability	(3,191)	(17,797)
Net Cash provided by (used in) operating activities	(5,122,691)	(4,133,370)

Cash flows from investing activities
Purchase of equipment	(13,776)	(102,559)
Purchase of intangible assets	—	(218,070)
Net cash provided by (used in) investing activities	(13,776)	(320,629)

Cash flows from financing activities
Proceed from loan payable	299,695	1,654,207
Advances from stock subscription payables	390,000	2,226,000
Common stock issued for cash	4,674,498	1,361,000
Cancellation of shares	—	(15,000)
Net cash provided by (used in) financing activities	5,364,193	5,226,207

Effect of exchange rates on cash and cash equivalents	38,005	113,976

Net change in cash	265,731	886,184

Cash at beginning of period	850,717	102,919

Cash at end of period	$1,116,448	$989,103

Major non-cash transactions:
Conversion of loan payables to shares	1,941,000	—
Supplemental disclosures of cash flow information:
Interest paid	—	—
Taxes paid	$—	$—

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of November 30, 2021 and February 28, 2021:

Assets and liabilities of the VIE

	November 30, 2021	February 28, 2021
	(unaudited)
Current assets	$5,181,655	$2,251,100
Non-current assets	30,118	45,503
Total assets	$5,211,773	$2,296,603

Current liabilities	$8,647,515	$4,906,955
Non-current liabilities	—	—
Total liabilities	$8,647,515	$4,906,955

Assets and liabilities of the VIE’s Subsidiaries

	November 30, 2021	February 28, 2021
	(unaudited)
Current assets	$3,941,377	$4,177,156
Non-current assets	9,314	—
Total assets	$3,950,691	$4,177,156

Current liabilities	$2,774,236	$3,318,450
Non-current liabilities	—	—
Total liabilities	$2,774,236	$3,318,450

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the nine months ended November 30, 2021	For the nine months ended November 30, 2020
	(unaudited)	(unaudited)
Revenue	$2,412,523	$1,583,461
Cost of revenue	(727,879)	(928,451)
Gross profit (loss)	$1,684,644	$655,010

Amortization and depreciation	(5,961)	(5,216)
General and administrative expenses	(2,024,130)	(1,393,511)
Research & Development	(438,033)	(100,083)
Total operating expenses	$(2,468,124)	$(1,498,810)

Profit (loss) from operations	$(783,480)	$(843,800)

Interest income	2,569	1,344
Other income	13,996	14,263
Total other income (expense)	$16,565	$15,607

Tax expense	—	—

Net profit (loss)	$(766,915)	$(828,193)

Operating Result of VIE’s Subsidiaries

	For the nine months ended November 30, 2021	For the nine months ended November 30, 2020
	(unaudited)	(unaudited)
Revenue	$14,741,361	$9,662,128
Cost of revenue	(14,003,795)	(9,143,765)
Gross profit (loss)	$737,566	$518,363

Amortization and depreciation	(719)	(491)
General and administrative expenses	(503,737)	(244,731)
Research & Development	—	(44,984)
Total operating expenses	$(504,456)	$(290,206)

Profit (loss) from operations	$233,110	$228,157

Interest income	41	38
Other income	64,690	56,370
Total other income (expense)	$64,731	$56,408

Tax expense	—	(579)

Net profit (loss)	$297,841	$283,986

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $15,613,001 and $12,208,728 as at November 30, 2021 and February 28, 2021 respectively, and had a net loss of $3,401,295 and $2,244,413 for the nine months ended November 30, 2021 and 2020, respectively.

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

Note 4 – Revenue

We recorded $17,285,302 and $11,245,589 in revenue, respectively, for the nine months ended November 30, 2021 and 2020.

	For the nine months ended
	November 30, 2021	November 30, 2020
	(unaudited)	(unaudited)
Telecommunication Products & Services	$6,730,108	$1,583,461
SMS & MMS Business	10,423,776	9,662,128
Big Data	131,418	—
	$17,285,302	$11,245,589

Note 5 – Equipment

At November 30, 2021 and February 28, 2021, the company has the following amounts related to tangible assets:

	November 30, 2021	February 28, 2021
	(unaudited)
Equipment	$61,729	$47,953
Less: accumulated depreciation	(32,288)	(21,500)
Net equipment	$29,441	$26,453

No significant residual value is estimated for the equipment. Depreciation expense for the nine months ended November 30, 2021 and 2020 totaled $10,618 and $7,524, respectively.

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At November 30, 2021 and February 28, 2021, the company has the following amounts related to intangible assets:

	November 30, 2021	February 28, 2021
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	231,166	221,489
	431,166	421,489
Less: accumulated amortization	(253,963)	(219,234)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$136,158	$161,210

No significant residual value is estimated for these intangible assets. Amortization expense for the nine months ended November 30, 2021 and 2020 totaled $32,926 and $45,827, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stocks credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and our SMS & MMS business. Deposits also includes payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall and JD.com.

	November 30, 2021	February 28, 2021
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$2,555,334	$333,646
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,555,334	$333,646
Others prepayment	123,460	143,288
Prepayment and deposit	$2,678,794	$476,934

	November 30, 2021	February 28, 2021
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$466,881	$169,443
Deposit received		—
Net Prepaid expenses for SMS	$466,881	$169,443
Others prepayment	—	—
Prepayment and deposit	$466,881	$169,443

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	November 30, 2021	February 28, 2021
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$12,526	$49,314

Lease liability
Current lease liability	$12,526	$47,569
Non-current lease liability	—	4,936
Total lease liability	$12,526	$52,505

		February 28, 2021
		(unaudited)
Remaining lease term and discount rate
Weighted-average remaining lease term		1.4 years
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of November 30, 2021:

2021	$12,604
Thereafter	—
Less: imputed interest	(78)
$12,526

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 9 – Loan Payable

The following table summarizes loan principal due by the Company as of November 30, 2021:

Lender	Term	November 30, 2021	February 28, 2021
Liew Yow Ming	From April 8, 2020 to April 7, 2022	$—	$758,063
Liew Yow Ming	From April 16, 2020 to April 15, 2022	—	351,244
Liew Yow Ming	From July 29, 2020 to July 28, 2021	—	544,900
Liew Yow Ming	From August 1, 2021 to January 31, 2022	—	—
		$—	$1,654,207

	Current portion	$—	$544,900
	Non-current portion	$—	$1,109,307

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming were fixed at rate of 20% per annum. Interest expenses incurred on loans payable for nine months ended November 30, 2021 and 2020 was $172,813 and $153,577, respectively.

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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
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

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 10 – Common Stock (Continued)

On October 28, 2021, the Company issued 5,000 shares of our common stock at price of $2.00 per share to one individual pursuant to a consulting agreement.

On November 5, 2021, the Company issued 276,000 shares of our common stock at price of $5.00 per share to 4 individuals.

During the quarter ended November 30, 2021, the Company received $90,000 from exercise of warrants for the purchase of 30,000 shares of common stock of the Company at a price of $3.00 per shares from 2 individuals, which securities have not been issued as of November 30, 2021. In addition, during the quarter ended November 30, 2021, the Company received $300,000 from subscriptions for the purchase of 60,000 shares of common stock of the Company at a price of $5.00 per share from 3 individuals, which securities have not been issued as of November 30, 2021.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the nine months ended
	November 30, 2021	November 30, 2020
Numerator - basic and diluted
Net Loss	$(3,401,295)	$(2,244,413)
Denominator
Weighted average number of common shares outstanding — basic	40,280,409	32,424,218
Weighted average number of common shares outstanding — diluted	40,280,409	32,424,218
Loss per common share — basic	$(0.08)	$(0.07)
Loss per common share — diluted	$(0.08)	$(0.07)

Note 12 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2021 and 2020.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2021 and 2020.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 12 – Income Taxes (Continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2021 and 2020 are as follows:

	For the nine months ended
	November 30, 2021	November 30, 2020
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	-21.0%	-21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	-25.0%	-25.0%
Effective tax rate	0.0%	0.0%

At November 30, 2021 and February 28, 2021, the Company has a deferred tax asset of $851,068 and $1,095,494, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At November 30, 2021 and February 28, 2021, the valuation allowance was $851,068 and $1,095,494, respectively.

	November 30, 2021	February 28, 2021
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$851,068	$1,095,494
Valuation allowance	(851,068)	(1,095,494)
Deferred tax asset, net	$—	$—

Note 13 – Disposal of a subsidiary

Disposal of Suzhou BuGuNiao

On January 28, 2021, JiuGe Technology disposed its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was set up to venture into R&D projects.

The following table summarizes the gain on disposal for Suzhou BuGuNiao at the disposal date.

Consideration	$—
Net Asset	8,382
NCI	(84)
Gain on Disposal	$8,298

FINGERMOTION, INC.
Nine months ended November 30, 2021 and 2020
Notes to the Condensed Consolidated Financial Statements

Note 14 – Related Parties Transaction

a)	Related parties:

Name of related parties	Relationship with the Company
Mr Liew Yow Ming	Non-controlling Stockholder

b)	The Company had the following related party balances at November 30, 2021 and February 28, 2021:

The amount due to related party is without interest and due on demand.

	November 30, 2021	February 28, 2021
Loan payables
Mr. Liew Yow Ming	$—	$1,654,207

Note 15 – Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 16 – Subsequent Events

Except for the above and the following, the Company has determined that it does not have any other material subsequent events to disclose in these unaudited condensed consolidated interim financial statements.

On December 28, 2021, the Company’s board of directors approved and granted in aggregate 4,545,500 stock options, of which 1,169,500 stock options were granted to certain directors and officers of the Company, having an exercise price of $8.00 per share and an expiry date of five years from the date of grant. The stock options have vesting provisions of 20% on the date of grant and 20% on each of the first, second, third and fourth anniversary of the date of grant.

On December 28, 2021, the Company shares of common stock were listed for trading on the Nasdaq Capital Market under the current trading symbol of “FNGR”.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the nine months ended November 30, 2021, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2021, our most recently completed year end, to November 30, 2021, and our results of operations for the three months and nine months ended November 30, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Telecommunications Products and Services

The Company’s current product mix consisting of payment and recharge services, data plans, subscription plans, mobile phones, loyalty points redemption and other products bundles (i.e. mobile protection plans). Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these e-marketer’s websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

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

We conduct our mobile payment business through Shanghai JiuGe Technology Co., Ltd. (“JiuGe Techology”), our contractually controlled affiliate through the entry into a series of agreements known as variable interest agreements (the “VIE Agreements”) in October 2018. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019 FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo (“PDD”), TMall (“TMALL”) and JD.Com (“JD”). The Company is planning to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition to that, we have been assigned as one of China’s Mobile’s loyalty redemption partner where we will be providing the services for their customers via our platform.

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

Results of Operations

Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Revenue	$5,901,899	$4,881,601
Cost of revenue	$(4,934,824)	$(4,261,058)
Total operating expenses	$(2,031,080)	$(1,301,974)
Total other income (expenses)	$26,833	$(24,215)
Net Loss attributable to the Company’s shareholders	$(1,036,619)	$(708,153)
Foreign currency translation adjustment	$85,965	$94,707
Comprehensive loss attributable to the Company	$(950,825)	$(613,761)
Basic Loss Per Share attributable to the Company	$(0.02)	$(0.02)
Diluted Loss Per Share attributable to the Company	$(0.02)	$(0.02)

 Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020	Change (%)
Telecommunication Products & Services	$3,281,733	$482,575	580%
SMS & MMS Business	$2,620,166	$4,399,026	-40%
Big Data	$—	$—	—%
Total Revenue	$5,901,899	$4,881,601	21%

We recorded $5,901,899 in revenue for the three months ended November 30, 2021, an increase of $1,020,298 or 21%, compared to the three months ended November 30, 2020. This increase resulted from an increase in revenue of $2,799,158 from our Telecommunication Products & Services, offset in part by a decrease of $1,778,860 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow especially on the new collaboration with China Mobile on Fujian province. Our SMS texting service saw a drop in the comparative quarter last year as we are redistributing our resources to expand the Telecommunication Products & Services as opportunity arises. This trend will continue to better manage our resources to enable a healthier overall profit margin. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Telecommunication Products & Services	$2,315,308	$159,592
SMS & MMS Business	$2,529,516	$4,101,466
Big Data	$90,000	$—
Total Cost of Revenue	$4,934,824	$4,261,058

We recorded $4,934,824 in costs of revenue for the three months ended November 30, 2021, an increase of $673,766 or 16%, compared to the three months ended November 30, 2020. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended November 30, 2021 was $967,075, an increase of $346,532 or 56%, compared to the three months ended November 30, 2020. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $14,721 for fixed assets for the three months ended November 30, 2021, a decrease of $31,013 or 68%, compared to the three months ended November 30, 2020. This decrease resulted as a portion of our intangible assets have been fully amortized.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Accounting	$47,041	$15,650
Consulting	$556,071	$304,277
Entertainment	$53,091	$37,602
IT	$38,005	$16,826
Rent	$27,915	$14,320
Salaries & Wages	$655,589	$338,156
Technical Fee	$41,328	$—
Travelling	$18,712	$29,436
Others	$83,362	$37,283
Total G&A Expenses	$1,521,114	$793,550

We recorded $1,521,114 in general and administrative expenses for the three months ended November 30, 2021, an increase of $727,564 or 92%, compared to the three months ended November 30, 2020. The increased consulting and staff salaries are principally the result of the building of our three lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Marketing Cost	$240,299	$136,960

We recorded $240,299 in marketing cost for the three months ended November 30, 2021 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms including other digital marketing expenses.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Research & Development	$158,055	$124,723

We incurred fees of $158,055 in research & development for the three months ended November 30, 2021 as compared to $124,723 for the three months ended November 30, 2020. The increase of $33,332 or 27% was due to higher data access and usage fees charged by telecommunications companies.

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

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by the middle of calendar 2022.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Share compensation expenses	$96,891	$201,007

We incurred fees of $96,891 in share issuance for consultants in consideration of the services which have been provided to the company for the three months ended November 30, 2021, a decrease of $104,116 or 52% as compared to $201,007 for the three months ended November 30, 2020. The decrease was due to some of the expired advisory and consultation services.

Operating Expenses

We recorded $2,031,080 in operating expenses for the three months ended November 30, 2021, as compared to $1,301,974 in operating expenses for the three months ended November 30, 2020. The increase of $729,106 or 56% for the three months ended November 30, 2021 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,036,619 for the three months ended November 30, 2021 and $708,153 for the three months ended November 30, 2020. The increase in net loss attributable to the Company’s shareholders of $328,466 or 46% resulted primarily from the increase in total operating expenses as discussed above.

Nine Months Ended November 30, 2021 Compared to Nine Months Ended November 30, 2020

The following table sets forth our results of operations for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30, 2020
Revenue	$17,285,302	$11,245,589
Cost of revenue	$(15,001,674)	$(10,072,216)
Total operating expenses	$(5,591,170)	$(3,324,717)
Total other income (expenses)	$(93,753)	$(93,069)
Net Loss attributable to the Company’s shareholders	$(3,404,273)	$(2,247,253)
Foreign currency translation adjustment	$58,611	$106,446
Comprehensive loss attributable to the Company	$(3,345,830)	$(2,141,218)
Basic Loss Per Share attributable to the Company	$(0.08)	$(0.07)
Diluted Loss Per Share attributable to the Company	$(0.08)	$(0.07)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30 2020	Change (%)
Telecommunication Products & Services	$6,730,108	$1,583,461	325%
SMS & MMS Business	$10,423,776	$9,662,128	8%
Big Data	$131,418	$—	100%
Total Revenue	$17,285,302	$11,245,589	54%

We recorded $17,285,302 in revenue for the nine months ended November 30, 2021, an increase of $6,039,713 or 54%, compared to the nine months ended November 30, 2020. This increase resulted from an increase in revenue of $5,146,647, $761,648 and $131,418 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service has experienced a small growth only compared to last year. We are redistributing our resources to our other products when the opportunity arises to secure a better overall gross margin mix for the Company. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30, 2020
Telecommunication Products & Services	$5,005,278	$928,451
SMS & MMS Business	$9,726,396	$9,143,765
Big Data	$270,000	$—
Total Cost of Revenue	$15,001,674	$10,072,216

We recorded $15,001,674 in costs of revenue for the nine months ended November 30, 2021, an increase of $4,929,458 or 49%, compared to the nine months ended November 30, 2020. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the nine months ended November 30, 2021 was $2,283,628, an increase of $1,110,255 or 95%, compared to the nine months ended November 30, 2020. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $43,544 for fixed assets for the nine months ended November 30, 2021, a decrease of $9,807 or 18%, compared to the nine months ended November 30, 2020. The decrease was due to some fully depreciated assets.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30, 2020
Accounting	$143,918	$41,995
Consulting	$1,469,484	$844,805
Entertainment	$134,159	$98,264
IT	$74,684	$62,408
Rent	$80,060	$86,431
Salaries & Wages	$1,870,805	$982,735
Technical Fee	$96,964	$25,197
Travelling	$69,604	$57,538
Others	$206,097	$179,193
Total G&A Expenses	$4,145,775	$2,378,566

We recorded $4,145,775 in general and administrative expenses for the nine months ended November 30, 2021, an increase of $1,767,209 or 74%, compared to the nine months ended November 30, 2020. The increased consulting and staff salaries are principally the result of the building of our three lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30, 2020
Marketing Cost	$384,381	$268,216

We recorded $384,381 in marketing cost for the nine months ended November 30, 2021 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms including other digital marketing expenses.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30, 2020
Research & Development	$438,033	$351,867

We incurred fees of $438,033 in research & development for the nine months ended November 30, 2021 as compared to $351,867 for the nine months ended November 30, 2020. The increase of $86,166 or 24% was due to higher data access and usage fees charged by telecommunications companies.

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

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by the middle of calendar 2022.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the nine months ended
	November 30, 2021	November 30, 2020
Share compensation expenses	$579,437	$272,717

We incurred fees of $579,437 in share issuance for consultants in consideration of the services which have been provided to the company for the nine months ended November 30, 2021 as compared to $272,717 for the nine months ended November 30, 2020. The increase of $306,720 or 112% was due to more consultants being compensated with shares of the Company.

Operating Expenses

We recorded $5,591,170 in operating expenses for the nine months ended November 30, 2021, as compared to $3,324,717 in operating expenses for the nine months ended November 30, 2020. The increase of $2,266,453 or 68%, for the nine months ended November 30, 2021 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $3,404,273 for the nine months ended November 30, 2021 and $2,247,253 for the nine months ended November 30, 2020. The increase in net loss attributable to the Company’s shareholders of $1,157,020 or 51% resulted primarily from the increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of November 30, 2021 and February 28, 2021:

	As at November 30, 2021	As at February 28, 2021
Cash reserves	$1,116,448	$850,717
Working capital (deficiency)	$5,489,655	$2,992,232

At November 30, 2021, we had cash and cash equivalents of $1,116,448 as compared to cash and cash equivalents of $850,717 at February 28, 2021. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $4,674,498 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the United States Securities Act of 1933, as amended, during the nine months ended November 30, 2021.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the nine months ended
	November 30, 2021	November 30, 2020
Net cash used in operating activities	$(5,122,691)	$(4,133,370)
Net cash used in investing activities	$(13,776)	$(320,629)
Net cash provided by financing activities	$5,364,193	$5,226,207
Effect of exchange rates on cash & cash equivalents	$38,005	$113,976
Net increase (decrease) in cash and cash equivalents	$265,731	$886,184

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $989,321 in the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020, primarily due to an increase in prepayment and deposit of ($2,798,735) (November 30, 2020: $814,310), increase in other receivable of ($646,529) (November 30, 2020: ($1,278,777)), increase in inventories of ($14,508) (November 30, 2020: ($1,380)), decrease in accounts payable of ($798,171) (November 30, 2020: $386,507), decrease in lease liability of ($3,191) (November 30, 2020: ($17,797)); offset by a decrease in account receivable of $760,120 (November 30, 2020: ($1,382,141)), and an increase in accrual and other payable of $1,156,637 (November 30, 2020: ($66,702)).

Cash Flow used in Investing Activities

During the nine months period ended November 30, 2021, investing activities decreased by $306,853 compared to nine months period ended November 30, 2020.

Cash Flow provided by Financing Activities

During the nine months period ended November 30, 2021, financing activities increased by $137,986 compared to the nine months period ended November 30, 2020, which was primarily due to the proceeds from issuance of shares of our common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On December 28, 2021, the Company’s board of directors approved and granted in aggregate 4,545,500 stock options, of which 1,169,500 stock options were granted to certain directors and officers of the Company, having an exercise price of $8.00 per share and an expiry date of five years from the date of grant. The stock options have vesting provisions of 20% on the date of grant and 20% on each of the first, second, third and fourth anniversary of the date of grant.

On December 28, 2021, the Company shares of common stock were listed for trading on the Nasdaq Capital Market under the current trading symbol of “FNGR”.

On January 7, 2022, the Company issued an aggregate of 55,000 shares of our common stock to two entities pursuant to consulting agreements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of November 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of November 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2021, our disclosure controls and procedures were not completely effective as of November 30, 2021. Management has continued to monitor the implementation of the remediation plan described below.

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

In order to remediate the documented material weaknesses, management has now implemented corporate governance policies that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Management is committed to improving our internal control processes and believes that the implementation of the corporate governance policies and charters will assist with remediating the material weaknesses identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary. The material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the period covered thereby.

Change in Internal Control over Financial Reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $3.4 million during the nine months period ended November 30, 2021 and net losses of approximately $4.3 million, $3.0 million and $2.9 million for the years ended February 28, 2021, 2020 and 2019, respectively. At November 30, 2021 and February 28, 2021, we had an accumulated deficit of approximately $15.6 million and $12.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Risks Related to Our Securities

Our stock has limited liquidity.

Our common stock began trading on the Nasdaq Capital Market on December 28, 2021, and before that it traded on the OTCQX operated by OTC Markets Group Inc. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

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

The continued sale of our equity securities will dilute the ownership percentage of our existing shareholders and may decrease the market price for our common shares.

Our Certificate of Incorporation, as amended, authorize the issuance of up to 200,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and designate the rights of the preferred shares, which may include voting, dividend, distribution or other rights that are preferential to those held by the common stockholders. The issuance of any such common or preferred shares may result in a reduction of the book value or market price of our outstanding common shares. To grow our business substantially, we will likely have to issue additional equity securities to obtain working capital to deposit with the telecommunications companies for which we process mobile recharge payments. Our efforts to fund our intended business plans will therefore result in dilution to our existing stockholders. If we do issue any such additional common shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire common shares your proportionate ownership interest and voting power could be decreased. Furthermore, any such issuances could result in a change of control or a reduction in the market price for our common shares.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock, which could depress the price of our shares of common stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that the investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, if our shares of common stock become speculative low-priced securities, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

Our shares of common stock have been thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares of common stock to raise money or otherwise desire to liquidate your shares.

Until December 28, 2021, our shares of common stock were quoted on the OTCQB/QX where they were “thinly-traded”, meaning that the number of persons interested in purchasing our shares of common stock at or near bid prices at any given time was relatively small or non-existent. Since we listed on the Nasdaq Capital Market on December 28, 2021, the volume of our shares of common stock traded has increased, but that volume could decrease until we are thinly-traded again. That could occur due to a number of factors, including that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our shares of common stock may not develop or be sustained.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2021, we issued 5,000 shares of our common stock at a deemed price of $2.00 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) for the issuance of the shares to the individual who is a U.S. person.

On November 5, 2021, FingerMotion, Inc. we issued an aggregate of 236,000 shares of common stock at a price of $5.00 per share to two individuals due to the closing of our private placement at $5.00 per share for gross proceeds of $1,180,000. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the shares to the two individuals who were non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside the United States.

On November 5, 2021, we issued an aggregate of 40,000 shares of common stock at a price of $5.00 per share to three individuals pursuant to the conversion of outstanding indebtedness in the aggregate of $200,000 owing to such individuals. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the shares to the three individuals who were non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside the United States.

On December 28, 2021, we granted an aggregate of 4,545,500 stock options pursuant to our 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to the individuals who are non-U.S. persons, and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third and fourth anniversary of the date of grant.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: January 13, 2022	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)