Form 10-K
period 2022-02-28
FingerMotion, Inc.
filed 2022-05-31
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2022

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-41187

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1460 Broadway

New York, New York 10036

(Address of principal executive offices)

Registrant’s telephone number, including area code (347) 349-5339

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FNGR	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($4.24 on August 31, 2021) was approximately $111,771,742.

The registrant had 42,777,260 common shares outstanding as of May 25, 2022.

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	international, national and local general economic and market conditions including impacts from the ongoing war between Russia and Ukraine and the related sanctions and other measures, changes in the rates of investments or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses.;

●	demographic changes;

●	natural phenomena (including the current COVID-19 pandemic);

●	the ability of the Company to sustain, manage or forecast its growth;

●	the ability of the Company to manage its VIE contracts;

●	the ability of the Company to maintain its relationships and licenses in China;

●	adverse publicity;

●	competition and changes in the Chinese telecommunications market;

●	fluctuations and difficulty in forecasting operating results;

●	business disruptions, such as technological failures and/or cybersecurity breaches;

●	future decision by management in response to changing conditions;

●	our ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	our ability to raise sufficient funds to carry out our proposed business plan;

●	actions by government authorities, including changes in government regulation;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	inability to reduce and adequately control operating costs;

●	failure to manage future growth effectively; and

●	and the other factors discussed below in Item 1A. “Risk Factors,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we make with the SEC.

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

INTRODUCTORY COMMENTS

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct a significant part of our operations through our subsidiaries and through contractual arrangements with a variable interest entity (“VIE”) based in the People’s Republic of China (“PRC” or “China”). To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to replicate foreign investment in Chinese-based companies. We own 100% of the equity of a wholly foreign owned enterprise (“WFOE”), which has entered into contractual arrangements with the VIE (the “VIE Agreements), which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. For a description of the VIE structure and our contractual arrangements with the VIE, see “Business – Corporate Information – VIE Agreements”. As a result of our use of the VIE structure, you may never directly hold equity interests in the VIE.

Because we do not directly hold an equity interest in the VIE, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the contractual arrangements among the WFOE, the VIE and the shareholder of the VIE. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations, and the value of our common stock may depreciate significantly or become worthless. See “Risk Factors—Risks Related to the VIE Agreements” and “Risk Factors—Risks Related to Doing Business in China”.

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result, these risks could result in a material change in our operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer our securities to investors. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Annual Report on Form 10-K, our Company and subsidiaries and the VIE have not been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Annual Report on Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listings. As of the date of this Annual Report on Form 10-K, our Company and subsidiaries and the VIE have not received any inquiry, notice, warning or sanctions from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange. See “Risk Factors— Risks Related to Doing Business in China”.

As of the date of this Annual Report on Form 10-K, none of our subsidiaries or any of the consolidated VIE have made any dividends or distributions to our Company. Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we will rely, in part, on payments made from the VIE to our WFOE in accordance with the VIE contractual arrangements and dividends and other distributions on equity from our WFOE to the Company. Our ability to settle amounts owed under the VIE Agreements is subject to certain restrictions and limitations. Under the VIE Agreements, the VIE are obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. However, such payments are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax. In addition, current Chinese regulations permit our WFOE to pay dividends to its shareholders only out of registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its stockholder are subject to a Chinese withholding tax of as much as 10%. The Chinese government also imposes controls on the conversion of Renminbi (“RMB”) into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock.

Transfer of Cash or Assets

Dividend Distributions

We have never declared or paid dividends or distributions on our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we may rely on dividends and other distributions on equity from our WFOE for cash requirements, including the funds necessary to pay dividends and other cash contributions to our shareholders.

Our WFOE’s ability to distribute dividends is based upon its distributable earnings. Current Chinese regulations permit our WFOE to pay dividends to its shareholder only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its shareholder are subject to a Chinese withholding tax of as much as 10%.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through the current VIE contractual arrangements, we may be unable to pay dividends on our common stock.

For us to pay dividends to our shareholders, we will rely on payments made from the VIE to our WFOE in accordance with the VIE contractual arrangements, and the distribution of payments from the WFOE to the Delaware holding company as dividends. Certain payments from the VIE to the WFOE pursuant to the VIE contractual arrangements are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

Our Company’s Ability to Settle Amounts Owed under the VIE Agreements

Under the VIE Agreements, the VIE is obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. We will be able to settle amounts owed under the VIE Agreements through dividends paid by our WFOE to our Company. Such ability may be restricted or limited as follows:

●	First, any payments from the VIE to our WFOE is subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

●	Second, current Chinese regulations permit our WFOE to pay dividends to their shareholders only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. In addition, if our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to the Delaware holding company.

●	Third, the Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any.

PART I

ITEM 1. BUSINESS

Company Overview

FingerMotion (“FingerMotion” or the “Company”) The Company is a mobile data specialist company incorporated in Delaware, USA, with its head office located at 1460 Broadway, New York, New York, 10036. The Company operates the following lines of business: (i) Telecommunications Products and Services; (ii) Value Added Products and Services (iii) Short Message Services (“SMS”) and Multimedia Messaging Services (“MMS”); (iv) a Rich Communication Services (“RCS”) platform; (v) Big Data Insights; and (vi) a Video Games Division (inactive).

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

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China Unicom’s Yunnan subsidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the service it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature with a yearly auto-renewal clause, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

During the recent fiscal year, the Company expanded its offering under their telecommunication product and services by increasing their product line revenue streams. In March 2020, FingerMotion secure a contract with both China Mobile and China Unicom to acquire new users to take up the respective subscription plans Recently, in February 2021, we increased the mobile phones sales to end users using all of our platforms. This business will continue to contribute to the overall revenue for the group as part of our offering to our customers.

Value Added Product and Services

These are new product and services that the Company will secure and work with the telecommunication provider and all our e-commerce platform partners to market. The current and upcoming value-added product is the Mobile Protection programs which we will launch soon.

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

Rich Communication Services

In March 2020, the Company began development of an RCS platform, also known as MaaP (Messaging as a Platform). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems, without having to utilize third party apps or log onto the internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners. We have undertaken several beta-testing and are currently waiting for the approval from the telecommunication providers to launch.

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

On or around December 6, 2021, the Company through JiuGe Technology formed a collaborative research alliance with Munich Re, a large global reinsurer, in extending behavioural analytics to enhance understanding of morbidity and behavioral patterns in the China market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offering and customer experience.

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

We are a holding company incorporated in Delaware and not an operating company incorporated in the People’s Republic of China (the “PRC” or “China”). As a holding company, we conduct a significant part of our operations through our subsidiaries and through the VIE Agreements with the VIE based in China. To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to replicate foreign investment in the PRC-based companies. We own 100% of the equity of a WFOE, Shanghai JiuGe Business Management Co., Ltd., which has entered into the VIE Agreements with the VIE, which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. As a result of our use of the VIE structure, you may never directly hold equity interests the VIE. The securities offered pursuant to this prospectus are securities of the Company, the Delaware holding company, not of the VIE.

We fund the registered capital and operating expenses of the VIE by extending loans to the shareholders of the VIE. We believe that we are the primary beneficiary of the VIE because the VIE Agreements governing the relationship between the VIE and our WFOE, which include a consulting services agreement, a loan agreement, a power of attorney agreement, a call option agreement, and a share pledge agreement, enable us to (i) exercise effective control over the VIE, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIE to the extent permitted by Chinese laws.

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

The Cooperation Agreement expires three years from the date of its signature with a yearly auto-renewal clause, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom Yunnan unilaterally. The Cooperation Agreement contains customary representations from each party regarding such party’s authority to enter into and perform under the Cooperation Agreement, and provides customary events of default, including for various types of failure to perform. Any disputes arising between the parties under the Cooperation Agreement will be adjudicated in Chinese courts.

This description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Cooperation Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019 and is incorporated by reference herein.

In January 2022, Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. (“Tenglian”) (a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.) signed a co-operation agreement with China Unicom to launch the Device Protection program for mobile phones and the new 5G phones.

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

Because we do not directly hold equity interests in the VIE, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the VIE Agreements among the WFOE, the VIE and the shareholder of the VIE. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations and may cause the value of our Common Shares to depreciate significantly or become worthless.

The VIE Agreements may not be as effective as direct ownership in providing operational control. For instance, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. The shareholder of the VIE may not act in the best interests of our Company or may not perform their obligations under the VIE Agreements. Such risks exist throughout the period in which we intend to operate certain portions of our business through the VIE Agreements with the VIE. In the event that the VIE or its shareholder fail to perform their respective obligations under the VIE Agreements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. In addition, even if legal actions are taken to enforce the VIE Agreements, there is uncertainty as to whether Chinese courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. See “Risk Factors—Risks Related to the VIE Agreements”. We rely on the VIE Agreements with the VIE and its shareholder for a significant portion of our business operations. The VIE Agreements may not be as effective as direct ownership in providing operational control. Any failure by the VIE or its shareholder to perform their obligations under such contractual arrangements would have a material and adverse effect on our business.

As of the date of this prospectus, we and the VIE are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve of the operations of the VIE. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

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

Value Added Products and Services	New product lines and services will be brought in by the Company to offer to the existing user base through the delivery channels of the Telecommunication partners and the platform partners.

Up-Stream Partners

The Company partners with all three major telecommunication operators in China, namely China Mobile, China Unicom and China Telecom, to offer its products and services:

Telecommunication Operator	Products and Services
China Mobile	Recharge Service Data Plan Subscription Plans Mobile Protection Plans
China Unicom	Recharge Service Data Plan Subscription Plan Mobile Protection Plans
China Telecom	Recharge Service Data Plan

Notes:

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

Name of Online Stores	Partners / Platform	Details
JiuGe TongXin Store	TMall.com	Telco Products & Services
HeNan China Mobile Store	TMall.com	China Mobile Flagship Store
JiuGe Mobile Data Store	PingDuoDuo.com	Telco Products & Services
JiuGe Mobile Data Store	Tbao	Telco Products & Services

SMS and MMS Services

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

The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from the Ministry of Industry and Information Technology to operate SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet government’s guidelines on messages composed, until the SMS messages have been delivered successfully.

[1]	Source: http://data.chinabaogao.com/dianxin/2020/0364R5222020.html

[2]	Source: https://jxca.miit.gov.cn/cms_files/filemanager/oldfile/jxca/upload/202003/202003111516300286.pdf

The Company’s SMS Integrated System performs more than 150 million SMS transactions monthly. The Company focuses its efforts on:

■	Continuously enhancing the SMS Integrated System to offer a more flexible, reliable, and scalable platform.

■	Working closely with telecommunication operators in a select few provinces allows the Company’s business development team to negotiate and secure better bulk purchase pricing from time to time.

■	The Company’s corporate partners span various industries such as airlines, insurance and financial services, e-commerce and consumer markets; diversifying sources of revenue improves the stability of the Company’s revenue stream and minimizes seasonal fluctuations with SMS volume.

Rich Communication Services (RCS) Platform

Telecommunication operators around the world have reached consensus on the need to upgrade the operator messaging service from SMS to Rich Communication Services (RCS) messaging in the 5G era. Worldwide, the GSM Association (GSMA) indicates 90 operators have launched RCS in 60 countries, attracting approximately 421 million users and projecting an estimated value of $15.78 billion by 2027, growing at a CAGR of 18.5%.3

On April 8, 2020, China’s three major telecommunication operators, namely China Mobile, China Telecom and China Unicom, released a 5G messaging white paper outlining their commitment to mandate all compatible handsets sold in the country support RCS.4

5G messaging service or RCS can support not only Person-to-Person (P2P) messaging, but also Application-to-Person (A2P) messaging. Through P2P messaging, RCS offers a richer text-messaging system, provides phonebook polling and is capable of transmitting in-call multimedia features. A2P messaging enables businesses and brands to communicate with users via chatbot, facilitates the sharing of high-quality videos but also more direct interfacing with the internet; consumers will no longer have to download multiple mobile apps and can, for instance, directly buy train tickets and book flights by just sending messages.

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

[3]	Source: https://www.gsma.com/futurenetworks/rcs/ & https://www.marketresearch.com/Infogence-Marketing-Advisory-Services-v4010/Global-Rich-Communication-Services-RCS-30323369/

[4]	Source: https://www.gsma.com/futurenetworks/wp-content/uploads/2020/04/5G-Messaging-White-Paper-EN.pdf

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

Stage 3: Integration

As Sapientus matures, the Company enters the integration stage. Behavioral dynamics can prove to be very versatile in supporting many possibilities beyond insurance. Having accumulated more diverse data and insights enriches the Company’s rating perspective, enabling it to offer a universal rating platform that can be commonly adopted across the industry. The Company’s platform can be readily integrated with other systems, helping the Company extend reach beyond insurance applications. For example, the Company’s generalized rating system can help conduct smart underwriting for financial loans or craft out consumer behaviors and risk propensities to inform ecommerce business decisions. The Company’s platform can be used standalone as an independent rating tool, as well as offered as part of an integrated system, joining forces with various ecosystem partners on data access, customer relationships, advanced analytics, product and service capabilities. Types of value that can be realized through ecosystems include:

■	Friction reduction: Creating a one-stop shop or interface for consumers by removing the hassle of switching among multiple providers;

■	Network effects: Generating synergy value for stakeholders by pooling and sharing information and resources to serve common needs; and

■	Data integration: Mining and analyzing available data, applying learnings to deliver convenience and tangible benefits to customers.

Growth Strategy

The Company’s growth strategy is a multi-pronged approach, continually asking “What’s next?” and consisting of the following:

■	Enhancing PigeonHoles Integration System and the SMS Integrated System. Maintaining a stable and robust platform is expected to give the Company the flexibility to manage new product offering and packages in order to increase revenue. This will be the key critical success factor for the Company’s expansion plans.

■	Expanding customer base. Along with the stability of the Company’s platform and its ability to access working capital, the Company’s growth will be based on increasing its market share through expanding its base in its current geographic regions of operations and through expanding its presence into other regions. The Company’s offerings can be targeted to a wider group of customers, which should improve overall revenue.

■	New Product line expansion. The Company plans to constantly increase its product offerings from its telco partners by designing new packages and offerings in order to differentiate the Company from its competition. New product line and services are expected to be introduced progressively to be offered to the end users via the telco delivery channels. This is expected to expand our revenue base.

■	Enhancing values. The Company intends to continue to build brand loyalty and enhance its customer service to ensure customer retention and repeat sales.

■	Diversification. Breaking away from the Company’s core and traditional business, the Company is moving into the insurance technology (“insurtech”) space with Sapientus and the Company’s big data analytics arm. The Company intends to continue to explore opportunities in the financial technology services (“fintech”), healthcare and advertising industries.

■	Focusing on strength and investing in talent. The Company intends to continue to build the strongest team in all of its various businesses. The Company intends to also continue to build its core values to enhance and differentiate its support and services to ensure it is able to stand out from its competitors.

Sales and Marketing

■	The Company’s sales and marketing efforts are focused on promoting brand awareness of its JiuGe telecommunication stores currently operating on most major e-commerce and social media platforms in China.

■	The Company is continuously planning, in cooperation with its telco partners, seasonal and targeted marketing events in different provinces and cities.

■	Since the inception of JiuGe Technology in 2018, the Company has secured contracts and agreements to work with nine (9) online stores and twenty (20) business partners. The Company’s strategy is to expand into the entire China region and to reach out to a wider base of customers and users that can benefit from the Company’s product offerings.

■	The Company intends to continue to focus on, and expand, its roster of corporate clients to improve sales in its SMS business, and intends to focus on expanding into different industries.

Research & Development

■	RCS Platform - As a leader in the 5G ecosystem in China, the Company is developing the RCS platform to strengthen its first-mover advantage in MaaP (Messaging as a Platform). This messaging platform enables businesses and brands to communicate and service their customers on 5G infrastructure, delivering a more efficient, more cost efficient, and more robust user experience. This should open up a new marketing channel for the Company’s current and prospective business partners.

■	Big Data Insights - Beginning in January 2019, the Company has continuously researched industry reports and compiled data published by researchers and have incorporated its findings into its Sapientus data blocks. By integrating with external data sources, the Company’s R&D departments can develop innovative insurtech and fintech products to the Company’s re-insurance and financial services companies and partners.

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

The Company has registered the following patents:

Patent Registration Number	Region	Title	Inventors	Applicant	Status as of the date of this Annual Report
2019SR0439119	Shanghai, China	PigeonHoles Integration System (1)	Shanghai JiuGe Business Management Co. Ltd	Shanghai JiuGe Business Management Co. Ltd	Obtained

2020SR0741902	Shanghai, China	SMS Integrated System(2)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0792227	China	JiuGe Customer Profiling Software V1.0.0 (3)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0772385	China	JiuGe TELCO Big Data Software V1.0.0 (4)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0809253	China	JiuGe Risk Assessment System Software V1.0.0 (5)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0860695	China	JiuGe Internet Big Data Software V1.0.0 (6)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0867792	China	JiuGe Mobile Digital Precision Marketing Software V1.0.0 (7)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained
2021SR2129368	China	JiuGe Risk Query API and UI Design V1.0.0 (8)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2021SR773860	China	JiuGe Insurance Anti-Fraud System Design V1.0.0 (9)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

Notes:

(1)	PigeonHoles Integration System is the Company’s proprietary universal exchange platform which provides seamless integration between telecommunication operators and online stores servicing PRC’s customers.

(2)	The Company’s SMS Integrated System provides a robust back-end control panel for corporate partners to access and manage their own messaging settings. Corporate partners can upload a list of targeted members, compose text or multimedia messages and define broadcasting settings.

(3)	Patent based on JiuGe’s big data analysis and commercialization of consumer’s profile

(4)	Patent based on JiuGe’s big data analysis for telecommunication products and services

(5)	Patent based on JiuGe’s big data analysis on risk assessment system

(6)	Patent based on JiuGe’s big data analysis for online product.

(7)	Patent based on JiuGe’s big data analysis for online digital contents on mobile

(8)	Patent based on JiuGe’s big data analysis for Risk Query API and UI designs

(9)	Patent based on JiuGe’s big data analysis for Insurance Anti-Fraud System Design

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

Employees

As of February 28, 2022, we had 68 total employees, of whom all were full time. We have approximately 58 employees in China, 4 employees in Malaysia, 2 employees in Hong Kong, 1 employee in Taiwan, 2 employees in USA and 1 employee in Canada. We believe that we enjoy good relations with our employees.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $4.9 million, $4.3 million and $3.0 million for the years ended February 28, 2022, 2021 and 2020, respectively. As of February 28, 2022, we had an accumulated deficit of $17.1 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other companies, particularly those that market services such as ours;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of product enhancements that reduce the need for our products;

●	departure of key personnel; and

●	changes in overall global market sentiments and economy trends

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

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of one of our operating subsidiaries to the U.S. or to our shareholders.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law promulgated by the Standing Committee of the National People’s Congress of China in June 2021, or the Data Security Law, took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. As a result of the new Data Security Law, we may need to make adjustments to our data processing practices to comply with this law.

Additionally, China’s Cyber Security Law, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the telecommunications sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, on August 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which was implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

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

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

As an offshore holding company of our PRC subsidiary, we may (i) make loans to our PRC subsidiary and affiliated entities, (ii) make additional capital contributions to our PRC subsidiary, (iii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, and (iv) acquire offshore entities with business operations in China in an offshore transaction. However, most of these uses are subject to PRC regulations and approvals. For example:

●	loans by us to our wholly-owned subsidiary in China, which is a foreign-invested enterprise, cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange of the PRC (the “SAFE”) or its local counterparts;

●	loans by us to our affiliated entities, which are domestic PRC entities, over a certain threshold must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts; and

●	capital contributions to our wholly-owned subsidiary must file a record with the PRC Ministry of Commerce (“MOFCOM”) or its local counterparts and shall also be limited to the difference between the registered capital and the total investment amount.

We cannot assure you that we will be able to obtain these government registrations or filings on a timely basis, or at all. If we fail to finish such registrations or filings, our ability to capitalize our PRC subsidiary’s operations may be adversely affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated a notice relating to the administration of foreign invested company of its capital contribution in foreign currency into Renminbi (Hui Fa [2015]19) (or “Circular 19”). Although Circular 19 has fastened the administration relating to the settlement of exchange of foreign-investment, allows the foreign-invested company to settle the exchange on a voluntary basis, it still requires that the bank review the authenticity and compliance of a foreign-invested company’s settlement of exchange in previous time, and the settled in Renminbi converted from foreign currencies shall deposit on the foreign exchange settlement account, and shall not be used for several purposes as listed in the “negative list”. As a result, the notice may limit our ability to transfer funds to our operations in China through our PRC subsidiary, which may affect our ability to expand our business. Meanwhile, the foreign exchange policy is unpredictable in China, it shall be various with the nationwide economic pattern, the strict foreign exchange policy may have an adverse impact in our capital cash and may limit our business expansion.

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

We may be subject to fines and legal sanctions by SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On March 28, 2007, SAFE promulgated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies, or Circular 78. Under Circular 78, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to Circular 78. Failure to comply with these regulations may subject us or our Chinese employees to fines and legal sanctions imposed by SAFE or other PRC government authorities and may prevent us from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

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

The disclosures in our reports and other filings with the SEC and our other public announcements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in the PRC, where part of our operations and business are located, has conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in the PRC and Hong Kong. Since substantially all of our operations and business takes place outside of United States, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public announcements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC. Accordingly, you should review our SEC reports, filings and our other public announcements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings or any of our other public announcements has been reviewed or otherwise been scrutinized by any local regulator.

Certain PRC regulations, including those relating to mergers and acquisitions and national security, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective in September 2006 and were further amended in June 2009, requires that if an overseas company is established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the MOFCOM, rather than local regulators, for approval. In addition, the M&A Rules requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the China Securities Regulatory Commission, or CSRC, prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking CSRC’s approval of their overseas listings.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected. In addition, if the MOFCOM determines that we should have obtained its approval for our entry into contractual arrangements with our affiliated entities, we may be required to file for remedial approvals. There is no assurance that we would be able to obtain such approval from the MOFCOM.

If the MOFCOM, the CSRC and/or other PRC regulatory agencies subsequently determine that the approvals from the MOFCOM and/or CSRC and/or other PRC regulatory agencies were required, our PRC business could be challenged, and we may need to apply for a remedial approval and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the conversion and remittance of our funds in foreign currencies into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. We could be delisted if we are unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

As a public company with securities listed on Nasdaq Capital Market, we are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong and PRC, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the PRC authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of access to the PCAOB inspection in the PRC prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor based in the PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or HFCAA, was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of Hong Kong and the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, and therefore our auditors are not currently inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final amendments, which will become effective 30 days after publication in the Federal Register, relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. As of the date of this Annual Report, the SEC is seeking public comment on this identification process. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before the Company’s securities may be delisted or prohibited from trading.

On November 5, 2021, the SEC approved PCAOB Rule 6100, Board Determination Under the Holding Foreign Companies Accountability Act, effective immediately. The rule establishes “a framework for the PCAOB’s determinations under the HFCAA that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction.”

On December 2, 2021, SEC has announced the adoption of amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (Commission-Identified Issuers). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the adopting release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA. The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in this Annual Report on Form 10-K for the years ended February 28, 2022 and 2021, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. Our auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in PRC prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, our common stocks may be delisted.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in PRC could cause investor uncertainty for affected SEC registrants, including us, and the market price of our common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditor in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading on Nasdaq Capital Market either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

There are no matters as of February 28, 2022 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the Nasdaq Capital Market on December 28, 2021 under the symbol “FNGR”, and before that it traded on the OTCQX operated by OTC Markets Group Inc. under the symbol “FNGR”. Trading volume in our shares may be sporadic and the price could experience volatility. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated as quoted by the Nasdaq Capital Market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 28, 2022	$9.25	$2.03
November 30, 2021	$7.24	$4.00
August 31, 2021	$8.00	$3.22
May 31, 2021	$13.80	$7.00
February 28, 2021	$12.00	$10.50
November 30, 2020	$6.15	$5.79
August 31, 2020	$3.80	$3.26
May 31, 2020	$0.45	$0.28
February 29, 2020	$1.40	$0.51

On May 25, 2022, the last reported sale price of our common stock on the Nasdaq Capital Market was $1.77 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of May 25, 2022, we had 177 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

Recent Sales of Unregistered Securities

Year Ended February 28, 2022

On December 7, 2021 we issued an aggregate of 30,000 shares of our common stock at a price of $3.00 per share to two individuals pursuant to the exercise of outstanding warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals who are U.S. persons.

On December 28, 2021, we granted an aggregate of 4,545,500 stock options pursuant to our 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to the individuals who are non-U.S. persons, and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons.

On January 7, 2022, we issued an aggregate of 55,000 shares of our common stock at a deemed price of $5.00 per share to two entities pursuant to consulting agreements. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two entities that are U.S. persons.

On February 4, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On February 7, 2022, we issued an aggregate of 70,000 shares of our common stock at a price of $5.00 per share to four individuals pursuant to a private placement. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the four individuals that are all non-U.S. persons as the shares were issued to the investors through offshore transactions which were negotiated and consummated outside of the United States.

All of the other sales of unregistered securities during the fiscal year ended February 28, 2022 have been previously reported.

Subsequent to the Year Ended February 28, 2022

On March 7, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On March 23, 2022, we issued 10,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On March 23, 2022, we issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals and one entity who are all U.S. persons.

On April 14, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On April 28, 2022, we issued 50,000 shares of our common stock at a deemed price of $2.61 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On April 28, 2022, we issued 5,000 shares of our common stock at a deemed price of $2.56 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On April 28, 2022, we issued 20,000 shares of our common stock at a deemed price of $2.51 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act to the one individual that is a non-U.S. person as the shares were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On May 10, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On May 10, 2022, we issued 10,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On May 16, 2022, we issued 20,000 shares of our common stock at a deemed price of $2.03 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 28, 2022.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended February 28, 2022, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended February 28, 2022	Year Ended February 28, 2021
Revenue	$22,927,415	$16,683,570
Cost of revenue	$(20,113,294)	$(15,036,876)
Gross profit	$2,814,121	$1,646,694
Total operating expenses	$(7,681,356)	$(5,871,877)
Net loss attributable to the Company’s shareholders	$(4,943,444)	$(4,381,974)
Comprehensive loss attributable to the Company	$(4,946,696)	$(4,245,567)
Net Loss Per Share attributable to the Company - Basic	$(0.12)	$(0.13)
Net Loss Per Share attributable to the Company - Diluted	$(0.12)	$(0.13)
Weighted Average Number of Common Shares Outstanding (basic)	40,840,413	33,702,858
Weighted Average Number of Common Shares Outstanding (diluted)	40,840,413	33,702,858

BALANCE SHEET DATA	As at February 28, 2022	As at February 28, 2021
Working Capital	$4,930,441	$2,992,232
Total Assets	$10,366,905	$7,341,504
Accumulated Deficit	$(17,152,172)	$(12,208,728)
Shareholders’ Equity	$5,088,250	$2,114,966

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 28, 2022, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 28, 2022 and February 28, 2021 and our financial condition as at February 28, 2022 and February 28, 2021, with a particular emphasis on fiscal 2022, our most recently completed fiscal year.

Overview

The Company operates the following lines of business: (i) Telecommunications Products and Services; (ii) Value Added Product and Services; (iii) SMS and MMS Services; (iv) a Rich Communication Services (RCS) platform; (v) Big Data Insights; and (vi) a Video Game Division (inactive).

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

To connect to the respective mobile telecommunications providers, these e-marketers must utilize a portal licensed by the applicable telecommunication company that processes the payment. We have been granted one of these licenses by China Unicom and China Mobile, each of which is a major telecommunications provider in China. We principally earn revenue by providing mobile payment and recharge services to customers of China Unicom and China Mobile.

We conduct our mobile payment business through JiuGe Technology, our contractually controlled affiliate through the entry into a series of agreements known as VIE Agreements in October 2018. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement (the “Cooperation Agreement”) with China Unicom’s Yunnan subsidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the service it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature with yearly auto-renewal terms, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

During the recent fiscal year, the Company expanded its offering under their telecommunication product and services by increasing their product line revenue streams. In March 2020, FingerMotion secured a contract with both China Mobile and China Unicom to acquire new users to take up the respective subscription plans.

Recently, in February 2021, we increased the mobile phones sales to end users using all of our platforms. This business will continue to contribute to the overall revenue for the group as part of our offering to our customers.

Value Added Product and Services

These are new product and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. The current and upcoming value-added product is the Mobile Protection programs which we plan to launch soon. On February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% own subsidiary Shanghai Tenglian JiuJiu Information Communication Technology Co., Ltd. (“TengLian”) signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. The estimated roll out is expected to be in the second quarter of FY2023.

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

On or around December 2021, the Company through JiuGe Technology formed a collaborative research alliance with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in China market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offerings and customer experience.

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

Recent Developments

On or around December 2021, our contractually controlled subsidiary, JiuGe Technology formed a collaborative Research lab with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in China market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offerings and customer experience.

On December 28, 2021, we successfully uplisted to Nasdaq Capital Market under the current trading symbol of “FNGR”.

On February 2022, our contractually controlled subsidiary, JiuGe Technology through its 99% owned subsidiary TengLian signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device protection product which is incorporated into the telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones.

Results of Operations

Year Ended February 28, 2022 Compared to Year Ended February 28, 2021

The following table sets forth our results of operations for the fiscal years ended February 28, 2022 and February 28, 2021:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Revenue	$22,927,415	$16,683,570
Cost of revenue	$(20,113,294)	$(15,036,876)
Total operating expenses	$(7,681,356)	$(5,871,877)
Total other income (expenses)	$(73,313)	$(152,891)
Net Loss attributable to the Company’s shareholders	$(4,943,444)	$(4,381,974)
Foreign currency translation adjustment	$(2,995)	$136,942
Comprehensive loss attributable to the Company	$(4,946,696)	$(4,245,567)
Basic Loss Per Share attributable to the Company	(0.12)	(0.13)
Diluted Loss Per Share attributable to the Company	(0.12)	(0.13)

Revenues

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Year Ended February 28, 2022	Year Ended February 28, 2021	Change (%)
Telecommunication Products & Services	$8,657,277	$3,211,103	170%
SMS & MMS Business	$14,138,720	$13,439,390	5%
Big Data	$131,418	$33,077	297%
Total Revenue	$22,927,415	$16,683,570	37%

We recorded $22,927,415 in revenue for the year ended February 28, 2022, an increase of $6,243,845 or 37%, compared to the year ended February 28, 2021. This increase resulted from an increase in revenue of $5,446,174, $699,330 and $98,341 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow especially on the new collaboration with China Mobile on Fujian province. Subscription plans and mobile phone sales are other revenues that contributed to the Telecommunication Products & Services revenue. Our SMS texting service saw a slight improvement compared to last year as we are redistributing our resources to expand the Telecommunication Products & Services as opportunity arises. This trend will continue to better manage our resources to enable a healthier overall profit margin. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of FY2021, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. The revenue recorded flowed into the current year and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Telecommunication Products & Services	$6,517,568	$2,412,178
SMS & MMS Business	$13,235,726	$12,624,698
Big Data	$360,000	$—
Total Cost of Revenue	$20,113,294	$15,036,876

We recorded $20,113,294 in costs of revenue for the year ended February 28, 2022, an increase of $5,076,418 or 34%, compared to the year ended February 28, 2021. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the year ended February 28, 2022 was $2,814,121, an increase of $1,167,427 or 71%, compared to the year ended February 28, 2021. This increase in gross profit resulted from higher revenue for the period as well as an improved margin. The gross profit margin for the fiscal year ended February 28, 2022 is 12.27% compared to a gross margin of 9.87% for the fiscal year ended February 28, 2021.

Amortization & Depreciation

We recorded depreciation of $57,894 for fixed assets for the year ended February 28, 2022, an increase of $30,839 or 114%, compared to the year ended February 28, 2021. This increase resulted from the purchase of equipment.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Accounting	$195,948	$147,614
Consulting	$2,022,397	$1,673,925
Entertainment	$212,584	$152,290
IT	$101,470	$71,369
Rent	$111,690	$107,730
Salaries & Wages	$2,116,307	$1,687,977
Technical Fee	$127,487	$44,316
Travelling	$103,405	$101,027
Others	$289,294	$260,632
Total G&A Expenses	$5,280,582	$4,246,880

We recorded $5,280,582 in general and administrative expenses for the year ended February 28, 2022, an increase of $1,033,702 or 24%, compared to the year ended February 28, 2021. The increased consulting and staff salaries are principally the result of the commencement and building of our three lines of businesses. Costs have also increased due to our up-listing process which includes some engagement of consultants to assist the Company in the process.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Marketing Cost	$641,917	$364,160

We recorded $641,917 in marketing cost for the year ended February 28, 2022 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Research & Development – Big Data	$923,387	$552,343

We recorded $923,387 in research & development for the year ended February 28, 2022, as compared to $552,343 for the year ended February 28, 2021. The increase of $371,044 or 67% was due to increase in headcount for the Research & Development team and higher data access and usage fee charged by telecommunications company.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Share compensation expenses	$777,576	$640,394

We incurred fees of $777,576 in share issuance for consultants in consideration of the services which have been provided to the company for the year ended February 28, 2022 as compared to $640,394 for the year ended February 28, 2021. The increase of $137,182 or 21% was due to more consultants being compensated with shares of the Company. The rationale is to minimize the usage of cash by the Company in order for the Company to invest in revenue generating activities.

Operating Expenses

We recorded $7,681,356 in operating expenses for the year ended February 28, 2022 as compared to $5,871,877 in operating expenses for the year ended February 28, 2021. The increase of $1,809,479 or 31% for the year ended February 28, 2022 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $4,943,444 for the year ended February 28, 2022 and $4,381,974 for the year ended February 28, 2021. The increase in net loss attributable to the Company’s shareholders of $561,470 or 13% resulted primarily from the increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 28, 2022 and February 28, 2021:

	As at February 28, 2022	As at February 28, 2021
Cash reserves	$461,933	$850,717
Working capital	$4,930,441	$2,992,232

At February 28, 2022, we had cash and cash equivalents of $461,933 as compared to cash and cash equivalents of $850,717 at February 28, 2021. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period as explained above to ensure our cash is being used efficiently by our operations to generate revenues. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $5,114,499 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act during the year ended February 28, 2022.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Net cash used in operating activities	$(5,847,862)	$(4,271,618)
Net cash used in investing activities	$(26,072)	$(238,485)
Net cash provided by financing activities	$5,414,194	$5,174,600
Effect of exchange rates on cash & cash equivalents	$70,956	$83,301
Net increase (decrease) in cash and cash equivalents	$(388,784)	$747,798

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $1,576,244 in the year ended February 28, 2022 compared to the year ended February 28, 2021, primarily due to an increase in accounts receivable of ($775,837) (2021: ($1,437,329)), increase in prepayment and deposit of ($2,684,965) (2021:$1,975,673), increase in other receivable of ($32,545) (2021: ($906,265)), increase in inventories of ($6) (2021:($1,401)) and decrease in lease liability of ($3,191) (2021:$3,191) offset by an increase in accounts payable of $1,114,653 (2021: ($230,118)) and increase in accrual and other payables of $639,107 (2021: $2,509). The increase of prepayment and deposits were the key reasons for the higher cash flow used in operating activities which were crucial for the Company to continue to commit more deposits into the telcos to improve our revenue streams as noticeable in the current financial year.

Cash Flow used in Investing Activities

During the year ended February 28, 2022, investing activities decreased by $212,413 compared to the year ended February 28, 2021. The decreased was due to the completed amortization of intangibles in the previous year. There were no new acquisition for the current financial year.

Cash Flow provided by Financing Activities

During the year ended February 28, 2022, financing activities provided cash of $5,414,194 compared to $5,174,600 during the year ended February 28, 2021. The increase of $239,594 in the year ended February 28, 2022 was primarily due to loan from non-controlling stockholder and proceeds from issuance of shares of our common stock.

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

Outstanding Share Data

At May 25, 2022, we have 42,777,260 issued and outstanding shares of common stock.

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

For the year ended February 28, 2022

(Expressed in U.S. Dollars)

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 28, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
Hong Kong
May 31, 2022
We have served as the Company’s auditor since 2017

PCAOB ID # 2769

FingerMotion, Inc.
Consolidated Balance Sheets

	February 28,	February 28,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$461,933	$850,717
Accounts receivable	4,875,149	4,099,312
Inventories	1,407	1,401
Prepayment and deposit	3,331,342	646,377
Other receivables	1,539,265	1,506,720
	10,209,096	7,104,527
Non-current Assets
Equipment	26,808	26,453
Intangible assets	125,932	161,210
Right-of-use asset	5,069	49,314
	157,809	236,977

TOTAL ASSETS	$10,366,905	$7,341,504

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$3,588,289	$2,473,636
Accrual and other payables	1,685,297	1,046,190
Loan payable, current portion	—	544,900
Lease liability, current portion	5,069	47,569
	5,278,655	4,112,295
Non-current Liabilities
Loan payable, non-current portion	—	1,109,307
Lease liability, non-current portion	—	4,936
	—	1,114,243

TOTAL LIABILITIES	$5,278,655	$5,226,538

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 42,627,260 shares and 38,903,494 issued and outstanding at February 28, 2022 and February 28, 2021 respectively	4,263	3,890

Additional paid-in capital	21,730,941	14,170,815

Additional paid-in capital - stock options	356,328	—

Accumulated deficit	(17,152,172)	(12,208,728)

Accumulated other comprehensive income	137,911	140,906

Stockholders’ equity before non-controlling interests	5,077,271	2,106,883

Non-controlling interests	10,979	8,083

TOTAL SHAREHOLDERS’ EQUITY	5,088,250	2,114,966

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,366,905	$7,341,504

FingerMotion, Inc.
Consolidated Statements of Operations

	Year Ended
	February 28,	February 28,
	2022	2021
Revenue	$22,927,415	$16,683,570
Cost of revenue	(20,113,294)	(15,036,876)

Gross profit	2,814,121	1,646,694

Amortization & depreciation	(57,894)	(27,055)
Impairment	—	(41,045)
General & administrative expenses	(5,280,582)	(4,246,880)
Marketing cost	(641,917)	(364,160)
Research & development	(923,387)	(552,343)
Stock compensation expenses	(777,576)	(640,394)

Total operating expenses	(7,681,356)	(5,871,877)

Net loss from operations	(4,867,235)	(4,225,183)

Other income (expense):
Interest income	21,150	3,277
Interest expense	(170,141)	(273,594)
Exchange rate gain (loss)	(2,021)	1,853
Gain on disposal of subsidiary	—	8,298
Other income	77,699	107,275
Total other income (expense)	(73,313)	(152,891)

Net Loss before income tax	$(4,940,548)	$(4,378,074)
Income tax expenses	—	—
Net Loss	$(4,940,548)	$(4,378,074)

Less: Net profit attributable to the non-controlling interest	2,896	3,900

Net loss attributable to the Company’s shareholders	$(4,943,444)	$(4,381,974)

Other comprehensive income:
Foreign currency translation adjustments	(2,995)	136,942
Comprehensive loss	$(4,946,439)	$(4,245,032)
Less: comprehensive income (loss) attributable to non-controlling interest	257	535
Comprehensive loss attributable to the Company	$(4,946,696)	$(4,245,567)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.12)	$(0.13)
Loss Per Share - Diluted	$(0.12)	$(0.13)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.12)	$(0.13)
Loss Per Share - Diluted	$(0.12)	$(0.13)

Weighted Average Common Shares Outstanding - Basic	40,840,413	33,702,858
Weighted Average Common Shares Outstanding - Diluted	40,840,413	33,702,858

FingerMotion, Inc.
Consolidated Statement of Shareholders’ Equity

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	1,136,566	114	5,114,385	—	—	—	5,114,499	—	5,114,499
Common stock issued for professional service	125,000	13	579,987	—	—	—	580,000	—	580,000
Execution of convertible notes	2,477,200	248	1,940,752	—	—	—	1,941,000	—	1,941,000
Stock subscribed / (cancelled)	(15,000)	(2)	(74,998)	—	—	—	(75,000)	—	(75,000)
Additional paid-in capital - stock options	—	—	—	356,328	—	—	356,328	—	356,328
Accumulated other comprehensive income	—	—	—	—	—	(2,995)	(2,995)	—	(2,995)
Net (Loss)	—	—	—	—	(4,943,444)	—	(4,943,444)	2,896	(4,940,548)

Balance at February 28, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Shares to be	Paid-in capital	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2020	25,847,953	2,585	7,521,587	—	(7,826,754)	3,964	(298,618)	4,183	(294,435)

Common stock issued for cash	3,847,334	384	4,886,116	—	—	—	4,886,500	—	4,886,500
Common stock issued for professional service	8,858,207	886	778,147	—	—	—	779,033	—	779,033
Execution of convertible notes	500,000	50	999,950	—	—	—	1,000,000	—	1,000,000
Stock subscribed / (cancelled)	(150,000)	(15)	(14,985)	—	—	—	(15,000)	—	(15,000)
Accumulated other comprehensive income	—	—	—	—	—	136,942	136,942	—	136,942
Net (Loss)	—	—	—	—	(4,381,974)	—	(4,381,974)	3,900	(4,378,074)

Balance at February 28, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

FingerMotion, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 28,
	2022	2021
Net (loss)	$(4,940,548)	$(4,378,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	777,576	640,394
Amortization and depreciation	57,894	27,055
Impairment of intangible assets	—	41,045
Gain on disposal of subsidiary	—	(8,298)

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(775,837)	(1,437,329)
(Increase) decrease in prepayment and deposit	(2,684,965)	1,975,673
(Increase) decrease in other receivable	(32,545)	(906,265)
(Increase) decrease in inventories	(6)	(1,401)
Increase (decrease) in accounts payable	1,114,653	(230,118)
Increase (decrease) in accrual and other payables	639,107	2,509
Increase (decrease) in due to lease liability	(3,191)	3,191
Net Cash provided by (used in) operating activities	(5,847,862)	(4,271,618)

Cash flows from investing activities
Purchase of equipment	(14,394)	(16,996)
Purchase of intangible assets	(11,678)	(221,489)
Net cash provided by (used in) investing activities	(26,072)	(238,485)

Cash flows from financing activities
Repayment to related parties	—	(1,351,107)
Execution of convertible notes	—	(1,000,000)
Proceed from loan payable	299,695	1,654,207
Common stock issued for cash	5,114,499	5,886,500
Cancellation of shares	—	(15,000)
Net cash provided by (used in) financing activities	5,414,194	5,174,600

Effect of exchange rates on cash and cash equivalents	70,956	83,301

Net change in cash	(388,784)	747,798

Cash at beginning of period	850,717	102,919

Cash at end of period	$461,933	$850,717

Major non-cash transactions:
Conversion of loan payables to shares	$1,941,000	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

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

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying consolidated financial statements of the Company as of February 28, 2022 and February 28, 2021:

Assets and liabilities of the VIE

	February 28, 2022	February 28, 2021
Current assets	$4,503,346	$2,251,100
Non-current assets	21,042	45,503
Total assets	$4,524,388	$2,296,603

Current liabilities	$8,556,844	$4,906,955
Non-current liabilities	—	—
Total liabilities	$8,556,844	$4,906,955

Assets and liabilities of the VIE Subsidiary

	February 28, 2022	February 28, 2021
Current assets	$5,330,206	$4,177,156
Non-current assets	9,121	—
Total assets	$5,339,327	$4,177,156

Current liabilities	$4,162,414	$3,318,450
Non-current liabilities	—	—
Total liabilities	$4,162,414	$3,318,450

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Year Ended February 28, 2022	For the Year Ended February 28, 2021
Revenue	$2,971,031	$1,912,012
Cost of revenue	(867,154)	(1,112,697)
Gross profit (loss)	$2,103,877	$799,315

Amortization and depreciation	(7,948)	(7,102)
General and administrative expenses	(2,313,818)	(1,709,543)
Marketing cost	(562,637)	(364,160)
Research & development	(583,874)	(170,006)
Total operating expenses	$(3,468,277)	$(2,250,811)

Profit (loss) from operations	$(1,364,400)	$(1,451,496)

Interest income	20,971	3,166
Other income	17,403	24,126
Total other income (expense)	$38,374	$27,292

Tax expense	—	—

Net profit (loss)	$(1,326,026)	$(1,424,204)

Operating Result of VIE Subsidiary

	For the Year Ended February 28, 2022	For the Year Ended February 28, 2021
Revenue	$19,824,966	$14,738,480
Cost of revenue	(18,886,139)	(13,924,179)
Gross profit (loss)	$938,827	$814,301

Amortization and depreciation	(990)	(713)
General and administrative expenses	(597,962)	(432,365)
Marketing cost	(79,280)	—
Research & development	(31,505)	(55,965)
Total operating expenses	$(709,737)	$(489,043)

Profit (loss) from operations	$229,090	$325,258

Interest income	83	47
Other income	60,296	64,709
Total other income (expense)	$60,379	$64,756

Tax expense	—	—

Net profit (loss)	$289,469	$390,014

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,152,172 and $12,208,728 as at February 28, 2022 and February 28, 2021 respectively, and had a net loss of $4,940,548 and $4,378,074 for the years ended February 28, 2022 and February 28, 2021, respectively.

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

Note 4 - Revenue

We recorded $22,927,415 and $16,683,570 in revenue, respectively, for the years ended February 28, 2022 and February 28, 2021.

	February 28, 2022	February 28, 2021
Telecommunication Products & Services	$8,657,277	$3,211,103
SMS & MMS Business	14,138,720	13,439,390
Big Data	131,418	33,077
	$22,927,415	$16,683,570

Note 5 – Equipment

At February 28, 2022 and February 28, 2021, the company has the following amounts related to tangible assets:

	February 28, 2022	February 28, 2021
Equipment	$62,347	$47,953
Less: accumulated depreciation	(35,539)	(21,500)
Net equipment	$26,808	$26,453

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 28, 2022 and February 28, 2021 At February 28, 2022 and February 28, 2021 totaled $14,039 and $11,150, respectively.

Note 6 – Intangible Assets

At February 28, 2022 and February 28, 2021, the company has the following amounts related to intangible assets:

	February 28, 2022	February 28, 2021

Licenses	$200,000	$200,000
Mobile applications	233,167	221,489
	433,167	421,489
Less: accumulated amortization	(266,190)	(219,234)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$125,932	$161,210

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended February 28, 2022 and February 28, 2021 totaled $46,956 and $15,905, respectively.

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

	February 28, 2022	February 28, 2021

Telecommunication Products & Services
Deposit Paid / Prepayment	$2,396,550	$333,646
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,396,550	$333,646
Others prepayment	369,256	143,288
Prepayment and deposit	$2,765,806	$476,934

	February 28, 2022	February 28, 2021

SMS & MMS Business
Deposit Paid / Prepayment	$565,536	$169,443
Deposit received
Net Prepaid expenses for SMS	$565,536	$169,443
Others prepayment	—	—
Prepayment and deposit	$565,536	$169,443

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 28, 2022.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	February 28, 2022	February 28, 2021
Right-of-use asset
Right-of-use asset, net	$5,069	$49,314

Lease Liability
Current lease liability	$5,069	$47,569
Non-current lease liability	—	4,936
Total lease liability	$5,069	$52,505

Remaining lease term and discount rate		February 28, 2022
Weighted-average remaining lease term		2 months
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of February 28, 2022:

2022	$5,085
Thereafter	—
Less: imputed interest	(16)
$5,069

Note 9 – Loan Payable

The following table summarizes loan principal due by the Company as of February 28, 2022:

Lender	Term	February 28, 2022	February 28, 2021
Liew Yow Ming	From April 8, 2020 to April 7, 2022	$—	$758,063
Liew Yow Ming	From April 16, 2020 to April 15, 2022	—	351,244
Liew Yow Ming	From July 29, 2020 to July 28, 2021	—	544,900
Liew Yow Ming	From August 1, 2021 to January 31, 2022	—	—
		$—	$1,654,207

	Current portion	$—	$544,900
	Non-current portion	$—	$1,109,307

Liew Yow Ming is a non-controlling stockholder of the Company. Loans from Mr. Liew Yow Ming were fixed at rate of 20% per annum. Interest expenses incurred on loans payable for the year ended February 28, 2022 and February 28, 2021 were $170,141 and $242,756, respectively.

On July 28, 2021, the Company has received a conversion notice from Liew Yow Ming for the conversion of the note to convert all US$545,000 for shares of common stock of the Company, which was converted on August 16, 2021 into 218,000 shares of our common stock at a price of $2.50 per share.

Note 9 – Loan Payable (continued)

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

Note 10 - Common Stock

The Company issued 12,705,541 shares of common stock for the year ended February 28, 2021 for consideration of $5,665,533, including 8,858,207 shares of common stock to consultants.

The Company issued 500,000 shares of common stock at a deemed price of $2.00 per share during the fiscal year ended February 28, 2021 pursuant to the conversion of promissory notes in the aggregate amount of $1,000,000.

The Company cancelled 150,000 shares of common stock during the fiscal year ended February 28, 2021 pursuant to a financial advisory service agreement.

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

On October 28, 2021, the Company issued 5,000 shares of our common stock at deemed price of $2.00 per share to one individual pursuant to a consulting agreement.

On November 5, 2021, the Company issued 276,000 shares of our common stock at price of $5.00 per share to 4 individuals.

Note 10 - Common Stock (continued)

On December 7, 2021, the Company issued 30,000 shares of our common stock at price of $3.00 per share to 2 individuals pursuant to the exercise of warrants.

On January 7, 2022, the Company issued 55,000 shares of our common stock at deemed price of $5.00 per share to two entities pursuant to a consulting agreement.

On January 12, 2022, the company cancelled 15,000 shares of our common stock issued to 1 individual pursuant to a consulting agreement.

On February 4, 2022, the Company issued 5,000 shares of our common stock at deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On February 7, 2022, the Company issued 70,000 shares of our common stock at price of $5.00 per share to 4 individuals

As of February 28, 2022, and February 28, 2021, there were 42,627,260 and 38,903,494 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at February 28, 2022, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84

During Fiscal 2022 and Fiscal 2021, we received cash proceeds totaling $539,998 and $50,000, respectively, from the exercise of share purchase warrants.

A summary of share purchase warrants outstanding and exercisable as at February 28, 2022 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$2.00	288,500	0.64	18-Oct-22
$3.00	50,000	0.64	18-Oct-22
$3.00	1,507,668	0.87	12-Jan-23
$2.84	1,846,168

Stock Options

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Year Ended February 28,
	2022	2021
Expected Risk Free Interest Rate	1.06%	—
Expected Volatility	15.27%	—
Expected Life in Years	5.0	—
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	—

A continuity schedule of outstanding stock options as at February 28, 2022, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2021	-	-
Granted	4,545,500	$8.00
Cancelled/Forfeited	—	—
Expired	—	—
Balance, February 28, 2022	4,545,500	$8.00

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

Year Ended February 28,
	2022	2021
Number of Options Exercised on Forfeiture Basis	-	-
Number of Options Exercised on Cash Basis	-	-
Total Number of Options Exercised	-	-

Number of Shares Issued on Cash Exercise	-	-
Number of Shares Issued on Forfeiture Basis	-	-
Total Number of Shares Issued Upon Exercise of Options	-	-

Cash Received from Exercise of Stock Options	$-	$-
Total Intrinsic Value of Options Exercised	$-	$-

A continuity schedule of outstanding unvested stock options at February 28, 2022, and the changes during the fiscal year periods, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2020	—	—
Granted	—	—
Vested	—	—
Cancelled/Forfeited	—	—
Balance, February 28, 2021	—	—
Granted	4,545,500	$6.46
Vested	-909,000	$6.46
Balance, February 28, 2022	3,636,500	$6.46

As at February 28, 2022, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price is lower than the strike price.

A summary of stock options outstanding and exercisable as at February 28, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at February 28, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at February 28, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)
$7.00	to	$9.00	4,545,500	$8.00	4.83	909,000	$8.00	4.83

			4,545,500	$8.00	4.83	909,000	$8.00	4.83

Note 11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 28, 2022	February 28, 2021
Numerator - basic and diluted
Net Loss	$(4,940,548)	$(4,378,074)
Denominator
Weighted average number of common shares outstanding —basic	40,840,413	33,702,858
Weighted average number of common shares outstanding —diluted	40,840,413	33,702,858
Loss per common share — basic	$(0.12)	$(0.13)
Loss per common share — diluted	$(0.12)	$(0.13)

Note 12 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 28, 2022 and February 28, 2021.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the years ended February 28, 2022 and February 28, 2021.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology and Beijing XunLian were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the years ended February 28, 2022 and February 28, 2021 are as follows:

	February 28, 2022	February 28, 2021
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At February 28, 2022 and February 28, 2021, the Company has a deferred tax asset of $1,235,861 and $1,095,494, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At February 28, 2022 and February 28, 2021, the valuation allowance was $1,235,861 and $1,095,494 respectively.

	February 28, 2022	February 28, 2021
Deferred tax asset from operating losses carry-forwards	$1,235,861	$1,095,494
Valuation allowance	(1,235,861)	(1,095,494)
Deferred tax asset, net	$—	$—

Note 13 - Related Parties Transaction

Name of related parties	Relationship with the Company
Mr Liew Yow Ming	Non-controlling Stockholder

b)	The Company had the following related party balances at February 28, 2021 and February 28, 2022:

	February 28, 2022	February 28, 2021
Loan payables
Mr. Liew Yow Ming	$—	$1,654,207

Loans from Mr. Liew Yow Ming are fixed at an interest rate of 20% per annum with a fixed repayment term. Interest expenses incurred were $170,141 and $242,756 for the year ended February 28, 2022 and February 28, 2021, respectively.

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

Note 15 – Subsequent Events

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

Based on such evaluation of our disclosure controls and procedures as of February 28, 2022, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of February 28, 2022. Management has continued to monitor the implementation of the remediation plan described below.

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

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources, management is in the process of building the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR as follows:

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

In order to remediate the documented material weaknesses, management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of February 28, 2022 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal year ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable. For further information, see Item 1A. Risk Factors – Risks Related to Doing Business in China — “The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. We could be delisted if we are unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.”

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

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen CEO	51	CEO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

Yew Hon Lee CFO	53	CFO of FingerMotion, Inc. (Dec. 11, 2020 to present); CFO of Cubinet Interactive Group of Companies (2006 to November 2020).

Hsien Loong Wong Director	47	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Yew Poh Leong Director	67	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Michael Chan Director	58	Director of FingerMotion, Inc. (April 6, 2018 to present); Managing Director: Asset Servicing, Asia Pacific at BNY Mellon (2007 to 2016); Head of Business Development: Asia, State Street Bank & Trust Co. (1994 to 2007).

Eng Ho Ng Director	68	Director of FingerMotion, Inc. (Dec. 11, 2020 to present); Non-Executive Chairman of ZWEEC Analytics Pte Ltd. (Feb 2020] to present); Director of TNG Fintech Group (Jan 2018 to present).

Li Li Legal Representative and General Manager of JiuGe Technology	42	Legal Representative and General Manager of JiuGe Technology (Jan. 2018 to present); Advisor to Shenzhen WuYiKa Technology Co., Ltd. (Jan. 2017 to Dec. 2017); Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. (July 2015 to Dec. 2016)

Li Guang Hui Legal Representative and Vice General Manager of Beijing Technology	41	Vice General Manager of Beijing Technology; CEO of Beijing Hongyang Consulting (July 2017 to April 2019); Marketing Director of Youku Tudou (June 2011 to May 2017).

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

Michael Chan - Mr. Chan has been a Board member since April 6, 2018. Mr. Chan has served at The Bank of New York Mellon Corporation as Managing Director, Head of Asia Pacific for Asset Servicing since 2013. He is responsible for managing the largest business line in the region. Mr. Chan joined the bank in Singapore in 2007 as regional APAC Chief Operating Officer and progressed to APAC Head of Sales & Relationship Management in 2010. He chaired the Asset Servicing Business Acceptance Committee and a member of the KYC/AML regional committee. Mr. Chan was a member of BNY Mellon’s Global Corporate Operating Committee, Asia Pacific Executive Committee and the Corporate Sovereign Institutions Council. He represented the firm on the board of directors of ASIFMA and BNY Mellon’s Eagle Investment Systems’ Asia Singapore entity. Mr. Chan has also served on the OMGEO Advisory Board and has been a member of various industry and banking associations in Hong Kong and Korea. Mr. Chan has served as the president of Canadian Alumni Singapore (CANsg), a not-for-profit society and on the National University of Singapore Society (NUSS) finance sub-committee. He is also a member of the Singapore Institute of Directors (SID).

Prior to BNY Mellon, Mr. Chan was with State Street Bank & Trust Co., Canada beginning 1994. He was relocated to Hong Kong in 2000 for the bank’s launch of ETF products in Asia Pacific. Until 2007, he held senior positions including head of operation: regional deal team for a key European acquisition, general manager for the South Korea bank branch and head of global relationship management in the region. His career also includes service at Ernst & Young (E&Y), Canada. Mr. Chan’s management and experience will provide additional financial oversight for the Company and an advisory role over budgetary and projection analysis with management. Mr. Chan is a member of CPA, CMA, Canada. He holds an EMBA from the Ivey School of Business, University of Western Ontario and a B. Com from McGill University, Canada

Mr. Chan devotes approximately 15% of his time to us.

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

Ms. Li Li devotes approximately 100% of her time to Shanghai JiuGe Information Technology Co., Ltd.

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

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
Finger Motion Company Limited	Hong Kong	4
Finger Motion (CN) Limited	Hong Kong	0
Finger Motion Financial Company Limited	Hong Kong	5
Shanghai JiuGe Business Management Co., Ltd.	PRC	2
Shanghai JiuGe Information Technology Co., Ltd.	PRC	47
Beijing XunLian TianXia Technology Co., Ltd.	PRC	8
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.	PRC	1

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

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2022, except as follows:

Name	Position Held	Late or Unfiled Report
Hsien Loong Wong	Director	Unfiled Form 4 as required in Fiscal 2022

Michael Chan	Director	Late filed Form 4 as required in Fiscal 2022

Li Li	Officer of operating subsidiary	Unfiled Form 3 upon becoming an officer, unfiled Form 4 as required in Fiscal 2021 and unfiled Form 4 as required in Fiscal 2022

Choe Yang Yeat	Shareholder	Unfiled Form 4 as required in Fiscal 2022

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise all of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Hsien Loong Wong, Leong Yew Poh, Michael Chan and Ng Eng Ho.

Committees of the Board of Directors

Our Board of Directors currently has three committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance. The Audit Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

Audit Committee

On December 15, 2021, the Board of Directors adopted a new Audit Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(c)(1), and has established an Audit Committee, which operates under its Audit Committee Charter. The Company’s Audit Committee consists of Leong Yew Poh, Michael Chan and Ng Eng Ho. Each member of the Audit Committee satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee financial expert is Michael Chan who qualifies as an “audit committee financial expert” within the meaning of the SEC Rule 10A-3 and possesses financial sophistication within the meaning of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee is responsible for, among other things:

●	ensuring, through discussion with management and the external auditors, that the Company’s annual and quarterly financial statements (individually and collectively, the “Financial Statements”), as applicable, present fairly in all material respects the financial conditions, results of operations and cash flows of the Company as of and for the periods presented;

●	reviewing and recommending for approval to the Board, the Company’s financial statements, accounting policies that affect the financial statements, annual MD&A and associated press release(s);

●	reviewing significant issues affecting financial reports;

●	monitoring the objectivity and credibility of the Company’s financial reports;

●	considering the effectiveness of the Company’s internal controls over financial reporting and related information technology security and control;

●	reviewing with auditors any issues or concerns related to any internal control systems in the process of the audit;

●	reviewing with management, external auditors and legal counsel any material litigation claims or other contingencies, including tax assessments, and adequacy of financial provisions, that could materially affect financial reporting;

●	overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing such other audit, review or attest services for the Company, including the resolution of disagreements between management and the external auditor regarding financial reporting; and

●	taking such other actions within the general scope of its responsibilities as the Audit Committee shall deem appropriate or as directed by the Board of Directors.

Nominating and Corporate Governance Committee

On December 15, 2021, the Board of Directors adopted a new Nominating and Corporate Governance Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(e)(2), and has established a corporate governance committee (the “N&CG Committee”) which operates under its Nominating and Corporate Governance Committee Charter. The N&CG Committee is currently comprised of Leong Yew Poh, Michael Chan and Ng Eng Ho. The N&CG Committee is responsible for (i) identifying and recommending to the Board, individuals qualified to be nominated for election to the Board; (ii) recommending to the Board, the members and chairperson for each Board committee; and (iii) periodically reviewing and assessing the Company’s corporate governance principles contained in the Nominating and Corporate Governance Committee Charter and making recommendations for changes thereto to the Board. The N&CG Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

The N&CG Committee is responsible for, among other things:

●	leading the Company’s search for individuals qualified to become members of the Board;

●	evaluating and recommending to the Board for nomination candidates for election or re-election as directors;

●	establishing and overseeing appropriate director orientation and continuing education programs;

●	making recommendations to the Board regarding an appropriate organization and structure for the Board of Directors;

●	evaluating the size, composition, membership qualifications, scope of authority, responsibilities, reporting obligations and charters of each committee of the Board;

●	periodically reviewing and assessing the adequacy of the Company’s corporate governance principles as contained in the Nominating and Corporate Governance Committee Charter and, should it deem it appropriate, it may develop and recommend to the Board of Directors for adoption of additional corporate governance principles;

●	periodically reviewing the Company’s Articles in light of existing corporate governance trends, and shall recommend any proposed changes for adoption by the Board of Directors or submission by the Board of Directors to the Company’s shareholders;

●	making recommendations on the structure and logistics of Board of Directors’ meetings and may recommend matters for consideration by the Board of Directors;

●	considering, adopting and overseeing all processes for evaluating the performance of the Board of Directors, each committee and individual directors; and

●	annually reviewing and assessing its own performance.

Compensation Committee

On December 15, 2021, the Board of Directors adopted a new Compensation Committee Charter which complies with the requirements of Nasdaq Listing Rule 5605(d)(1) and the Board of Directors has established a Compensation Committee (the “Compensation Committee”). The Compensation Committee is comprised of Leong Yew Poh, Michael Chan and Ng Eng Ho. The Compensation Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior management, development and retention of senior management and such other duties as directed by the Board.

Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of Nasdaq. The Compensation Committee will be responsible for, among other things:

●	reviewing and approving the Company’s compensation guidelines and structure;

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to the CEO of the Company;

●	reviewing and approving on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation;

●	reviewing the Company’s incentive compensation and other equity-based plans and recommending changes in such plans to the Board as needed.

●	periodically making recommendations to the Board regarding the compensation of non-management directors, including Board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation and benefits as the Committee may consider appropriate; and

●	overseeing the appointment and removal of executive officers, and reviewing and approving for executive officers, including the CEO, any employment, severance or change in control agreements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 28, 2022 (“Fiscal 2022”) consist of (i) Martin J. Shen, our current Chief Executive Officer, (ii) Lee Yew Hon, our current Chief Financial Officer and (iii) Li Li, the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. Our named executive officers for the fiscal year ended February 28, 2021 (“Fiscal 2021”) consist of (i) Martin J. Shen, our current Chief Executive Officer and Chief Financial Officer and (ii) Li Li. the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2022 and Fiscal 2021 are as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Martin J. Shen (1) CEO	2022 2021	180,000 180,000	— —	— —	22,540 —	— —	— —	— —	202,540 180,000
Lee Yew Hon (2) CFO	2022 2021	72,000 18,000	— —	— —	21,658 —	— —	— —	— —	93,658 18,000
Li Li Legal Representative and General Manager of JiuGe Technology	2022 2021	130,586 133,395	— —	— —	41,160 —	— —	— —	— —	171,746 133,395

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

(3)	For Fiscal 2022, these amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on December 28, 2021: exercise price: $8.00; expected risk free interest rate: 1.06%; expected annual volatility: 15.27%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $85,358.

During our most recently completed financial years, we did not pay any other executive compensation to our named executive officers.

Executive Employment Agreements

As of February 28, 2022, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at February 28, 2022, relating to equity awards that have been granted to the Named Executive Officers:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin J. Shen	46,000	184,000	N/A	$8.00	Dec. 28, 2026	N/A	N/A	N/A	N/A
Lee Yew Hon	44,200	176,800	N/A	$8.00	Dec. 28, 2026	N/A	N/A	N/A	N/A
Li Li	84,000	336,000	N/A	$8.00	Dec. 28, 2026	N/A	N/A	N/A	N/A

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our Compensation Committee and our Board, in its role in setting executive compensation and overseeing our various compensation programs, is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. These equity incentives have historically been in the form of stock grants to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. The Compensation Committee is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Director Compensation

Each of our directors receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our non-executive directors for Fiscal 2022:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leong Yew Poh	24,000	—	7,693	—	—	—	31,693
Michael Chan	24,000	—	7,693	—	—	—	31,693
Hsien Loong Wong	24,000	—	7,693	—	—	—	31,693
Ng Eng Ho	24,000	—	6,174	—	—	—	30,174

Notes:

(1)	These amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on December 28, 2021: exercise price: $8.00; expected risk free interest rate: 1.06%; expected annual volatility: 15.27%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $29,253.

As at February 28, 2022, our directors held stock options to acquire an aggregate of 298,500 shares of our common stock as follows: Leong Yew Poh – 78,500 stock options; Michael Chan – 78,500 stock options; Hsien Loong Wong – 78,500 stock options; and Ng Eng Ho – 63,000 stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 20, 2022 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	751,000(2)	1.8%

Lee Yew Hon, Chief Financial Oficer c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	494,200(3)	1.2%

Leong Yew Poh, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	265,700(4)	*

Michael Chan, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	265,700(5)	*

Hsien Loong Wong, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	385,700(6)	*

Ng Eng Ho, Director c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	12,600(7)	*

Li Li, Legal Representative and General Manager of JiuGe Technology c/o FingerMotion, Inc., 1460 Broadway, New York, New York 10036	2,284,000(8)	5.3%

All directors and executive officers as a group (7 persons)	4,458,900(9)	10.4%

Major Stockholders:

Choe Yang Yeat 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200 Malaysia	7,219,200(10)	16.9%

Cheong Chee Ming Unit A 19/F Times Media Centre 133 Wan Chai Road Wan Chai Hong Kong	4,420,000	10.3%

Liew Yow Ming 190 Depot Road, #18-19 The Interlace Condominium Singapore 109689	3,502,700(11)	8.2%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of May 25, 2022, there were 42,777,260 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 705,000 shares of common stock, and (ii) stock options to purchase 46,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 450,000 shares of common stock, and (ii) stock options to purchase 44,200 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 15,700 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 15,700 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents (i) 370,000 shares of common stock, and (ii) stock options to purchase 15,700 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents stock options to purchase 12,600 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)	This figure represents (i) 2,200,000 shares of common stock, and (ii) stock options to purchase 84,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)	This figure represents (i) 4,225,000 shares of common stock, and (ii) stock options to purchase 233,900 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)	This figure represents (i) 7,200,000 shares of common stock held by Ever Sino International Limited over which Mr. Choe Yang Yeat has sole voting and dispositive power, and (ii) stock options held directly by Mr. Choe to purchase 19,200 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)	This figure represents (i) 3,320,200 shares of common stock, and (ii) a convertible note in the amount of US$730,000 that can be converted into 182,500 shares of our common stock within 60 days of the date hereof.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,545,500	$8.00	2,454,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,545,500		2,454,500

Effective September 27, 2021, our Board of Directors authorized and approved the adoption by the Company of the 2021 Stock Incentive Plan (the “2021 Stock Incentive Plan”), pursuant to which an aggregate of 7,000,000 shares of our common stock may be issued pursuant to awards that may be granted under the 2021 Stock Incentive Plan. The 2021 Stock Incentive Plan was approved by our stockholders at our annual meeting of stockholders held on November 22, 2021.

The 2021 Stock Incentive Plan is administered by our Board of Directors, or the Compensation Committee, or any other committee appointed by the Board of Directors to administer the 2021 Stock Incentive Plan, and the Board of Directors shall determine, among other things: (i) the persons to be granted awards under the 2021 Stock Incentive Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, stock options, restricted stock units, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2021 Stock Incentive Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2021 Stock Incentive Plan. If the administrator under the 2021 Stock Incentive Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The 2021 Stock Incentive Plan includes the following best practice provisions to reinforce the alignment between stockholders’ interests and equity compensation arrangements. These provisions include, but are not limited to:

●	No discounted awards: the exercise price of an award must not be lower than 100% of the fair market value of the shares on the stock exchange or system on which the shares are traded or quoted at the time the award is granted;

●	No buyout without shareholder approval: outstanding options or non-qualified stock options (“SARs”) may not be bought out or surrendered in exchange for cash unless shareholder approval is received;

●	No repricing without shareholder approval: the Company may not, without shareholder approval, reprice an award by reducing the exercise price of a stock option or exchanging a stock option for cash, other awards or a new stock option with a reduced exercise price;

●	Minimum vesting requirements for “full-value” awards: except in the case of an award granted in substitution and cancellation of an award granted by an acquired organization and shares delivered in lieu of fully vested cash awards, any equity-based awards granted under the 2021 Stock Incentive Plan will have a vesting period of not less than one year from the date of grant; provided, however, that this minimum vesting restriction will not be applicable to equity-based awards not in excess of 5% of the number of shares available for grant under the 2021 Stock Incentive Plan. For avoidance of doubt, the foregoing restrictions do not apply to the Board’s discretion to provide for accelerated exercisability or vesting of any award in case of death or disability. The treatment of awards in connection with a change of control are described below;

●	No accelerated vesting of outstanding unvested awards and double-trigger change of control requirements: no acceleration of any unvested awards shall occur except in the case of the death or disability of the grantee or upon a change of control. In this respect the 2021 Stock Incentive Plan requires a “double-trigger” – both a change of control and a qualifying termination of continuing services – to accelerate the vesting of awards. In connection with a change in control, time-based awards shall only be accelerated if the awards are not assumed or converted following the change in control and performance based awards shall only be accelerated: (i) to the extent of actual achievement of the performance conditions; or (ii) on a prorated basis for time elapsed in ongoing performance period(s) based on target or actual level achievement. In connection with vesting of outstanding awards following a qualifying termination after a change in control (i.e., double-trigger vesting), the same conditions set forth in the preceding sentence will apply;

●	No dividends for unvested awards: holders of any awards which have not yet vested are not entitled to receive dividends, however, dividends may be accrued and paid upon the vesting of such awards;

●	No liberal share recycling: shares issued under the 2021 Stock Incentive Plan pursuant to an award, or shares retained by or delivered to the Company to pay either the exercise price of an outstanding stock option or the withholding taxes in connection with the vesting of incentive stock awards or SARs, and shares purchased by the Company in the open market using the proceeds of option exercises, do not become available for issuance as future awards under the 2021 Stock Incentive Plan;

●	Transferability: the awards granted under the 2021 Stock Incentive Plan generally may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than by will, by the laws of descent and distribution;

●	No automatic grants: the 2021 Stock Incentive Plan does not provide for automatic grants to any eligible participant; and

●	No evergreen provision: the 2021 Stock Incentive Plan does not provide for an “evergreen” feature pursuant to which the shares authorized for issuance under the 2021 Stock Incentive Plan can be automatically replenished.

The foregoing summary of the 2021 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2021 Stock Incentive Plan, which is attached hereto as exhibit 10.8.

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

On May 1, 2022, we received US$730,000 from Dr. Liew Yow Ming in exchange for issuing to Dr. Liew a convertible promissory note whereby we promise to pay Dr. Liew, or his successors or assigns, the principal amount on or prior to the one year anniversary of the convertible note and to pay interest on the unpaid principal amount at the rate of 20% per annum. The interest shall be paid at the end of every month and on a monthly basis thereafter. Any amount of principal or interest on the convertible note which is not paid when due shall bear interest from the date due until such past due amount is paid at a rate of interest equal to the applicable rate of 20% plus four percent (4%) per annum. At any time up to the maturity date, the holder may convert all or any portion of the outstanding principal amount and accrued but unpaid interest into shares of our common stock at a price of $4.00 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2022	2021
Audit fees	$68,000	$60,000
Audit-related fees	21,000	18,000
Tax fees	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountants	$89,000	$78,000

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2022.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(4)	Share Exchange Agreement among FingerMotion, Inc., Finger Motion Company Limited and the Shareholders of Finger Motion Company Limited, dated July 13, 2017
3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(7)	Amended and Restated Bylaws
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(5)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(5)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(5)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(5)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(5)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(6)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
10.8(*)	2021 Stock Incentive Plan
10.9(9)	Convertible Promissory Note in the amount of US$730,000 issued by FingerMotion, Inc. in favor of Dr. Liew Yow Ming, dated May 1, 2022
14.1(8)	Code of Business Conduct and Ethics
21.1(*)	Subsidiaries of FingerMotion, Inc.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 5, 2022

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: May 31, 2022	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2022	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 31, 2022	By:	/s/ Lee Yew Hon
Lee Yew Hon, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 31, 2022	By:	/s/ Leong Yew Poh
Leong Yew Poh, Director

Dated: May 31, 2022	By:	/s/ Michael Chan
Michael Chan, Director

Dated: May 31, 2022	By:	/s/ Hsien Loong Wong
Hsien Loong Wong, Director

Dated: May 31, 2022	By:	/s/ Ng Eng Ho
Ng Eng Ho, Director