Form 10-Q
period 2022-05-31
FingerMotion, Inc.
filed 2022-07-15
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

None

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FNGR	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,807,260 shares of common stock outstanding as of July 12, 2022.

FINGERMOTION, INC.

FORM 10-Q

-i-

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2022

(Unaudited - Expressed in U.S. Dollars)

FINGERMOTION, INC.
Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2022	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$805,548	$461,933
Accounts receivable	3,723,477	4,875,149
Inventories	1,331	1,407
Prepayment and deposit	2,843,751	3,331,342
Other receivables	1,454,752	1,539,265
Current Assets	8,828,859	10,209,096
Non-current Assets
Equipment	22,706	26,808
Intangible assets	108,312	125,932
Right-of-use asset	245,589	5,069
Non-current Assets	376,607	157,809

TOTAL ASSETS	$9,205,466	$10,366,905

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$1,975,280	$3,588,289
Accrual and other payables	2,481,135	1,685,297
Convertible notes payable	730,000	—
Lease liability, current portion	126,676	5,069
Current Liabilities	5,313,091	5,278,655
Non-current Liabilities
Lease liability, non-current portion	118,913	—
Non-current Liabilities	118,913	—

TOTAL LIABILITIES	$5,432,004	$5,278,655

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 42,777,260 shares and 42,627,260 issued and outstanding at May 31, 2022 and February 28, 2022 respectively	4,278	4,263

Additional paid-in capital	22,166,176	21,730,941

Additional paid-in capital - stock options	356,328	356,328

Accumulated deficit	(18,596,295)	(17,152,172)

Accumulated other comprehensive income	(167,459)	137,911

Stockholders’ equity before non-controlling interests	3,763,028	5,077,271

Non-controlling interests	10,434	10,979

TOTAL SHAREHOLDERS’ EQUITY	3,773,462	5,088,250

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,205,466	$10,366,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2022	2021
Revenue	$4,855,123	$5,996,489
Cost of revenue	(4,478,052)	(5,376,792)

Gross profit	377,071	619,697

Amortization & depreciation	(14,172)	(14,421)
General & administrative expenses	(1,239,550)	(1,179,747)
Marketing Cost	(57,191)	(85,007)
Research & Development	(211,647)	(135,429)
Stock compensation expenses	(289,931)	(60,975)

Total operating expenses	(1,812,491)	(1,475,579)

Net loss from operations	(1,435,420)	(855,882)

Other income (expense):
Interest income	757	1,270
Interest expense	(14,831)	(92,566)
Exchange gain (loss)	(272)	675
Other income	5,098	36,997
Total other income (expense)	(9,248)	(53,624)

Net loss before income tax	$(1,444,668)	$(909,506)
Income tax expenses	—	—
Net Loss	$(1,444,668)	$(909,506)

Less: Net profit attributable to the non-controlling interest	(545)	2,384

Net loss attributable to the Company’s shareholders	$(1,444,123)	$(911,890)

Other comprehensive income:
Foreign currency translation adjustments	(305,370)	60,184
Comprehensive loss	$(1,749,493)	$(851,706)
Less: comprehensive income (loss) attributable to non-controlling interest	(89)	164
Comprehensive loss attributable to the Company	$(1,749,404)	$(851,870)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.02)
Loss Per Share - Diluted	$(0.03)	$(0.02)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.02)
Loss Per Share - Diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding - Basic	42,693,999	38,933,892
Weighted Average Common Shares Outstanding - Diluted	42,693,999	38,933,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

			Capital Paid in	Additional Paid-in		Accumulated
	Common Stock		Excess of Par	capital stock	Accumulated	Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	Value	options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	150,000	15	435,235	—	—	—	435,250	—	435,250
Accumulated other comprehensive income	—	—	—	—	—	(305,370)	(305,370)	—	(305,370)
Net (Loss)	—	—	—	—	(1,444,123)	—	(1,444,123)	(545)	(1,444,668)

Balance at May 31, 2022	42,777,260	4,278	22,166,176	356,328	(18,596,295)	(167,459)	3,763,028	10,434	3,773,462

	Common Stock		Capital Paid in Excess of Par	Additional Paid-in capital stock	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	Value	options	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	86,666	9	179,990	—	—	—	179,999	—	179,999
Common stock issued for professional service	5,000	1	9,999	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	60,184	60,184	—	60,184
Net (Loss)	—	—	—	—	(911,890)	—	(911,890)	2,384	(909,506)

Balance at May 31, 2021	38,995,160	3,900	14,360,804	—	(13,120,618)	201,090	1,445,176	10,467	1,455,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2022	2021
Net (loss)	$(1,444,668)	$(909,506)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	379,013	60,975
Amortization and depreciation	14,172	14,421

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	887,094	1,415,203
(Increase) decrease in prepayment and deposit	326,836	(2,812,004)
(Increase) decrease in others receivable	975	(10,307)
(Increase) decrease in inventories	—	(967)
Increase (decrease) in accounts payable	(1,418,270)	(170,474)
Increase (decrease) in accrual and other payables	832,880	473,587
Increase (decrease) in due to lease liability	—	(2,108)
Net Cash provided by (used in) operating activities	(421,968)	(1,941,180)

Cash flows from investing activities
Purchase of equipment	—	(4,401)
Net cash provided by (used in) investing activities	—	(4,401)

Cash flows from financing activities
Proceed from convertible note	730,000	—
Proceed from loan payable	—	299,695
Advances from stock subscription payable	—	1,347,000
Common stock issued for cash	—	179,999
Net cash provided by (used in) financing activities	730,000	1,826,694

Effect of exchange rates on cash and cash equivalents	35,583	57,922

Net change in cash	343,615	(60,965)

Cash at beginning of period	461,933	850,717

Cash at end of period	$805,548	$789,752

Major non-cash transactions:
Conversion of loan payables to shares	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 1 –Nature of Business and basis of Presentation

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

On March 7, 2019, JiuGe Technology also acquired 99% of the equity interest of Beijing XunLian (“BX”), a subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

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

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

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

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of May 31, 2022 and February 28, 2022:

Assets and liabilities of the VIE

	May 31, 2022	February 28, 2022
	(unaudited)
Current assets	$4,995,626	$4,503,346
Non-current assets	259,023	21,042
Total assets	$5,254,649	$4,524,388

Current liabilities	$9,394,090	$8,556,844
Non-current liabilities	118,913	—
Total liabilities	$9,513,003	$8,556,844

Assets and liabilities of the VIE Subsidiary

	May 31, 2022	February 28, 2022
	(unaudited)
Current assets	$3,537,653	$5,330,206
Non-current assets	8,368	9,121
Total assets	$3,546,021	$5,339,327

Current liabilities	$2,485,941	$4,162,414
Non-current liabilities	—	—
Total liabilities	$2,485,941	$4,162,414

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Three Months Ended May 31, 2022	For the Three Months Ended May 31, 2021
	(unaudited)	(unaudited)
Revenue	$1,438,367	$373,151
Cost of revenue	(1,149,147)	(109,046)
Gross profit (loss)	$289,220	$264,105

Amortization and depreciation	(1,719)	(2,068)
General and administrative expenses	(582,112)	(538,671)
Marketing cost	(57,131)	(51,079)
Research & development	(111,455)	(135,429)
Total operating expenses	$(752,417)	$(727,247)

Profit (loss) from operations	$(463,197)	$(463,142)

Interest income	705	1,215
Other income	5,098	139
Total other income (expense)	$5,803	$1,354

Tax expense	—	—

Net profit (loss)	$(457,394)	$(461,788)

Operating Result of VIE Subsidiary

	For the Three Months Ended May 31, 2022	For the Three Months Ended May 31, 2021
	(unaudited)	(unaudited)
Revenue	$3,416,755	$5,524,623
Cost of revenue	(3,328,904)	(5,177,746)
Gross profit (loss)	$87,851	$346,877

Amortization and depreciation	(266)	(225)
General and administrative expenses	(119,792)	(111,193)
Marketing cost	(59)	(33,928)
Research & development	(22,244)	—
Total operating expenses	$(142,361)	$(145,346)

Profit (loss) from operations	$(54,510)	$201,531

Interest income	41	14
Other income	—	36,858
Total other income (expense)	$41	$36,872

Tax expense	—	—

Net profit (loss)	$(54,469)	$238,403

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

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

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

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

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

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

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $18,596,295 and $17,152,172 as at May 31, 2022 and February 28, 2022 respectively, and had a net loss of $1,444,668 and $909,506 for the three months ended May 31, 2022 and 2021, respectively.

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

Note 4 - Revenue

We recorded $4,855,123 and $5,996,489 in revenue, respectively, for the three months ended May 31, 2022 and 2021.

	For the three months ended
	May 31, 2022	May 31, 2021
	(unaudited)	(unaudited)
Telecommunication Products & Services	$1,516,125	$1,737,080
SMS & MMS Business	3,338,998	4,160,694
Big Data	—	98,715
	$4,855,123	$5,996,489

Note 5 – Equipment

At May 31, 2022 and February 28, 2022, the company has the following amounts related to tangible assets:

	May 31, 2022	February 28, 2022
	(unaudited)
Equipment	$59,879	$62,347
Less: accumulated depreciation	(37,173)	(35,539)
Net equipment	$22,706	$26,808

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended May 31, 2022 and 2021 totaled $3,079 and $3,500, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At May 31, 2022 and February 28, 2022, the company has the following amounts related to intangible assets:

	May 31, 2022	February 28, 2022
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	220,513	233,167
	420,513	433,167
Less: accumulated amortization	(271,156)	(266,190)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$108,312	$125,932

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended May 31, 2022 and 2021 totaled $11,093 and $10,921, respectively.

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

	May 31, 2022	February 28, 2022
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$2,475,727	$2,396,550
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,475,727	$2,396,550
Others prepayment	271,564	369,256
Prepayment and deposit	$2,747,291	$2,765,806

	May 31, 2022	February 28, 2022
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$96,460	$565,536
Deposit received
Net Prepaid expenses for SMS	$96,460	$565,536
Others prepayment	—	—
Prepayment and deposit	$96,460	$565,536

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2022.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	May 31, 2022	February 28, 2022
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$245,589	$5,069

Lease liability
Current lease liability	$126,676	$5,069
Non-current lease liability	118,913	—
Total lease liability	$245,589	$5,069

		May 31, 2022
Remaining lease term and discount rate
Weighted-average remaining lease term		23 months
Weighted-average discount rate		2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of May 31, 2022:

2023	$131,340
Thereafter	120,395
Less: imputed interest	(6,146)
Total lease liability	$245,589

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 9 - Convertible Note Payable

A Note Payable having a Face Value of $730,000 at May 1, 2022 and accruing interest at 20% is due on April 30, 2023. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

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

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 10 - Common Stock (Continued)

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

On February 7, 2022, the Company issued 70,000 shares of our common stock at price of $5.00 per share to 4 individuals

On March 7, 2022 the Company issued 5,000 shares of our common stock at deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On March 23, 2022, the Company issued 10,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement.

On March 23, 2022, the Company issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements.

On April 14, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On April 28, 2022, the Company issued 50,000 shares of our common stock at a deemed price of $2.61 per share to one entity pursuant to a consulting agreement.

On April 28, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $2.56 per share to one entity pursuant to a consulting agreement.

On April 28, 2022, the Company issued 20,000 shares of our common stock at a deemed price of $2.51 per share to one individual pursuant to a consulting agreement.

On May 10, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On May 10, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement.

On May 12, 2022, the Company issued 20,000 shares of our common stock at a deemed price of $2.03 per share to one entity pursuant to a consulting agreement as amended.

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 10 - Common Stock (Continued)

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at May 31, 2022, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Exercised	—	—
Balance, May 31, 2022	1,846,168	$2.84

During Fiscal 2022 and Fiscal 2021, we received cash proceeds totaling $539,998 and $50,000, respectively, from the exercise of share purchase warrants.

A summary of share purchase warrants outstanding and exercisable as at May 31, 2022 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$2.00	288,500	0.38	18-Oct-22
$3.00	50,000	0.38	18-Oct-22
$3.00	1,507,668	0.62	12-Jan-23
$2.84	1,846,168

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2022	February 28, 2022
Expected Risk Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 10 - Common Stock (Continued)

A continuity schedule of outstanding stock options as at May 31, 2022, and the changes during the three months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	4,545,500	$8.00
Granted	—	—
Cancelled/Forfeited	—	—
Expired	—	—
Balance, May 31, 2022	4,545,500	$8.00

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	May 31, 2022	February 28, 2022
Number of Options Exercised on Forfeiture Basis	—	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	—
Total Number of Shares Issued Upon Exercise of Options	—	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at May 31, 2022, and the changes during the three months periods, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2021	—	—
Granted	4,545,500	$6.46
Vested	(909,000)	$6.46
Balance, February 28, 2022	3,636,500	$6.46
Granted	—	—
Vested	—	—
Balance, May 31, 2022	3,636,500	$6.46

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 10 - Common Stock (Continued)

As at May 31, 2022, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price is lower than the strike price.

A summary of stock options outstanding and exercisable as at May 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at May 31, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at May 31, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)
$ 7.00 to $ 9.00	4,545,500	$8.00	4.58	909,000	$8.00	4.58

	4,545,500	$8.00	4.58	909,000	$8.00	4.58

Note 11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended
	May 31, 2022	May 31, 2021
Numerator - basic and diluted
Net Loss	$(1,444,668)	$(909,506)
Denominator
Weighted average number of common shares outstanding —basic	42,693,999	38,933,892
Weighted average number of common shares outstanding —diluted	42,693,999	38,933,892
Loss per common share — basic	$(0.03)	$(0.02)
Loss per common share — diluted	$(0.03)	$(0.02)

Note 12 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2022 and 2021.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2022 and 2021.

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 12 - Income Taxes (Continued)

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2022 and 2021 are as follows:

	For the three months ended
	May 31, 2022	May 31, 2021
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At May 31, 2022 and February 28, 2022, the Company has a deferred tax asset of $361,031 and $1,235,861, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At May 31, 2022 and February 28, 2022, the valuation allowance was $361,031 and $1,235,861, respectively.

	May 31, 2022	February 28, 2022
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$361,031	$1,235,861
Valuation allowance	(361,031)	(1,235,861)
Deferred tax asset, net	$—	$—

Note 13 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

FINGERMOTION, INC.

Three months ended May 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 14 - Subsequent Events

On July 5, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On July 5, 2022, the Company issued 25,000 shares of our common stock at a deemed price of $2.70 per share to two individuals and one entity pursuant to consulting agreements.

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2022, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2022, our most recently completed year end, to May 31, 2022, and our results of operations for the three months ended May 31, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

As of the date of this periodic report on Form 10-Q, we and the VIE are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve of the operations of the VIE. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

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

Value Added Product and Services

These are new product and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. The current and upcoming value-added product is the Mobile Protection programs which we plan to launch soon. In February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% own subsidiary TengLian signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. The estimated roll out is expected to be in the second quarter of FY2023.

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

In December 2021, the Company through JiuGe Technology formed a collaborative research alliance with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in China market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offerings and customer experience.

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

Results of Operations

Three Months Ended May 31, 2022 Compared to Three Months Ended May 31, 2021

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021
Revenue	$4,855,123	$5,996,489
Cost of revenue	$(4,478,052)	$(5,376,792)
Total operating expenses	$(1,812,491)	$(1,475,579)
Total other income (expenses)	$(9,248)	$(53,624)
Net Loss attributable to the Company’s shareholders	$(1,444,123)	$(911,890)
Foreign currency translation adjustment	$(305,370)	$60,184
Comprehensive loss attributable to the Company	$(1,749,404)	$(851,870)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.02)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.02)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021	Change (%)
Telecommunication Products & Services	$1,516,125	$1,737,080	-13%
SMS & MMS Business	$3,338,998	$4,160,694	-20%
Big Data	$—	$98,715	-100%
Total Revenue	$4,855,123	$5,996,489	-19%

We recorded $4,855,123 in revenue for the quarter ended May 31, 2022, a decrease of $1,141,366 or 19%, compared to the quarter ended May 31, 2021. This decrease resulted from decrease in revenue of $220,955, $821,696 and $98,715 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. The current outbreak of Covid-19 in China and the “lockdown’ in parts of China have slightly affected our operation, thus seeing the drop in the revenues. As of the date of this report, all operations are slowly moving back to pre-lockdown period. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service has grown substantially compared to last year. The growth is expected to flourish further with the Company continuing to make prepayments to purchase large bulks of inventories to be resold to our increasing corporate clientele. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the last quarter of the fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. This division has since recorded revenue and we expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021
Telecommunication Products & Services	$1,220,962	$1,474,203
SMS & MMS Business	$3,257,090	$3,812,589
Big Data	$—	$90,000
Total Cost of Revenue	$4,478,052	$5,376,792

We recorded $4,478,052 in costs of revenue for the quarter ended May 31, 2022, a decrease of $898,740 or 17%, compared to the quarter ended May 31, 2021. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the quarter ended May 31, 2022 was $377,071, a decrease of $242,626 or 39%, compared to the quarter ended May 31, 2021. This decrease in gross profit resulted from lower revenue for the period.

Amortization & Depreciation

We recorded depreciation of $14,172 for fixed assets for the quarter ended May 31, 2022, a decrease of $249 or 2%, compared to the quarter ended May 31, 2021

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021
Accounting	$49,377	$39,743
Consulting	$321,615	$355,843
Entertainment	$46,389	$39,507
IT	$9,091	$14,267
Rent	$33,269	$25,135
Salaries & Wages	$560,323	$588,427
Technical Fee	$23,370	$23,114
Travelling	$7,410	$27,589
Others	$188,706	$66,122
Total G&A Expenses	$1,239,550	$1,179,747

We recorded $1,239,550 in general and administrative expenses for the quarter ended May 31, 2022, an increase of $59,803 or 5%, compared to the quarter ended May 31, 2021. The increase is principally the result of the commencement and building of our five lines of businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021
Marketing Cost	$57,191	$85,007

We recorded $57,191 in marketing cost for the quarter ended May 31, 2022 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021
Research & Development	$211,647	$135,429

We incurred fees of $211,647 in research & development for the quarter ended May 31, 2022 as compared to $135,429 for the quarter ended May 31, 2021. The increase of $76,218 or 56% was due to increase in headcount for the Research & Development team and higher data access and usage fees charged by telecommunications companies.

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

The 1st stage of prototyping on Phase 1 - analytical framework and business applications have been completed and target to commercialize by the second quarter this year.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	May 31, 2022	May 31, 2021
Share compensation expenses	$289,931	$60,975

We incurred fees of $289,931 in share issuance for consultants in consideration of the services which have been provided to the company for the quarter ended May 31, 2022 as compared to $60,975 for the quarter ended May 31, 2021. The increase of $228,956 or 375% was due to the engagement of consultants to the Company that were compensated with shares of the Company. The rationale is to minimize the usage of cash by the Company for the Company to invest in revenue generating activities.

Operating Expenses

We recorded $1,812,491 in operating expenses for the quarter ended May 31, 2022, as compared to $1,475,579 in operating expenses for the quarter ended May 31, 2021. The increase of $336,912 or 23%, for the quarter ended May 31, 2022 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,444,123 for the quarter ended May 31, 2022 and $911,890 for the quarter ended May 31, 2021. The increase in net loss attributable to the Company’s shareholders of $532,233 or 58% resulted primarily from the lower revenue and the increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of May 31, 2022 and February 28, 2022:

	As at May 31, 2022	As at February 28, 2022
Cash reserves	$805,548	$461,933
Working capital	$3,515,768	$4,930,441

At May 31, 2022, we had cash and cash equivalents of $805,548, as compared to cash and cash equivalents of $461,933 at February 28, 2022. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period as explained above to ensure our cash is being used efficiently by our operations to generate revenues. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we expect to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the three months ended
	May 31, 2022	May 31, 2021
Net cash used in operating activities	$(421,968)	$(1,941,180)
Net cash used in investing activities	$—	$(4,401)
Net cash provided by financing activities	$730,000	$1,826,694
Effect of exchange rates on cash & cash equivalents	$35,583	$57,922
Net increase (decrease) in cash and cash equivalents	$343,615	$(60,965)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $1,519,212 in the three months ended May 31, 2022 compared to the three months ended May 31, 2021, primarily due to a decrease in account receivable of $887,094 (May 31, 2021: $1,415,203), decrease in prepayment and deposit of $326,836 (May 31, 2021: ($2,812,004)), decrease in other receivable of $975 (May 31, 2021: ($10,307)) and increase in accrual and other payable of $832,880 (May 31, 2011: $473,587); offset by a decrease in accounts payable of ($1,418,270) (May 31, 2021: ($170,474)).

Cash Flow used in Investing Activities

During the quarter ended May 31, 2022, investing activities decreased by $4,401 compared to quarter ended May 31, 2021.

Cash Flow provided by Financing Activities

During the quarter ended May 31, 2022, financing activities decreased by $1,096,694 compared to the quarter ended May 31, 2021.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On July 5, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On July 5, 2022, we issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.70 per share to two individuals and one entity pursuant to consulting agreements.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Principal Accounting Policies of the Notes to the Condensed Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 28, 2022.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 28, 2022.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of May 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of May 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2022, our disclosure controls and procedures were not completely effective as of May 31, 2022. Management has continued to monitor the implementation of the remediation plan described below.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2022, management concluded that material weaknesses existed in our internal control over financial reporting. Specifically, we determined that:

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended May 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $1.44 million during the three-month period ended May 31, 2022 and net losses of approximately $4.9 million, $4.3 million and $3.0 million for the years ended February 28, 2022, 2021 and 2020, respectively. At May 31, 2022 and February 28, 2022, we had an accumulated deficit of approximately $18.6 million and $17.1 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the telecommunication industry in China. The combined business revenue in the telecom sector rose 8% year on year to about USD232.43 billion in 2021, with the growth rate up 4.1 percentage point from 2020. (source: https://english.news.cn/20220201/da5fa2c2aa614d948e960e7776f84c76/c.html). For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

The audit report included in our Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. We could be delisted if we are unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

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

On May 10, 2022, we issued 5,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On May 16, 2022, we issued 20,000 shares of our common stock at a deemed price of $2.03 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On July 5, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On July 5, 2022, we issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.70 per share to two individuals and one entity pursuant to consulting agreements. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals and one entity who are all U.S. persons.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: July 15, 2022	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)