Form 10-Q
period 2022-08-31
FingerMotion, Inc.
filed 2022-10-17
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,857,260 shares of common stock outstanding as of October 12, 2022.

FINGERMOTION, INC.

FORM 10-Q

-i-

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended August 31, 2022

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2022	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,984,562	$461,933
Accounts receivable	2,777,946	4,875,149
Inventories	—	1,407
Prepayment and deposit	3,973,914	3,331,342
Other receivables	1,394,674	1,539,265
Current Assets	10,131,096	10,209,096
Non-current Assets
Equipment	22,274	26,808
Intangible assets	94,426	125,932
Right-of-use asset	207,406	5,069
Non-current Assets	324,106	157,809

TOTAL ASSETS	$10,455,202	$10,366,905

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$1,506,771	$3,588,289
Accrual and other payables	1,042,201	1,685,297
Convertible notes payable, current portion	730,000	—
Lease liability, current portion	123,413	5,069
Current Liabilities	3,402,385	5,278,655
Non-current Liabilities
Convertible notes payable, non-current portion	4,800,000	—
Lease liability, non-current portion	83,993	—
Non-current Liabilities	4,883,993	—

TOTAL LIABILITIES	$8,286,378	$5,278,655

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 42,857,260 shares and 42,627,260 issued and outstanding at August 31, 2022 and February 28, 2022 respectively	4,286	4,263

Additional paid-in capital	22,323,418	21,730,941

Additional paid-in capital - stock options	356,328	356,328

Accumulated deficit	(20,133,660)	(17,152,172)

Accumulated other comprehensive income	(391,252)	137,911

Stockholders’ equity before non-controlling interests	2,159,120	5,077,271

Non-controlling interests	9,704	10,979

TOTAL SHAREHOLDERS’ EQUITY	2,168,824	5,088,250

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,455,202	$10,366,905

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021
Revenue	$4,982,957	$5,386,914	$9,838,080	$11,383,403
Cost of revenue	(4,565,173)	(4,690,058)	(9,043,225)	(10,066,850)
Gross profit	417,784	696,856	794,855	1,316,553

Amortization & Depreciation	(13,466)	(14,402)	(27,638)	(28,823)
General & administrative expenses	(1,275,869)	(1,444,914)	(2,515,419)	(2,624,661)
Marketing Cost	(169,389)	(59,075)	(226,580)	(144,082)
Research & Development	(198,104)	(144,549)	(409,751)	(279,978)
Stock compensation expenses	(254,547)	(421,571)	(544,478)	(482,546)

Total operating expenses	(1,911,375)	(2,084,511)	(3,723,866)	(3,560,090)

Net loss from operations	(1,493,591)	(1,387,655)	(2,929,011)	(2,243,537)

Other income (expense):
Interest income	700	447	1,457	1,717
Interest expense	(89,646)	(80,247)	(104,477)	(172,813)
Exchange gain (loss)	(346)	(2,354)	(618)	(1,679)
Other income	44,788	15,192	49,886	52,189
Total other income (expense)	(44,504)	(66,962)	(53,752)	(120,586)

Net loss before income tax	$(1,538,095)	$(1,454,617)	$(2,982,763)	$(2,364,123)
Income tax expenses	—	—	—	—
Net Loss	$(1,538,095)	$(1,454,617)	$(2,982,763)	$(2,364,123)

Less: Net profit attributable to the non-controlling interest	(730)	1,147	(1,275)	3,531

Net loss attributable to the Company’s shareholders	$(1,537,365)	$(1,455,764)	$(2,981,488)	$(2,367,654)

Other comprehensive income:
Foreign currency translation adjustments	(223,793)	(87,538)	(529,163)	(27,354)
Comprehensive loss	$(1,761,158)	$(1,543,302)	$(3,510,651)	$(2,395,008)
Less: comprehensive income (loss) attributable to non-controlling interest	(318)	(167)	(407)	(3)
Comprehensive loss attributable to the Company	$(1,760,840)	$(1,543,135)	$(3,510,244)	$(2,395,005)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Loss Per Share - Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.06)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Loss Per Share - Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding - Basic	42,811,064	39,647,106	42,752,532	39,290,499
Weighted Average Common Shares Outstanding - Diluted	42,811,064	39,647,106	42,752,532	39,290,499

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

	Common Stock		Capital Paid in Excess of	Additional Paid-in Shares to be Stock	Capital-	Accumulated Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	Par Value	options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	150,000	15	435,235	—	—	—	435,250	—	435,250
Accumulated other comprehensive income	—	—	—	—	—	(305,370)	(305,370)	—	(305,370)
Net (Loss)	—	—	—	—	(1,444,123)	—	(1,444,123)	(545)	(1,444,668)

Balance at May 31, 2022	42,777,260	4,278	22,166,176	356,328	(18,596,295)	(167,459)	3,763,028	10,434	3,773,462

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	80,000	8	157,242	—	—	—	157,250	—	157,250
Accumulated other comprehensive income	—	—	—	—	—	(223,793)	(223,793)	—	(223,793)
Net (Loss)	—	—	—	—	(1,537,365)	—	(1,537,365)	(730)	(1,538,095)

Balance at August 31, 2022	42,857,260	4,286	22,323,418	356,328	(20,133,660)	(391,252)	2,159,120	9,704	2,168,824

	Common Stock		Capital Paid in Excess of	Additional Paid-in Capital- Stock	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	Par Value	options	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	86,666	9	179,990	—	—	—	179,999	—	179,999
Common stock issued for professional service	5,000	1	9,999	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	60,184	60,184	—	60,184
Net (Loss)	—	—	—	—	(911,890)	—	(911,890)	2,384	(909,506)

Balance at May 31, 2021	38,995,160	3,900	14,360,804	—	(13,120,618)	201,090	1,445,176	10,467	1,455,643

Common stock issued for cash	673,900	67	3,114,432	—	—	—	3,114,499	—	3,114,499
Common stock issued for professional service	55,000	5	259,995	—	—	—	260,000	—	260,000
Execution of convertible notes	2,477,200	248	1,940,752	—	—	—	1,941,000	—	1,941,000
Accumulated other comprehensive income	—	—	—	—	—	(87,538)	(87,538)	—	(87,538)
Net (Loss)	—	—	—	—	(1,455,764)	—	(1,455,764)	1,147	(1,454,617)

Balance at August 31, 2021	42,201,260	4,220	19,675,983	—	(14,576,382)	113,552	5,217,373	11,614	5,228,987

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31,	August 31,
	2022	2021
Net (loss)	$(2,982,763)	$(2,364,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	722,642	482,546
Amortization and depreciation	27,638	28,823
Impairment of fixed assets	1,293

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,686,094	409,212
(Increase) decrease in prepayment and deposit	(892,358)	(2,014,573)
(Increase) decrease in others receivable	14,789	(663,370)
(Increase) decrease in inventories	1,289	(1,184)
Increase (decrease) in accounts payable	(1,778,928)	(86,230)
Increase (decrease) in accrual and other payables	(585,539)	698,460
Increase (decrease) in due to lease liability	—	(3,191)
Net Cash provided by (used in) operating activities	(3,785,843)	(3,513,630)

Cash flows from investing activities
Purchase of equipment	(4,120)	(12,625)
Net cash provided by (used in) investing activities	(4,120)	(12,625)

Cash flows from financing activities
Proceed from convertible note	5,530,000	—
Execution of convertible note	—	1,941,000
Proceed from loan payable	—	(1,654,207)
Common stock issued for cash	—	3,294,498
Net cash provided by (used in) financing activities	5,530,000	3,581,291

Effect of exchange rates on cash and cash equivalents	(217,408)	(27,668)

Net change in cash	1,522,629	27,368

Cash at beginning of period	461,933	850,717

Cash at end of period	$1,984,562	$878,085

Major non-cash transactions:
Conversion of loan payables to shares	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014, under the laws of the State of Delaware. The Company then offered management and consulting services to residential and commercial real estate property owners who rent or lease their property to third-party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017, after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (“FMCL”), a Hong Kong corporation that is an information technology company which specialize in operating and publishing mobile games.

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

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of FMCL effectuated control of the post-combination Company. For accounting purposes, FMCL was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of FMCL (i.e., a capital transaction involving the issuance of shares by the Company for the shares of FMCL). Accordingly, the consolidated assets, liabilities, and results of operations of FMCL became the historical financial statements of FingerMotion, Inc. and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with FMCL beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly owned subsidiary of the Company. FMCL, a Hong Kong corporation, was formed in April 6, 2016.

On October 16, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of JiuGe Technology.

On March 7, 2019, JiuGe Technology also acquired 99% of the equity interest of Beijing XunLian (“BX”), a subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

Finger Motion Financial Company Limited was incorporated on January 24, 2020, and is 100% owned by FingerMotion, Inc. The company has been activated for the insurtech business during the last quarter of the fiscal year where the Big Data division secured its first contract and recorded revenue.

Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. was incorporated on December 23, 2020, for the purpose of venturing into mobile phone sales in China. It is 99% owned by JiuGe Technology.

On February 5, 2021, JiuGe Technology disposed of its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd which was established to venture into R&D projects.

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
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

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of August 31, 2022 and February 28, 2022:

Assets and liabilities of the VIE

	August 31, 2022	February 28, 2022
	(unaudited)
Current assets	$5,580,248	$4,503,346
Non-current assets	219,490	21,042
Total assets	$5,799,738	$4,524,388

Current liabilities	$10,298,188	$8,556,844
Non-current liabilities	83,993	—
Total liabilities	$10,382,181	$8,556,844

Assets and liabilities of the VIE’s Subsidiaries

	August 31, 2022	February 28, 2022
	(unaudited)
Current assets	$2,765,533	$5,330,206
Non-current assets	7,852	9,121
Total assets	$2,773,385	$5,339,327

Current liabilities	$1,818,069	$4,162,414
Non-current liabilities	—	—
Total liabilities	$1,818,069	$4,162,414

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Six Months Ended August 31, 2022	For the Six Months Ended August 31, 2021
	(unaudited)	(unaudited)
Revenue	$4,235,851	$1,387,156
Cost of revenue	(3,653,565)	(627,520)
Gross profit (loss)	$582,286	$759,636

Amortization and depreciation	(3,094)	(3,906)
General and administrative expenses	(1,154,029)	(1,111,044)
Marketing cost	(193,776)	(110,074)
Research & development	(209,915)	(279,978)
Total operating expenses	$(1,560,814)	$(1,505,002)

Profit (loss) from operations	$(978,528)	$(745,366)

Interest income	1,375	1,644
Other income	49,886	9,043
Total other income (expense)	$51,261	$10,687

Tax expense	—	—

Net profit (loss)	$(927,267)	$(734,679)

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Principal Accounting Policies (Continued)

Operating Result of VIE’s Subsidiaries

	For the Six Months Ended August 31, 2022	For the Six Months Ended August 31, 2021
	(unaudited)	(unaudited)
Revenue	$5,539,728	$9,864,829
Cost of revenue	(5,389,660)	(9,259,330)
Gross profit (loss)	$150,068	$605,499

Amortization and depreciation	(521)	(451)
General and administrative expenses	(200,341)	(261,123)
Marketing cost	(32,803)	(34,007)
Research & development	(43,943)	—
Total operating expenses	$(277,608)	$(295,581)

Profit (loss) from operations	$(127,540)	$309,918

Interest income	70	22
Other income	—	43,146
Total other income (expense)	$70	$43,168

Tax expense	—	—

Net profit (loss)	$(127,470)	$353,086

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
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

Certain Risks and Uncertainties

The Company relies on cloud-based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near term.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3-10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of Long-Lived Assets

The Company classifies its long-lived assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite–lived intangible assets.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy, or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and the remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion.

Accounts Receivable and Concentration of Risk

Accounts receivable, net is stated at the amount the Company expects to collect, or the net realizable value. The Company provides a provision for allowances that includes returns, allowances, and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
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

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
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

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,133,660 and $17,152,172 as at August 31, 2022 and February 28, 2022 respectively, and had a net loss of $2,929,011 and $2,243,537 for the six months ended August 31, 2022 and 2021, respectively.

The Company’s continuation as a going concern depends on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing or any similar financing. There can be no assurance that the Company can obtain additional equity or debt financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants, or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

Note 4 – Revenue

We recorded $9,838,080 and $11,383,403 in revenue, respectively, for the six months ended August 31, 2022 and 2021.

	For the six months ended
	August 31, 2022	August 31, 2021
	(unaudited)	(unaudited)
Telecommunication Products & Services	$4,326,623	$3,448,375
SMS & MMS Business	5,448,957	7,803,610
Big Data	62,500	131,418
	$9,838,080	$11,383,403

Note 5 – Equipment

At August 31, 2022 and February 28, 2022, the Company has the following amounts related to tangible assets:

	August 31, 2022	February 28, 2022
	(unaudited)
Equipment	$50,489	$62,347
Less: accumulated depreciation	(28,215)	(35,539)
Net equipment	$22,274	$26,808

No significant residual value is estimated for the equipment. Depreciation expenses for the six months ended August 31, 2022 and 2021 totaled $5,878 and $6,929, respectively.

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At August 31, 2022 and February 28, 2022, the Company has the following amounts related to intangible assets:

	August 31, 2022	February 28, 2022
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	213,504	233,167
	413,504	433,167
Less: accumulated amortization	(278,033)	(266,190)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$94,426	$125,932

No significant residual value is estimated for these intangible assets. Amortization expenses for the six months ended August 31, 2022 and 2021 totaled $21,760 and $21,894, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stock credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and our SMS & MMS business. Deposits includes payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall, and JD.com.

	August 31, 2022	February 28, 2022
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$2,336,880	$2,396,550
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,336,880	$2,396,550
Others prepayment	1,575,699	369,256
Prepayment and deposit	$3,912,579	$2,765,806

	August 31, 2022	February 28, 2022
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$61,335	$565,536
Deposit received
Net Prepaid expenses for SMS	$61,335	$565,536
Others prepayment	—	—
Prepayment and deposit	$61,335	$565,536

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2022.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	August 31, 2022	February 28, 2022
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$207,406	$5,069

Lease liability
Current lease liability	$123,413	$5,069
Non-current lease liability	83,993	—
Total lease liability	$207,406	$5,069

August 31, 2022
Remaining lease term and discount rate
Weighted-average remaining lease term	20 months
Weighted-average discount rate	2.48%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of August 31, 2022:

2023	$127,166
Thereafter	84,777
Less: imputed interest	(4,537)
$207,406

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 9 – Convertible Note Payable

A Note Payable having a Face Value of $730,000 on May 1, 2022 and accruing interest at 20% is due on April 30, 2023. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

A secured, two-year, interest-free convertible promissory note with a principal amount of $4,800,000 was issued on August 9, 2022 representing a funded amount of $4,000,000 and a coupon of 20%. The principal amount is payable commencing 180 days after the issuance in 18 consecutive monthly payments, at the option of the Company, to be made in either cash, shares of common stock of the Company, or a combination of cash and shares of the common stock of the Company. The note shall be available to be converted by the holder any time after the earlier of 6 months from the date of issuance or the date of effectiveness of the registration statement covering the applicable conversion shares into $0.0001 par value Common stock at $2.00 per share subject to adjustment as provided therein.

Note 10 – Common Stock

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

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
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

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 10 – Common Stock (Continued)

On July 5, 2022, the Company issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements.

On August 3, 2022, the Company issued 50,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at August 31, 2022, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Issued in Connection with August 2022 Offering	3,478,261	1.75
Exercised	—	—
Balance, August 31, 2022	5,324,429	$2.13

During Fiscal 2022 and Fiscal 2021, we received cash proceeds totaling $539,998 and $50,000, respectively, from the exercise of share purchase warrants.

On August 9, 2022, the Company entered into a Securities Purchase Agreement with Lind Global Fund II LP (the “Investor”), pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $4,800,000 (the “Note”) and a common stock purchase warrant (the “Warrant”) to acquire 3,478,261 shares of common stock of the Company, which is subject to reduction by 50% upon effectiveness of the registration statement covering the underlying shares.

A summary of share purchase warrants outstanding and exercisable as at August 31, 2022 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$2.00	288,500	0.13	18-Oct-22
$3.00	50,000	0.13	18-Oct-22
$3.00	1,507,668	0.37	12-Jan-23
$1.75	3,478,261	5.00	8-Aug-27
$2.13	5,324,429

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2022	February 28, 2022
Expected Risk Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

A continuity schedule of outstanding stock options as at August 31, 2022, and the changes during the three months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	4,545,500	$8.00
Granted	—	—
Cancelled/Forfeited	—	—
Expired	—	—
Balance, August 31, 2022	4,545,500	$8.00

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	August 31, 2022	February 28, 2022
Number of Options Exercised on Forfeiture Basis	—	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	—
Total Number of Shares Issued Upon Exercise of Options	—	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 10 – Common Stock (Continued)

A continuity schedule of outstanding unvested stock options at August 31, 2022, and the changes during the six months period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant Date Fair Value
Balance, February 28, 2021	—	—
Granted	4,545,500	$6.46
Vested	(909,000)	$6.46
Balance, February 28, 2022	3,636,500	$6.46
Granted	—	—
Vested	—	—
Balance, August 31, 2022	3,636,500	$6.46

As at August 31, 2022, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price is lower than the strike price.

A summary of stock options outstanding and exercisable as at August 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at August 31, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at August 31, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)
$ 7.00 to $ 9.00	4,545,500	$8.00	4.58	909,000	$8.00	4.58

	4,545,500	$8.00	4.58	909,000	$8.00	4.58

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the six months ended
	August 31, 2022	August 31, 2021
Numerator - basic and diluted
Net Loss	$(2,982,763)	$(2,364,123)
Denominator
Weighted average number of common shares outstanding — basic	42,752,532	39,290,499
Weighted average number of common shares outstanding — diluted	42,752,532	39,290,499
Loss per common share — basic	$(0.07)	$(0.06)
Loss per common share — diluted	$(0.07)	$(0.06)

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 12 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2022 and 2021.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended August 31, 2022 and 2021.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2022 and 2021 are as follows:

	For the six months ended
	August 31, 2022	August 31, 2021
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0)%	(21.0)%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0.0%	0.0%

At August 31, 2022 and February 28, 2022, the Company has a deferred tax asset of $745,372 and $1,235,861, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At August 31, 2022 and February 28, 2022, the valuation allowance was $745,372 and $1,235,861, respectively.

	August 31, 2022	February 28, 2022
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$745,372	$1,235,861
Valuation allowance	(745,372)	(1,235,861)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.
 Six months ended August 31, 2022 and 2021
Notes to the Condensed Consolidated Financial Statements

Note 13 – Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 14 – Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2022, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2022, our most recently completed year end, to August 31, 2022, and our results of operations for the six months ended August 31, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each entity. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation / Formation	Ownership Interest
Finger Motion Company Limited (1)	Hong Kong	100%
Finger Motion (CN) Global Limited (2)	Samoa	100%
Finger Motion (CN) Limited (3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	Contractually controlled
Finger Motion Financial Group Limited (7)	Samoa	100%
Finger Motion Financial Company Limited (8)	Hong Kong	100%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.(9)	PRC	Contractually controlled

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd. is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd. is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(7)	Finger Motion Financial Group Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(8)	Finger Motion Financial Company Limited is a wholly-owned subsidiary of Finger Motion Financial Group Limited.
(9)	Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

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

Value Added Product and Services

These are new product and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. The current and upcoming value-added product is the Mobile Protection programs which we plan to launch soon. In February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% own subsidiary TengLian signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. In mid-July 2022, we launched the roll out of the Mobile Device protection product with the roll out of the new mobile phones and 5G phones.

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

Results of Operations

Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021
Revenue	$4,982,957	$5,386,914
Cost of revenue	$(4,565,173)	$(4,690,058)
Total operating expenses	$(1,911,375)	$(2,084,511)
Total other income (expenses)	$(44,504)	$(66,962)
Net Loss attributable to the Company’s shareholders	$(1,537,365)	$(1,455,764)
Foreign currency translation adjustment	$(223,793)	$(87,538)
Comprehensive loss attributable to the Company	$(1,760,840)	$(1,543,135)
Basic Loss Per Share attributable to the Company	$(0.04)	$(0.04)
Diluted Loss Per Share attributable to the Company	$(0.04)	$(0.04)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021	Change (%)
Telecommunication Products & Services	$2,810,498	$1,711,295	64%
SMS & MMS Business	$2,109,959	$3,642,917	-42%
Big Data	$62,500	$32,702	91%
Total Revenue	$4,982,957	$5,386,914	-7%

We recorded $4,982,957 in revenue for the three months ended August 31, 2022, a decrease of $403,957 or 7%, compared to the three months ended August 31, 2021. This decrease resulted from a decrease in revenue of $1,532,958 from our SMS & MMS business, offset in part by an increase in revenue of $1,099,203 and $29,798 from our Telecommunication Products & Services and Big Data business, respectively. The Big Data business started recording revenue as it has recently secured a new contract with Pacific Life Re in Asia to advance to the next phase of collaboration. The recent outbreak of Covid-19 in China and the “lockdown’ in parts of China have slightly affected our operation, thus seeing a drop in the revenues. However, all operations are beginning to resume back to normal. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow especially with the recent new funding that we secured in August, we foresee a higher revenue from this business. Our SMS texting service however shown a drop as compared to the previous quarter. The current lower margin contribution from this service led to the Company redistributing our resources to other higher margin services. However, our on-going plans to secure more corporate clientele is expected to help boost our margins moving forward. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021
Telecommunication Products & Services	$2,512,626	$1,215,767
SMS & MMS Business	$2,052,547	$3,384,291
Big Data	$—	$90,000
Total Cost of Revenue	$4,565,173	$4,690,058

We recorded $4,565,173 in costs of revenue for the three months ended August 31, 2022, a decrease of $124,885 or 3%, compared to the three months ended August 31, 2021. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans, and mobile phone sales in China. To earn this revenue, we incur the cost of the product, and certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended August 31, 2022 was $417,784, a decrease of $279,072 or 40%, compared to the three months ended August 31, 2021. This decrease in gross profit resulted from lower revenue and lower margin for the period.

Amortization & Depreciation

We recorded depreciation of $13,466 for fixed assets for the three months ended August 31, 2022, a decrease of $936 or 7%, compared to the three months ended August 31, 2021. This decrease resulted from a portion of our equipment having been fully depreciated.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021
Accounting	$48,451	$57,134
Consulting	$359,708	$557,570
Entertainment	$46,385	$41,561
IT	$27,437	$22,412
Rent	$36,336	$27,010
Salaries & Wages	$479,711	$626,789
Technical Fee	$28,229	$32,522
Travelling	$34,895	$23,303
Others	$214,717	$56,613
Total G&A Expenses	$1,275,869	$1,444,914

We recorded $1,275,869 in general and administrative expenses for the three months ended August 31, 2022, a decrease of $169,045 or 12%, compared to the three months ended August 31, 2021. The reduction in general and administrative expenses was principally a result of lower consulting expenses and lower salaries and wages expenses, which was slightly offset by the increase in rent, travelling expenses and other expenses for the three months ended August 31, 2022 compared to the three months ended August 31, 2021.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021
Marketing Cost	$169,389	$59,075

We recorded $169,389 in marketing cost for the three months ended August 31, 2022 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021
Research & Development	$198,104	$144,549

We incurred fees of $198,104 in research & development for the three months ended August 31, 2022 as compared to $144,549 for the three months ended August 31, 2021. The increase of $53,555 or 37% was mainly due to higher data access and usage fees charged by telecommunications companies.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioral analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed a new agreement to advance to the next phase of collaboration with Pacific Life Re in Asia.

●	Upgrade of the analytic engine – Has enriched its algorithms with more elaborative auxiliary data, which, in conjunction with its existing information system and records, will lend transformational support and capabilities to its analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated the Company’s analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – The Company’s risk rating services platform is built on an application programming interface (API) structure that is integrated with its partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with the Company’s partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted seven patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (two other applications are still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	August 31, 2022	August 31, 2021
Share compensation expenses	$254,547	$421,571

We incurred fees of $254,547 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended August 31, 2022 as compared to $421,571 for the three months ended August 31, 2021. The decrease of $167,024 or 40% drop as compared to the three month period ended August 31, 2021 was due to less consulting services associated with the Company’s up-listing process as compared to such consulting services during the three month period ended August 31, 2021. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $1,911,375 in operating expenses for the three months ended August 31, 2022, as compared to $2,084,511 in operating expenses for the three months ended August 31, 2021. The decrease of $173,136 or 8%, for the three months ended August 31, 2022 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,537,365 for the three months ended August 31, 2022 and $1,455,764 for the three months ended August 31, 2021. The increase in net loss attributable to the Company’s shareholders of $81,601 or 6% resulted primarily from the lower revenue and gross profit as discussed above.

Six Months Ended August 31, 2022 Compared to Six Months Ended August 31, 2021

The following table sets forth our results of operations for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021
Revenue	$9,838,080	$11,383,403
Cost of revenue	$(9,043,225)	$(10,066,850)
Total operating expenses	$(3,723,866)	$(3,560,090)
Total other income (expenses)	$(53,752)	$(120,586)
Net Loss attributable to the Company’s shareholders	$(2,981,488)	$(2,367,654)
Foreign currency translation adjustment	$(529,163)	$(27,354)
Comprehensive loss attributable to the Company	$(3,510,244)	$(2,395,005)
Basic Loss Per Share attributable to the Company	$(0.07)	$(0.06)
Diluted Loss Per Share attributable to the Company	$(0.07)	$(0.06)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021	Change (%)
Telecommunication Products & Services	$4,326,623	$3,448,375	25%
SMS & MMS Business	$5,448,957	$7,803,610	-30%
Big Data	$62,500	$131,418	-52%
Total Revenue	$9,838,080	$11,383,403	-14%

We recorded $9,838,080 in revenue for the six months ended August 31, 2022, a decrease of $1,545,323 or 14%, compared to the six months ended August 31, 2021. This decrease resulted from decrease in revenue of $2,354,653 and $68,918 from our SMS & MMS business and Big Data business, respectively, offset in part by an increase in revenue of $878,248 from our Telecommunication Products & Services. The current outbreak of Covid-19 in China and the “lockdown’ in parts of China have slightly affected our operation, thus seeing the drop in the revenues. As of the date of this report, all operations are slowly moving back to pre-lockdown period. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. As we continue to develop our mobile recharge business, we expect that revenues will continue to grow. Our SMS texting service has however showed a drop as compared to last year. The current lower margin contribution from this service led to the Company redistributing our resources to other higher margin services. However, our on-going plans to secure more corporate clientele is expected to help boost our margins moving forward. We also earned revenue during the most recently completed fiscal year from our new venture on subscription plan acquisition and mobile phone sales. The Company expects and hopes that these new product offerings will continue to provide additional revenue for the Company in the future. During the first half year of the current fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our FingerMotion’s predictive model to the traditional insurance industry. In August 2022, after a successful project with Pacific Life Re in Asia, we secured a further contract to advance to the next phase of collaboration. We expect additional revenue from this division in the future.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021
Telecommunication Products & Services	$3,733,588	$2,689,970
SMS & MMS Business	$5,309,637	$7,196,880
Big Data	$—	$180,000
Total Cost of Revenue	$9,043,225	$10,066,850

We recorded $9,043,225 in costs of revenue for the six months ended August 31, 2022, a decrease of $1,023,625 or 10%, compared to the six months ended August 31, 2021. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the six months ended August 31, 2022 was $794,855, a decrease of $521,698 or 40%, compared to the six months ended August 31, 2021. This decrease in gross profit resulted from lower revenue and lower margin for the period.

Amortization & Depreciation

We recorded depreciation of $27,638 for fixed assets for the six months ended August 31, 2022, a decrease of $1,185 or 4%, compared to the six months ended August 31, 2021. This decrease resulted from a portion of our equipment have been fully depreciated.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021
Accounting	$97,828	$96,877
Consulting	$681,323	$913,413
Entertainment	$92,774	$81,068
IT	$36,528	$36,679
Rent	$69,605	$52,145
Salaries & Wages	$1,040,034	$1,215,216
Technical Fee	$51,599	$55,636
Travelling	$42,305	$50,892
Others	$403,423	$122,735
Total G&A Expenses	$2,515,419	$2,624,661

We recorded $2,515,419 in general and administrative expenses for the six months ended August 31, 2022, a decrease of $109,242 or 4%, compared to the six months ended August 31, 2021. The decrease in general and administrative expenses was primarily a result of lower consulting expenses and lower salaries and wages expenses, which was partially offset by the increase in entertainment expenses, rent and other expenses for the six months ended August 31, 2022 compared to the six months ended August 31, 2021.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021
Marketing Cost	$226,580	$144,082

We recorded $226,580 in marketing cost for the six months ended August 31, 2022 for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021
Research & Development	$409,751	$279,978

We incurred fees of $409,751 in research & development for the six months ended August 31, 2022 as compared to $279,978 for the six months ended August 31, 2021. The increase of $129,773 or 46% was mainly due to higher data access and usage fees charged by telecommunications companies.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioral analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed a new agreement to advance to the next phase of collaboration with Pacific Life Re in Asia.

●	Upgrade of the analytic engine – Has enriched its algorithms with more elaborative auxiliary data, which, in conjunction with its existing information system and records, will lend transformational support and capabilities to its analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated the Company’s analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – The Company’s risk rating services platform is built on an application programming interface (API) structure that is integrated with its partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with the Company’s partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted seven patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (two other applications are still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the six months ended
	August 31, 2022	August 31, 2021
Share compensation expenses	$544,478	$482,546

We incurred fees of $544,478 in share issuance for consultants in consideration of the services which have been provided to the company for the six months ended August 31, 2022 as compared to $482,546 for the six months ended August 31, 2021. The increase of $61,932 or 13% was due to the engagement of various consultants to the Company that were compensated with shares of the Company. The rationale is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $3,723,866 in operating expenses for the six months ended August 31, 2022, as compared to $3,560,090 in operating expenses for the six months ended August 31, 2021. The increase of $163,776 or 5%, for the six months ended August 31, 2022 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $2,981,488 for the six months ended August 31, 2022 and $2,367,654 for the six months ended August 31, 2021. The increase in net loss attributable to the Company’s shareholders of $613,834 or 26% resulted primarily from the lower revenue, lower margin and increase in total operating expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of August 31, 2022 and February 28, 2022:

	As at August 31, 2022	As at February 28, 2022
Cash reserves	$1,984,562	$461,933
Working capital	$6,728,711	$4,930,441

At August 31, 2022, we had cash and cash equivalents of $1,984,562, as compared to cash and cash equivalents of $461,933 on February 28, 2022. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk-time we make available to consumers on our portal. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period as explained above to ensure our cash is being used efficiently by our operations to generate revenues. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents, and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. On August 9, 2022, the Company secured a two-year, interest-free convertible promissory note with a principal amount of $4,800,000 representing a funded amount of $4,000,000 with a 20% coupon rate. The proceeds received were used as working capital and deposited to the telecommunication companies for prepaid inventories. The Company will continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. However, we cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

Statement of Cash flows

The following table provides a summary of cash flows for the periods presented:

	For the six months ended
	August 31, 2022	August 31, 2021
Net cash used in operating activities	$(3,785,843)	$(3,513,630)
Net cash used in investing activities	$(4,120)	$(12,625)
Net cash provided by financing activities	$5,530,000	$3,581,291
Effect of exchange rates on cash & cash equivalents	$(217,408)	$(27,668)
Net increase (decrease) in cash and cash equivalents	$1,522,629	$27,368

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $272,213 in the six months ended August 31, 2022 compared to the six months ended August 31, 2021, primarily due to an increase in prepayment and deposit of ($892,358) (August 31, 2021: ($2,014,573)), a decrease in accounts payable of ($1,778,928) (August 31, 2021: ($86,230)) and decrease in accrual and other payable of ($585,539) (August 31, 2021: $698,460); offset by a decrease in account receivable of $1,686,094 (August 31, 2021: $409,212), decrease in other receivable of $14,789 (August 31, 2021: ($663,370)) and decrease in inventories of $1,289 (August 31, 2021: ($1,184)).

Cash Flow used in Investing Activities

During the six months ended August 31, 2022, investing activities decreased by $8,505 compared to the six months ended August 31, 2021.

Cash Flow provided by Financing Activities

During the six months ended August 31, 2022, financing activities increased by $1,948,709 compared to the six months ended August 31, 2021, which was primarily due to the issuance of convertible notes.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of August 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of August 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2022, our disclosure controls and procedures were not completely effective as of August 31, 2022. Management has continued to monitor the implementation of the remediation plan described below.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $2.98 million during the six months period ended August 31, 2022 and net losses of approximately $4.9 million, $4.3 million and $3.0 million for the years ended February 28, 2022, 2021 and 2020, respectively. At August 31, 2022 and February 28, 2022, we had an accumulated deficit of approximately $20.1 million and $17.1 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the total mobile services in China. The combined business revenue in the telecom sector rose 8% year on year to about USD232.43 billion in 2021, with the growth rate up 4.1 percentage point from 2020. (source: https://english.news.cn/20220201/da5fa2c2aa614d948e960e7776f84c76/c.html). For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has advised us that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

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

If the PRC government determines that the contractual arrangements constituting part of the VIE structure do not comply with PRC regulations, or if the regulations change or are interpreted differently in the future, our shares of common stock may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of our PRC subsidiaries or the VIEs that conduct a substantial portion of our operations.

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

The PRC government may exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers.

The PRC government has made recent statements indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Any such action by the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of our securities to significantly decline or be worthless.

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

On August 26, 2022, the PCAOB singed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC to allow the PCAOB to inspect and investigate completely registered public accounting firms headquartered in China and Hong Kong, consistent with the HFCAA, and that the PCAOB will be required to reassess its determinations by the end of 2022.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2022, we issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On July 5, 2022, we issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals and one entity who are all U.S. persons.

On August 3, 2022, we issued 50,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On August 9, 2022, we issued a secured, two-year, interest free convertible promissory note in the principal amount of $4,800,000 (the “Note”) of which $4,000,000 was funded under the Note (representing the principal amount less a coupon of 20%) and a common stock purchase warrant (the “Warrant”) to acquire 3,478,261 shares of our common stock until August 9, 2027, at an exercise price of $1.75 per share, subject to adjustments as provided therein. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D or Section 4(a)(2) of the Securities Act for the issuance of the Note and the Warrant to the entity that is a U.S. person.

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

FINGERMOTION, INC.

Dated: October 17, 2022	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)