Form 10-Q
period 2022-11-30
FingerMotion, Inc.
filed 2023-01-17
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 46,316,635 shares of common stock outstanding as of January 13, 2023.

FINGERMOTION, INC.

FORM 10-Q

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended November 30, 2022

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2022	2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$11,870,526	$461,933
Accounts receivable	3,784,178	4,875,149
Inventories	—	1,407
Prepayment and deposit	4,701,668	3,331,342
Other receivables	1,229,096	1,539,265
Total Current Assets	21,585,468	10,209,096
Non-current Assets
Equipment	78,753	26,808
Intangible assets	81,647	125,932
Right-of-use asset	155,657	5,069
Total Non-current Assets	316,057	157,809

TOTAL ASSETS	$21,901,525	$10,366,905

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$1,322,620	$3,588,289
Accrual and other payables	2,700,584	1,685,297
Convertible notes payable, current portion	730,000	—
Lease liability, current portion	118,864	5,069
Total Current Liabilities	4,872,068	5,278,655
Non-current Liabilities
Convertible notes payable, non-current portion	4,800,000	—
Lease liability, non-current portion	35,471	—
Total Non-current Liabilities	4,835,471	—

TOTAL LIABILITIES	$9,707,539	$5,278,655

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 46,316,635 shares and 42,627,260 issued and outstanding at November 30, 2022 and February 28, 2022 respectively	4,632	4,263

Additional paid-in capital	35,052,222	21,730,941

Additional paid-in capital - stock options	356,328	356,328

Accumulated deficit	(22,655,652)	(17,152,172)

Accumulated other comprehensive income	(573,522)	137,911

Stockholders’ equity before non-controlling interests	12,184,008	5,077,271

Non-controlling interests	9,978	10,979

TOTAL SHAREHOLDERS’ EQUITY	12,193,986	5,088,250

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,901,525	$10,366,905

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021
Revenue	$11,402,935	$5,901,899	$21,241,015	$17,285,302
Cost of revenue	(10,544,321)	(4,934,824)	(19,587,546)	(15,001,674)

Gross profit	858,614	967,075	1,653,469	2,283,628

Amortization & Depreciation	(17,016)	(14,721)	(44,654)	(43,544)
General & administrative expenses	(1,635,800)	(1,521,114)	(4,151,219)	(4,145,775)
Marketing Cost	(64,012)	(240,299)	(290,592)	(384,381)
Research & Development	(180,158)	(158,055)	(589,909)	(438,033)
Stock compensation expenses	(823,431)	(96,891)	(1,367,909)	(579,437)

Total operating expenses	(2,720,417)	(2,031,080)	(6,444,283)	(5,591,170)

Net loss from operations	(1,861,803)	(1,064,005)	(4,790,814)	(3,307,542)

Other income (expense):
Interest income	1,791	955	3,248	2,672
Interest expense	(195,730)	—	(300,207)	(172,813)
Exchange gain (loss)	(174)	(619)	(792)	(2,298)
Other income	(465,802)	26,497	(415,916)	78,686
Total other income (expense)	(659,915)	26,833	(713,667)	(93,753)

Net loss before income tax	$(2,521,718)	$(1,037,172)	$(5,504,481)	$(3,401,295)
Income tax expenses	—	—	—	—
Net Loss	$(2,521,718)	$(1,037,172)	$(5,504,481)	$(3,401,295)

Less: Net profit attributable to the non-controlling interest	274	(553)	(1,001)	2,978

Net loss attributable to the Company’s shareholders	$(2,521,992)	$(1,036,619)	$(5,503,480)	$(3,404,273)

Other comprehensive income:
Foreign currency translation adjustments	(182,270)	85,965	(711,433)	58,611
Comprehensive loss	$(2,704,262)	$(950,654)	$(6,214,913)	$(3,345,662)
Less: comprehensive income (loss) attributable to non-controlling interest	(307)	171	(714)	168
Comprehensive loss attributable to the Company	$(2,703,955)	$(950,825)	$(6,214,199)	$(3,345,830)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.06)	$(0.02)	$(0.13)	$(0.08)
Loss Per Share - Diluted	$(0.06)	$(0.02)	$(0.13)	$(0.08)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.06)	$(0.02)	$(0.13)	$(0.08)
Loss Per Share - Diluted	$(0.06)	$(0.02)	$(0.13)	$(0.08)

Weighted Average Common Shares Outstanding - Basic	43,692,686	42,281,985	43,063,637	40,280,409
Weighted Average Common Shares Outstanding - Diluted	43,692,686	42,281,985	43,063,637	40,280,409

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

	Common Stock		Capital Paid in Excess of	Additional Paid-in Capital - Stock	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	Par Value	options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	150,000	15	435,235	—	—	—	435,250	—	435,250
Accumulated other comprehensive income	—	—	—	—	—	(305,370)	(305,370)	—	(305,370)
Net (Loss)	—	—	—	—	(1,444,123)	—	(1,444,123)	(545)	(1,444,668)

Balance at May 31, 2022	42,777,260	4,278	22,166,176	356,328	(18,596,295)	(167,459)	3,763,028	10,434	3,773,462

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	80,000	8	157,242	—	—	—	157,250	—	157,250
Accumulated other comprehensive income	—	—	—	—	—	(223,793)	(223,793)	—	(223,793)
Net (Loss)	—	—	—	—	(1,537,365)	—	(1,537,365)	(730)	(1,538,095)

Balance at August 31, 2022	42,857,260	4,286	22,323,418	356,328	(20,133,660)	(391,252)	2,159,120	9,704	2,168,824

Common stock issued for cash	3,077,500	308	12,019,692	—	—	—	12,020,000	—	12,020,000
Common stock issued for professional service	381,875	38	709,112	—	—	—	709,150	—	709,150
Accumulated other comprehensive income	—	—	—	—	—	(182,270)	(182,270)	—	(182,270)
Net (Loss)	—	—	—	—	(2,521,992)	—	(2,521,992)	274	(2,521,718)

Balance at November 30, 2022	46,316,635	4,632	35,052,222	356,328	(22,655,652)	(573,522)	12,184,008	9,978	12,193,986

	Common Stock		Capital Paid in Excess of	Additional Paid-in Capital - Stock	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	Par Value	options	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	86,666	9	179,990	—	—	—	179,999	—	179,999
Common stock issued for professional service	5,000	1	9,999	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	60,184	60,184	—	60,184
Net (Loss)	—	—	—	—	(911,890)	—	(911,890)	2,384	(909,506)

Balance at May 30, 2021	38,995,160	3,900	14,360,804	—	(13,120,618)	201,090	1,445,176	10,467	1,455,643

Common stock issued for cash	673,900	67	3,114,432	—	—	—	3,114,499	—	3,114,499
Common stock issued for professional service	55,000	5	259,995	—	—	—	260,000	—	260,000
Execution of convertible notes	2,477,200	248	1,940,752	—	—	—	1,941,000	—	1,941,000
Accumulated other comprehensive income	—	—	—	—	—	(87,538)	(87,538)	—	(87,538)
Net (Loss)	—	—	—	—	(1,455,764)	—	(1,455,764)	1,147	(1,454,617)

Balance at August 31, 2021	42,201,260	4,220	19,675,983	—	(14,576,382)	113,552	5,217,373	11,614	5,228,987

Common stock issued for cash	276,000	28	1,379,972	—	—	—	1,380,000	—	1,380,000
Common stock issued for professional service	5,000	—	10,000	—	—	—	10,000	—	10,000
Accumulated other comprehensive income	—	—	—	—	—	85,965	85,965	—	85,965
Net (Loss)	—	—	—	—	(1,036,619)	—	(1,036,619)	(553)	(1,037,172)

Balance at November 30, 2021	42,482,260	4,248	21,065,955	—	(15,613,001)	199,517	5,656,719	11,061	5,667,780

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30,	November 30,
	2022	2021
Net (loss)	$(5,504,481)	$(3,401,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	1,635,155	579,437
Amortization and depreciation	44,654	43,544
Impairment of fixed assets	1,261	—

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	555,729	760,120
(Increase) decrease in prepayment and deposit	(1,695,534)	(2,798,735)
(Increase) decrease in others receivable	141,173	(646,529)
(Increase) decrease in inventories	1,253	(14,508)
Increase (decrease) in accounts payable	(1,871,709)	(798,171)
Increase (decrease) in accrual and other payables	1,093,377	1,156,637
Increase (decrease) in due to lease liability	(1,322)	(3,191)
Net Cash provided by (used in) operating activities	(5,600,444)	(5,122,691)

Cash flows from investing activities
Purchase of equipment	(67,761)	(13,776)
Net cash provided by (used in) investing activities	(67,761)	(13,776)

Cash flows from financing activities
Proceed from convertible note	5,530,000	—
Proceed from loan payable	—	299,695
Advances from stock subscription payables	—	390,000
Common stock issued for cash	12,020,000	4,674,498
Net cash provided by (used in) financing activities	17,550,000	5,364,193

Effect of exchange rates on cash and cash equivalents	(473,202)	38,005

Net change in cash	11,408,593	265,731

Cash at beginning of period	461,933	850,717

Cash at end of period	$11,870,526	$1,116,448

Major non-cash transactions:
Conversion of loan payables to shares	$—	$1,941,000

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of November 30, 2022 and February 28, 2022:

Assets and liabilities of the VIE

	November 30, 2022	February 28, 2022
	(unaudited)
Current assets	$6,860,956	$4,503,346
Non-current assets	222,356	21,042
Total assets	$7,083,312	$4,524,388

Current liabilities	$11,613,194	$8,556,844
Non-current liabilities	35,471	—
Total liabilities	$11,648,665	$8,556,844

Assets and liabilities of the VIE’s Subsidiaries

	November 30, 2022	February 28, 2022
	(unaudited)
Current assets	$4,303,806	$5,330,206
Non-current assets	7,390	9,121
Total assets	$4,311,196	$5,339,327

Current liabilities	$3,359,261	$4,162,414
Non-current liabilities	—	—
Total liabilities	$3,359,261	$4,162,414

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the nine months Ended November 30, 2022	For the nine months Ended November 30, 2021
	(unaudited)	(unaudited)
Revenue	$11,632,351	$2,412,523
Cost of revenue	(10,492,448)	(727,879)
Gross profit (loss)	$1,139,903	$1,684,644

Amortization and depreciation	(8,626)	(5,961)
General and administrative expenses	(1,664,299)	(1,702,284)
Marketing cost	(258,256)	(321,846)
Research & development	(295,527)	(438,033)
Total operating expenses	$(2,226,708)	$(2,468,124)

Profit (loss) from operations	$(1,086,805)	$(783,480)

Interest income	3,122	2,569
Other income	64,086	13,996
Total other income (expense)	$67,208	$16,565

Tax expense	—	—

Net profit (loss)	$(1,019,597)	$(766,915)

Operating Result of VIE’s Subsidiaries

	For the nine months Ended November 30, 2022	For the nine months Ended November 30, 2021
	(unaudited)	(unaudited)
Revenue	$9,358,664	$14,741,361
Cost of revenue	(9,095,097)	(14,003,795)
Gross profit (loss)	$263,567	$737,566

Amortization and depreciation	(763)	(719)
General and administrative expenses	(269,281)	(441,202)
Marketing cost	(32,336)	(62,535)
Research & development	(61,365)	—
Total operating expenses	$(363,745)	$(504,456)

Profit (loss) from operations	$(100,178)	$233,110

Interest income	95	41
Other income	1	64,690
Total other income (expense)	$96	$64,731

Tax expense	—	—

Net profit (loss)	$(100,082)	$297,841

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $22,655,652 and $17,152,172 as at November 30, 2022 and February 28, 2022 respectively, and had a net loss of $5,504,481 and $3,401,295 for the nine months ended November 30, 2022 and 2021, respectively.

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

Note 4 - Revenue

We recorded $21,241,015 and $17,285,302 in revenue, respectively, for the nine months ended November 30, 2022 and 2021.

	For the nine months ended
	November 30, 2022	November 30, 2021
	(unaudited)	(unaudited)
Telecommunication Products & Services	$14,673,364	$6,730,108
SMS & MMS Business	6,317,651	10,423,776
Big Data	250,000	131,418
	$21,241,015	$17,285,302

Note 5 – Equipment

At November 30, 2022 and February 28, 2022, the Company has the following amounts related to tangible assets:

	November 30, 2022	February 28, 2022
	(unaudited)
Equipment	$113,310	$62,347
Less: accumulated depreciation	(34,557)	(35,539)
Net equipment	$78,753	$26,808

No significant residual value is estimated for the equipment. Depreciation expenses for the nine months ended November 30, 2022 and 2021 totaled $12,823 and $10,618, respectively.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At November 30, 2022 and February 28, 2022, the Company has the following amounts related to intangible assets:

	November 30, 2022	February 28, 2022
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	207,567	233,167
	407,567	433,167
Less: accumulated amortization	(284,875)	(266,190)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$81,647	$125,932

No significant residual value is estimated for these intangible assets. Amortization expenses for the nine months ended November 30, 2022 and 2021 totaled $31,831 and $32,926, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stock credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and our SMS & MMS business. Deposits include payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall, and JD.com.

	November 30, 2022	February 28, 2022
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$2,610,008	$2,396,550
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,610,008	$2,396,550
Others prepayment	1,470,009	369,256
Prepayment and deposit	$4,080,017	$2,765,806

	November 30, 2022	February 28, 2022
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$621,651	$565,536
Deposit received
Net Prepaid expenses for SMS	$621,651	$565,536
Others prepayment	—	—
Prepayment and deposit	$621,651	$565,536

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 8 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2022.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	November 30, 2022	February 28, 2022
Right-of-use asset	(unaudited)
Right-of-use asset, net	$155,657	$5,069

Lease liability
Current lease liability	$118,864	$5,069
Non-current lease liability	35,471	—
Total lease liability	$154,335	$5,069

Remaining lease term and discount rate	November 30, 2022
Weighted-average remaining lease term	17 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of November 30, 2022:

2023	$123,629
Thereafter	35,791
Less: imputed interest	(5,085)
Total lease liability	$154,335

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 9 - Convertible Notes Payable

A Note Payable having a Face Value of $730,000 on May 1, 2022 and accruing interest at 20% is due on April 30, 2023. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

A secured, two-year, interest-free convertible promissory note with a principal amount of $4,800,000 was issued on August 9, 2022 representing a funded amount of $4,000,000 and a coupon of 20% (the “Note”). The principal amount is payable commencing 180 days after the issuance in 18 consecutive monthly payments, at the option of the Company, to be made in either cash, shares of common stock of the Company, or a combination of cash and shares of the common stock of the Company. The note shall be available to be converted by the holder any time after the earlier of 6 months from the date of issuance or the date of effectiveness of the registration statement covering the applicable conversion shares into $0.0001 par value Common stock at $2.00 per share subject to adjustment as provided therein.

An event of default under the Note occurred on November 4, 2022 and on November 21, 2022 pursuant to section 2.1(e) of the Note in relation to the closing of our private placements of shares of common stock in the aggregate amount of 2,887,500 shares at a price of $4.00 per share for gross proceeds of $11,550,000 (the “Private Placement Proceeds”).

Section 2.2 of the Note provides for the remedies upon an event of default, which as described in the Note, the holder may at any time at its option declare the Note immediately due and payable at an amount of 110% or 120% of the outstanding principal amount (the “Mandatory Default Amount”) depending on the type of event of default. In addition, upon an event of default, subject to any applicable cure periods, the holder may (a) from time-to-time demand that all or a portion of the outstanding principal amount be converted into shares of our common stock at the lower of (i) the conversion price (currently $2.00 per share) and (ii) 80% of the average of the three (3) lowest daily VWAPs during the twenty (20) days prior to the delivery of the conversion notice, or (b) exercise or otherwise enforce any one or more of the holder’s rights, powers, privileges, remedies and interests under the Note, the Purchase Agreement, the other transaction documents or applicable law.

The Mandatory Default Amount for an event of default under Section 2.1(e) of the Note is 110% of the outstanding principal amount of the Note, which is $5,280,000. However, the holder has not declared the Mandatory Default Amount due and payable, which is the trigger for accelerating the Mandatory Default Amount to be due and payable.

In addition, section 5.7 of the Purchase Agreement provides that if we issued any equity interests, other than “Exempted Securities” (as defined in the Purchase Agreement), for aggregate proceeds to us of greater than $10,000,000 during the term of the Purchase Agreement, excluding offering costs and other expenses, unless otherwise waived in writing by and at the discretion of the holder, we will direct 25% of such proceeds from such issuance to repay the Note. We have advised the holder that the aggregate Private Placement Proceeds exceeds $10,000,000 and the holder does not seek to waive or require payment of 25% of the proceeds as repayment of the Note.

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

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

On November 16, 2021, the Company issued 218,000 shares of common stock at $2.50 per share and 700,000 shares of common stock at $0.50 per share to one individual pursuant to the conversion of promissory notes.

On November 27, 2021, the Company issued 1,500,000 shares of common stock at $0.50 per share and 59,200 shares of common stock at $5.00 per share to one individual pursuant to the conversion of promissory notes.

On October 28, 2021, the Company issued 5,000 shares of our common stock at a deemed price of $2.00 per share to one individual pursuant to a consulting agreement.

On November 5, 2021, the Company issued 276,000 shares of our common stock at price of $5.00 per share to 4 individuals.

On December 7, 2021, the Company issued 30,000 shares of our common stock at price of $3.00 per share to 2 individuals pursuant to the exercise of warrants.

On January 7, 2022, the Company issued 55,000 shares of our common stock at a deemed price of $5.00 per share to two entities pursuant to a consulting agreement.

On January 12, 2022, the company cancelled 15,000 shares of our common stock issued to 1 individual pursuant to a consulting agreement.

On February 4, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On February 7, 2022, the Company issued 70,000 shares of our common stock at price of $5.00 per share to 4 individuals

On March 7, 2022 the Company issued 5,000 shares of our common stock at a deemed price of $5.00 per share to one entity pursuant to a consulting agreement.

On March 23, 2022, the Company issued 10,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

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

On October 19, 2022, the Company issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements.

On October 19, 2022, the Company issued 20,000 shares of our common stock at a deemed price of $1.70 per share to one entity pursuant to a consulting agreement.

On October 19, 2022, the Company issued 10,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement.

On October 19, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $2.56 per share to one entity pursuant to a consulting agreement.

On October 24, 2022, the Company issued 100,000 shares of our common stock at price of $2.00 per share to 2 individuals pursuant to the exercise of warrants.

On October 24, 2022, the Company issued 70,000 shares of our common stock at price of $3.00 per share to one individual pursuant to the exercise of warrants.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 10 - Common Stock (Continued)

On November 3, 2022, the Company issued 20,000 shares of our common stock at price of $3.00 per share to 2 individuals pursuant to the exercise of warrants.

On November 3, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $1.70 per share to one entity pursuant to a consulting agreement.

On November 3, 2022, the Company issued 25,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement.

On November 3, 2022, the Company issued 200,000 shares of our common stock at a deemed price of $0.74 per share to one individual pursuant to a consulting agreement.

On November 4, 2022, the Company issued an aggregate of 1,887,500 shares of common stock at a price of $4.00 per share to eleven individuals due to the closing of its private placement at $4.00 per share for aggregate gross proceeds of $7,550,000.

In connection with the closing of the private placement on November 4, 2022, the Company issued 91,875 shares of common stock at price of $4.00 per share for a total value of $367,500 to one individual as finder’s fees.

On November 21, 2022, the Company issued 1,000,000 shares of common stock at a price of $4.00 per share to one entity due to the closing of its private placement at $4.00 per share for aggregate gross proceeds of $4,000,000.

Stock Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as of November 30, 2022, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in Connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Issued in Connection with August 2022 Offering	3,478,261	$1.75
Issued in Connection with August 2022 Offering	168,000	$1.75
Issued in Connection with September 2022 Offering	350,000	$5.00
Issued in Connection with November 2022 Offering	28,312	$8.22
Issued in Connection with November 2022 Offering	10,000	$6.70
Expired	(50,000)	$3.00
Exercised	(100,000)	$2.00
Exercised	(90,000)	$3.00
Balance, November 30, 2022	5,640,741	$2.32

During Fiscal 2022 and Fiscal 2021, we received cash proceeds totaling $539,998 and $50,000, respectively, from the exercise of stock purchase warrants.

On August 9, 2022, the Company entered into a Securities Purchase Agreement with an investor (the “Investor”), pursuant to which the Company issued to the Investor a common stock purchase warrant (the “Warrant”) to acquire 3,478,261 shares of common stock of the Company, which is subject to reduction by 50% upon effectiveness of the registration statement covering the underlying shares.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

 Stock Purchase Warrants (continued)

On October 19, 2022, the Company’s board of directors authorized a six month extension to the expiry date of the common stock purchase warrants that the Company issued on October 19, 2020 which have an expiry date of October 19, 2022 and an exercise price of $2.00 per share (the “October 2020 Warrants”). The new expiry date of the October 2020 Warrants is April 19, 2023. In addition, 50,000 stock purchase warrants at an exercise price of $3.00 per share have expired.

During the quarter ended November 30, 2022, the Company received $470,000 from the exercise of warrants for the purchase of 100,000 shares of common stock of the Company at a price of $2.00 per share from 2 individuals and the purchase of 90,000 shares of common stock of the Company at a price of $3.00 per shares from 3 individuals.

On November 29, 2022, the Company issued 168,000 common stock purchase warrants to purchase 168,000 shares of its common stock at a price of $1.75 per share until August 9, 2027 to The Benchmark Company, LLC (“Benchmark”) pursuant to a financial advisory agreement.

On November 29, 2022, the Company issued 28,312 common stock purchase warrants to purchase 28,312 shares of its common stock at a price of $8.22 per share until November 4, 2025, to Benchmark pursuant to a financial advisory agreement.

On November 29, 2022, the Company issued 10,000 common stock purchase warrants to purchase 10,000 shares of its common stock at a price of $6.70 per share until November 21, 2025, to Benchmark pursuant to a financial advisory agreement.

A summary of stock purchase warrants outstanding and exercisable as of November 30, 2022 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$2.00	188,500	0.38	19-Apr-2023
$3.00	1,417,668	0.12	13-Jan-2023
$1.75	3,646,261	4.69	9-Aug-2027
$5.00	350,000	1.80	19-Sep-2024
$8.22	28,312	2.93	4-Nov-2025
$6.70	10,000	2.98	21-Nov-2025
$2.32	5,640,741

Stock Options

On December 28, 2021, we granted an aggregate of 4,545,000 stock options pursuant to our 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

 Stock Purchase Warrants (continued)

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2022	February 28, 2022
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

A continuity schedule of outstanding stock options as of November 30, 2022, and the changes during the nine months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	4,545,000	$8.00
Granted	—	—
Cancelled/Forfeited	(974,000)	8.00
Expired	—	—
Balance, November 30, 2022	3,571,000	$8.00

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	November 30, 2022	February 28, 2022
Number of Options Exercised on Forfeiture Basis	—	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	—
Total Number of Shares Issued Upon Exercise of Options	—	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at November 30, 2022, and the changes during the nine months period, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2021	—	—
Granted	4,545,000	$6.46
Vested	(909,000)	$6.46
Balance, February 28, 2022	3,636,000	$6.46
Granted	—	—
Vested	—	—
Cancel / Forfeited	(779,200)	6.46
Balance, November 30, 2022	2,856,800	$6.46

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

As of November 30, 2022, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price is lower than the strike price.

A summary of stock options outstanding and exercisable as of November 30, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at November 30, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at November 30, 2022	Exercise Price	Weighted Average Remaining Contractual Term (Years)
$7.00 to $9.00	2,856,800	$8.00	4.08	714,200	$8.00	4.08

	2,856,800	$8.00	4.08	714,200	$8.00	4.08

Note 11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the nine months ended
	November 30, 2022	November 30, 2021
Numerator - basic and diluted
Net Loss	$(5,504,481)	$(3,401,295)
Denominator
Weighted average number of common shares outstanding —basic	43,063,637	40,280,409
Weighted average number of common shares outstanding —diluted	43,063,637	40,280,409
Loss per common share — basic	$(0.13)	$(0.08)
Loss per common share — diluted	$(0.13)	$(0.08)

Note 12 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2022 and 2021.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

Note 12 - Income Taxes (continued)

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2022 and 2021.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2022 and 2021 are as follows:

	For the nine months ended
	November 30, 2022	November 30, 2021
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At November 30, 2022 and February 28, 2022, the Company has a deferred tax asset of $1,375,870 and $1,235,861, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At November 30, 2022 and February 28, 2022, the valuation allowance was $1,375,870 and $1,235,861, respectively.

	November 30, 2022	February 28, 2022
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$1,375,870	$1,235,861
Valuation allowance	(1,375,870)	(1,235,861)
Deferred tax asset, net	$—	$—

Note 13 - Commitments and Contingencies

On August 9, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Investor, pursuant to which the Company issued to the Investor the Note in the principal amount of $4,800,000 and the Warrant to acquire 3,478,261 shares of common stock of the Company (each, a “Warrant Share”). A total of $4,000,000 was funded under the Note (representing the principal amount less a coupon of 20%). The conversion price of the Note is equal to $2.00, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price.

FINGERMOTION, INC.

Nine months ended November 30, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

An event of default under the Note occurred on November 4, 2022 and on November 21, 2022 pursuant to section 2.1(e) of the Note in relation to the closing of our private placements of shares of common stock in the aggregate amount of 2,887,500 shares at a price of $4.00 per share for gross proceeds of $11,550,000 (the “Private Placement Proceeds”).

Section 2.2 of the Note provides for the remedies upon an event of default, which as described in the Note, the holder may at any time at its option declare the Note immediately due and payable at an amount of 110% or 120% of the outstanding principal amount (the “Mandatory Default Amount”) depending on the type of event of default. In addition, upon an event of default, subject to any applicable cure periods, the holder may (a) from time-to-time demand that all or a portion of the outstanding principal amount be converted into shares of our common stock at the lower of (i) the conversion price (currently $2.00 per share) and (ii) 80% of the average of the three (3) lowest daily VWAPs during the twenty (20) days prior to the delivery of the conversion notice, or (b) exercise or otherwise enforce any one or more of the holder’s rights, powers, privileges, remedies and interests under the Note, the Purchase Agreement, the other transaction documents or applicable law.

The Mandatory Default Amount for an event of default under Section 2.1(e) of the Note is 110% of the outstanding principal amount of the Note, which is $5,280,000. However, the holder has not declared the Mandatory Default Amount due and payable, which is the trigger for accelerating the Mandatory Default Amount to be due and payable.

In addition, section 5.7 of the Purchase Agreement provides that if we issued any equity interests, other than “Exempted Securities” (as defined in the Purchase Agreement), for aggregate proceeds to us of greater than $10,000,000 during the term of the Purchase Agreement, excluding offering costs and other expenses, unless otherwise waived in writing by and at the discretion of the holder, we will direct 25% of such proceeds from such issuance to repay the Note. We have advised the holder that the aggregate Private Placement Proceeds exceeds $10,000,000 and the holder does not seek to waive or require payment of 25% of the proceeds as repayment of the Note.

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 14 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the nine months ended November 30, 2022, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2022, our most recently completed year end, to November 30, 2022, and our results of operations for the three months and nine months ended November 30, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

We are a holding company incorporated in Delaware and not an operating company incorporated in the People’s Republic of China (the “PRC” or “China”). As a holding company, we conduct a significant part of our operations through our subsidiaries and through the VIE Agreements with the VIE based in China. To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in the PRC-based companies. We own 100% of the equity of a WFOE, Shanghai JiuGe Business Management Co., Ltd., which has entered into the VIE Agreements with the VIE, which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. The VIE Agreements have not been tested in court. As a result of our use of the VIE structure, you may never directly hold equity interests the VIE. The securities offered pursuant to this prospectus are securities of the Company, the Delaware holding company, not of the VIE.

We fund the registered capital and operating expenses of the VIE by extending loans to the shareholders of the VIE. The VIE Agreements governing the relationship between the VIE and our WFOE enable us to (i) direct the activities of the VIE that most significantly impact the VIE’s economic performance, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIE to the extent permitted by Chinese laws. As a result of the VIE Agreements, the Company is considered the primary beneficiary of the VIE for accounting purposes and is able to consolidate the financial results of the VIE in its consolidated financial statements in accordance with U.S. GAAP.

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

This description of the VIE Agreements discussed above do not purport to be complete and are qualified in their entirety by reference to the terms of the VIE Agreements, which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on December 27, 2018 and are incorporated by reference herein. The English translation version of the JiuGe Technology Share Pledge Agreement was filed as Exhibit 10.6 to our Form S-1/A (Amendment No. 1) filed with the SEC on January 5, 2023, and is incorporated by reference herein.

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

This description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Cooperation Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2019 and is incorporated by reference herein.

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

As of the date of this periodic report on Form 10-Q, we and the VIE are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business licence, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

Overview

The Company is a mobile data specialist company that operates the following lines of business: (i) Telecommunications Products and Services; (ii) Value Added Product and Services; (iii) Short Message Services (“SMS”) and Multimedia Messaging Services (“MMS”); (iv) a Rich Communication Services (“RCS”) platform; (v) Big Data Insights; and (vi) a Video Game Division (inactive).

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

SMS and MMS Services

On March 7, 2019, the Company through JiuGe Technology acquired Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk SMS and MMS bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. FingerMotion’s subsidiary, Beijing Technology, retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

Rich Communication Services

In March 2020, the Company began the development of an RCS platform, also known as Messaging as a Platform (“MaaP”). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems, without having to utilize third party apps or log onto the Internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners.

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

Results of Operations

Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Revenue	$11,402,935	$5,901,899
Cost of revenue	$(10,544,321)	$(4,934,824)
Total operating expenses	$(2,720,417)	$(2,031,080)
Total other income (expenses)	$(659,915)	$26,833
Net Loss attributable to the Company’s shareholders	$(2,521,992)	$(1,036,619)
Foreign currency translation adjustment	$(182,270)	$85,965
Comprehensive loss attributable to the Company	$(2,703,955)	$(950,825)
Basic Loss Per Share attributable to the Company	$(0.06)	$(0.02)
Diluted Loss Per Share attributable to the Company	$(0.06)	$(0.02)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended		Change
	November 30, 2022	November 30, 2021	(%)
Telecommunication Products & Services	$10,346,741	$3,281,733	215%
SMS & MMS Business	$868,694	$2,620,166	-67%
Big Data	$187,500	$—	100%
Total Revenue	$11,402,935	$5,901,899	93%

We recorded $11,402,935 in revenue for the three months ended November 30, 2022, an increase of $5,501,036 or 93%, compared to the three months ended November 30, 2021. This increase resulted from an increase in revenue of $7,065,008 and $187,500 from our Telecommunication Products & Services and Big Data business, respectively, offset in part by a decrease in revenue of $1,751,472 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. An increase in this line of business was evident especially on the mobile recharge revenue as we had deployed certain funding that we had secured in the last few months to this line of business. We plan to continue to develop this mobile recharge business and expect that revenues would continue to grow when we continue to deploy more funds. In contrast, our SMS texting service has shown a drop in revenue as compared to the previous quarter. We are facing some challenges in this line of business due to the ongoing Covid outbreak in China. As for Big Data business, the revenue is ongoing with the contract secured in August 2022 with Pacific Life Re in Asia to advance to the next phase of collaboration expected to be completed by third quarter of our next financial year. The development with other re-insurance companies is in progress.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Telecommunication Products & Services	$9,668,146	$2,315,308
SMS & MMS Business	$876,175	$2,529,516
Big Data	$—	$90,000
Total Cost of Revenue	$10,544,321	$4,934,824

We recorded $10,544,321 in costs of revenue for the three months ended November 30, 2022, an increase of $5,609,497 or 114%, compared to the three months ended November 30, 2021. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans, and mobile phone sales in China. To earn this revenue, we incur the cost of the product, and certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended November 30, 2022 was $858,614, a decrease of $108,461 or 11%, compared to the three months ended November 30, 2021. This decrease in gross profit resulted from lower profit margin for the period.

Amortization & Depreciation

We recorded depreciation of $17,016 for fixed assets for the three months ended November 30, 2022, an increase of $2,295 or 16%, compared to the three months ended November 30, 2021. This increase resulted from the purchase of equipment.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Accounting	$—	$47,041
Consulting	$737,083	$556,071
Entertainment	$60,676	$53,091
IT	$12,923	$38,005
Rent	$24,897	$27,915
Salaries & Wages	$474,512	$655,589
Technical Fee	$21,653	$41,328
Travelling	$82,255	$18,712
Others	$221,801	$83,362
Total G&A Expenses	$1,635,800	$1,521,114

We recorded $1,635,800 in general and administrative expenses for the three months ended November 30, 2022, an increase of $114,686 or 8%, compared to the three months ended November 30, 2021. The increase in consulting, travelling and other expenses are principally due to the funding exercise and the Company’s promotional activities during the period.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Marketing Cost	$64,012	$240,299

We recorded $64,012 in marketing cost for the three months ended November 30, 2022, a decrease of $176,287 or 73% compared to the three months ended November 30, 2021. This decrease resulted from the product mix to meet the current market scenario which incurred less promotional activities. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Research & Development	$180,158	$158,055

We incurred fees of $180,158 in research & development for the three months ended November 30, 2022 as compared to $158,055 for the three months ended November 30, 2021. The increase of $22,103 or14% was mainly due to higher data access and usage fees charged by telecommunications companies.

Our Insurtech division focuses on consumer behavioral insights extraction for the purpose of risk assessment. Insights are mined from a multitude of data sources, harmonized with the objectives of our various business partners. The initial phase of business application is to focus on insurance industry particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioral analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed a new agreement to advance to the next phase of collaboration with Pacific Life Re in Asia.

●	Upgrade of the analytic engine – We have enriched the algorithms with more elaborative auxiliary data, which, in conjunction with the existing information system and records, will lend transformational support and capabilities to the analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated our analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – Our risk rating services platform is built on an application programming interface (API) structure that is integrated with our partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with our partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (one other applications is still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Share compensation expenses	$823,431	$96,891

We incurred fees of $823,431 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended November 30, 2022 as compared to $96,891 for the three months ended November 30, 2021. The increase of $726,540 or 750% was mainly due to more consulting and advisory services associated with the Company’s funding activities. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $2,720,417 in operating expenses for the three months ended November 30, 2022, as compared to $2,031,080 in operating expenses for the three months ended November 30, 2021. The increase of $689,337 or 34%, for the three months ended November 30, 2022 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $2,521,992 for the three months ended November 30, 2022 and $1,036,619 for the three months ended November 30, 2021. The increase in net loss attributable to the Company’s shareholders of $1,485,373 or 143% resulted primarily from the lower gross profit, increase in expenses pertaining to the funding exercise and the provision for the mandatory default amount on the Note issued on August 9, 2022.

Nine Months Ended November 30, 2022 Compared to Nine Months Ended November 30, 2021

The following table sets forth our results of operations for the periods indicated:

	For the nine months ended
	November 30, 2022	November 30, 2021
Revenue	$21,241,015	$17,285,302
Cost of revenue	$(19,587,546)	$(15,001,674)
Total operating expenses	$(6,444,283)	$(5,591,170)
Total other income (expenses)	$(713,667)	$(93,753)
Net Loss attributable to the Company’s shareholders	$(5,503,480)	$(3,404,273)
Foreign currency translation adjustment	$(711,433)	$58,611
Comprehensive loss attributable to the Company	$(6,214,199)	$(3,345,830)
Basic Loss Per Share attributable to the Company	$(0.13)	$(0.08)
Diluted Loss Per Share attributable to the Company	$(0.13)	$(0.08)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the nine months ended		Change
	November 30, 2022	November 30 2021	(%)
Telecommunication Products & Services	$14,673,364	$6,730,108	118%
SMS & MMS Business	$6,317,651	$10,423,776	-39%
Big Data	$250,000	$131,418	90%
Total Revenue	$21,241,015	$17,285,302	23%

We recorded $21,241,015 in revenue for the nine months ended November 30, 2022, an increase of $3,955,713 or 23%, compared to the nine months ended November 30, 2021. This increase resulted from an increase in revenue of $7,943,256 and $118,582 from our Telecommunication Products & Services and Big Data business, respectively, offset in part by a decrease in revenue of $4,106,125 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The increase in this line of business especially in the mobile recharge revenue was evident as we deployed certain funding that we had secured in the last few months to this line of business. We plan to continue to develop our mobile recharge business and expect that revenues would continue to grow further when we continue to deploy more funds. In contrast, our SMS texting service has shown a drop in revenue as compared to last year. We are facing some challenges in this line of business due to the ongoing Covid outbreak in China. During the first half year of the last fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. In August 2022, after a successful project with Pacific Life Re in Asia, we secured a further contract to advance to the next phase of collaboration which has contributed to the current revenue recorded.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the nine months ended
	November 30, 2022	November 30, 2021
Telecommunication Products & Services	$13,401,733	$5,005,278
SMS & MMS Business	$6,185,813	$9,726,396
Big Data	$—	$270,000
Total Cost of Revenue	$19,587,546	$15,001,674

We recorded $19,587,546 in costs of revenue for the nine months ended November 30, 2022, an increase of $4,585,872 or 31%, compared to the nine months ended November 30, 2021. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the nine months ended November 30, 2022 was $1,653,469, a decrease of $630,159 or 28%, compared to the nine months ended November 30, 2021. This decrease in gross profit resulted from lower profit margin for the period.

Amortization & Depreciation

We recorded depreciation of $44,654 for fixed assets for the nine months ended November 30, 2022, an increase of $1,110 or 3%, compared to the nine months ended November 30, 2021. This increase resulted from the purchase of equipment.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the nine months ended
	November 30, 2022	November 30, 2021
Accounting	$97,828	$143,918
Consulting	$1,418,406	$1,469,484
Entertainment	$153,450	$134,159
IT	$49,451	$74,684
Rent	$94,502	$80,060
Salaries & Wages	$1,514,546	$1,870,805
Technical Fee	$73,252	$96,964
Travelling	$124,560	$69,604
Others	$625,224	$206,097
Total G&A Expenses	$4,151,219	$4,145,775

We recorded $4,151,219 in general and administrative expenses for the nine months ended November 30, 2022, an increase of $5,444 or 0.13%, compared to the nine months ended November 30, 2021. The increased in consulting, travelling and other expenses are principally due to the funding exercise and the Company’s promotional activities during the period.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the nine months ended
	November 30, 2022	November 30, 2021
Marketing Cost	$290,592	$384,381

We recorded $290,592 in marketing cost for the nine months ended November 30, 2022, a decrease of $93,789 or 24% compared to the nine months ended November 30, 2021. This decrease resulted from the product mix to meet the current market scenario which incurred less promotional activities. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the nine months ended
	November 30, 2022	November 30, 2021
Research & Development	$589,909	$438,033

We incurred fees of $589,909 in research & development for the nine months ended November 30, 2022 as compared to $438,033 for the nine months ended November 30, 2021. The increase of $151,876 or 35% was mainly due to higher data access and usage fees charged by telecommunications companies.

Our Insurtech division focuses on consumer behavioral insights extraction for the purpose of risk assessment. Insights are mined from a multitude of data sources, harmonized with the objectives of our various business partners. The initial phase of business application is to focus on the insurance industry, particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists, and computer programmers.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioral analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed a new agreement to advance to the next phase of collaboration with Pacific Life Re in Asia.

●	Upgrade of the analytic engine – We have enriched the algorithms with more elaborative auxiliary data, which, in conjunction with the existing information system and records, will lend transformational support and capabilities to the analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated our analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – Our risk rating services platform is built on an application programming interface (API) structure that is integrated with our partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with our partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (one other applications is still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the nine months ended
	November 30, 2022	November 30, 2021
Share compensation expenses	$1,367,909	$579,437

We incurred fees of $1,367,909 in share issuance for consultants in consideration of the services which have been provided to the Company for the nine months ended November 30, 2022 as compared to $579,437 for the nine months ended November 30, 2021. The increase of $788,472 or 136% was due to more consulting services and advisor associated with the Company’s recent funding activities. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $6,444,283 in operating expenses for the nine months ended November 30, 2022, as compared to $5,591,170 in operating expenses for the nine months ended November 30, 2021. The increase of $853,113 or 15%, for the nine months ended November 30, 2022 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $5,503,480 for the nine months ended November 30, 2022 and $3,404,273 for the nine months ended November 30, 2021. The increase in net loss attributable to the Company’s shareholders of $2,099,207 or 62% resulted primarily from the lower gross profit, increase in expenses pertaining to the funding exercise and the provision for the mandatory default amount on the Note issued on August 9, 2022.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of November 30, 2022 and February 28, 2022:

	As at November 30, 2022	As at February 28, 2022
Cash reserves	$11,870,526	$461,933
Working capital	$16,713,400	$4,930,441

At November 30, 2022, we had cash and cash equivalents of $11,870,526, as compared to cash and cash equivalents of $461,933 at February 28, 2022. The increase in the cash reserves is mainly due to the recent funds that we have raised. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk time we make available to consumers on our portal. With the recent funds that we have managed to raise, we have deployed some of these funds into operations to increase our prepayments and deposits with the telecommunication companies and in return able to generate a higher revenue. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period as explained above to ensure our cash is being used efficiently by our operations to generate revenues. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents, and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

Statement of Cash flows

The following table provides a summary of cash flows for the periods presented:

	For the nine months ended
	November 30, 2022	November 30, 2021
Net cash used in operating activities	$(5,600,444)	$(5,122,691)
Net cash used in investing activities	$(67,761)	$(13,776)
Net cash provided by financing activities	$17,550,000	$5,364,193
Effect of exchange rates on cash & cash equivalents	$(473,202)	$38,005
Net increase (decrease) in cash and cash equivalents	$11,408,593	$265,731

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $477,753 in the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021, primarily due to an increase in prepayment and deposit of ($1,695,534) (November 30, 2021: ($2,798,735)), a decrease in accounts payable of ($1,871,709) (November 30, 2021: ($798,171)) and decrease in lease liability of ($1,322) (November 30, 2021: ($3,191)); offset by a decrease in account receivable of $555,729 (November 30, 2021: $760,120), decrease in other receivable of $141,173 (November 30, 2021: ($646,529)), decrease in inventories of $1,253 (November 30, 2021: ($14,508)) and an increase in accrual and other payables of $1,093,377 (November 30, 2021: $1,156,637).

Cash Flow used in Investing Activities

During the nine months ended November 30, 2022, investing activities increased by $53,985 compared to the nine months ended November 30, 2021.

Cash Flow provided by Financing Activities

During the nine months ended November 30, 2022, financing activities increased by $12,185,807 compared to the nine months ended November 30, 2021, which was primarily due to the issuance of convertible notes and the proceeds from issuance of shares of our common stock.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of November 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of November 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail in our Annual Report on Form 10-K for the year ended February 28, 2022, our disclosure controls and procedures were not completely effective as of November 30, 2022. Management has continued to monitor the implementation of the remediation plan described below.

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

Changes in Internal Control over Financial Reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $5.5 million during the nine months period ended November 30, 2022 and net losses of approximately $4.9 million, $4.3 million and $3.0 million for the years ended February 28, 2022, 2021 and 2020, respectively. At November 30, 2022 and February 28, 2022, we had an accumulated deficit of approximately $22.6 million and $17.1 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

The impact of the COVID-19 pandemic on the global economy, our operations and consumer demand for consumer goods and services remains uncertain, which could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common shares.

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

Risks Related to Our Securities

Our stock has limited liquidity.

Our common stock began trading on Nasdaq on December 28, 2021, and before that it traded on the OTCQX operated by OTC Markets Group Inc. Trading volume in our shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your shares.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other companies, particularly those that market services such as ours;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of product enhancements that reduce the need for our products;

●	departure of key personnel; and

●	changes in overall global market sentiments and economy trends.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “SOA”). The SOA requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

Until December 28, 2021, our shares of common stock were quoted on the OTCQB/QX where they were “thinly-traded”, meaning that the number of persons interested in purchasing our shares of common stock at or near bid prices at any given time was relatively small or non-existent. Since we listed on Nasdaq on December 28, 2021, the volume of our shares of common stock traded has increased, but that volume could decrease until we are thinly-traded again. That could occur due to a number of factors, including that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our shares of common stock may not develop or be sustained.

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

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of JiuGe Technology, which would have a material adverse impact on our business, financial condition and results of operations. Furthermore, if the PRC government determines that the contractual arrangements constituting part of our VIE structure do not comply with PRC regulations, or if regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of our VIE, and our shares of common stock may decline in value or become worthless.

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

The VIE Agreements have never been challenged or recognized in court for the time being, the PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

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

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

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

Recently there have been heightened tensions in international economic relations, such as the one between the United States and China. Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the PRC central government and the executive orders issued by the U.S. government in November 2020 that prohibit certain transactions with certain China-based companies and their respective subsidiaries. Rising political tensions could reduce levels of trade, investments, technological exchanges, and other economic activities between the two major economies. Such tensions between the United States and China, and any escalation thereof, may have a negative impact on the general, economic, political, and social conditions in China and, in turn, adversely impacting our business, financial condition, and results of operations. Regulations were introduced which includes but not limited to Article 177 of the PRC Securities Law which states that overseas securities regulatory authorities shall not carry out an investigation and evidence collection activities directly in China without the consent of the securities regulatory authority of the State Council and the relevant State Council department(s). It further defines that no organization or individual shall provide the documents and materials relating to securities business activities to overseas parties arbitrarily. With this regulation in force, it may result in delays by the Company to fulfill any request to provide relevant documents or materials by the regulatory authorities or in the worst-case scenario that the Company would not be able to fulfill the request if the approval from the regulatory authority of the State Council and the relevant State Council department(s) were rejected.

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

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures. Recent statements by the PRC government indicate an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission (the “CSRC”) stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

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

Recently, the Cyberspace Administration of China (the “CAC”) has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the CAC published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the telecommunications sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, on November 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which was implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

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

As an offshore holding company of our PRC subsidiary, we may (i) make loans to our PRC subsidiary and affiliated entities, (ii) make additional capital contributions to our PRC subsidiary, (iii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, and (iv) acquire offshore entities with business operations in China in an offshore transaction. However, most of these uses are subject to PRC regulations and approvals. For example:

●	loans by us to our wholly-owned subsidiary in China, which is a foreign-invested enterprise, cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange of the PRC (the “SAFE”) or its local counterparts;

●	loans by us to our affiliated entities, which are domestic PRC entities, over a certain threshold must be approved by the relevant government authorities and must also be registered with the SAFE or its local counterparts; and

●	capital contributions to our wholly-owned subsidiary must file a record with the PRC Ministry of Commerce (“MOFCOM”) or its local counterparts and shall also be limited to the difference between the registered capital and the total investment amount.

We cannot assure you that we will be able to obtain these government registrations or filings on a timely basis, or at all. If we fail to finish such registrations or filings, our ability to capitalize our PRC subsidiary’s operations may be adversely affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated a notice relating to the administration of foreign invested company of its capital contribution in foreign currency into RMB (Hui Fa [2015]19) (“Circular 19”). Although Circular 19 has fastened the administration relating to the settlement of exchange of foreign-investment, allows the foreign-invested company to settle the exchange on a voluntary basis, it still requires that the bank review the authenticity and compliance of a foreign-invested company’s settlement of exchange in previous time, and the settled in RMB converted from foreign currencies shall deposit on the foreign exchange settlement account, and shall not be used for several purposes as listed in the “negative list”. As a result, the notice may limit our ability to transfer funds to our operations in China through our PRC subsidiary, which may affect our ability to expand our business. Meanwhile, the foreign exchange policy is unpredictable in China, it shall be various with the nationwide economic pattern, the strict foreign exchange policy may have an adverse impact in our capital cash and may limit our business expansion.

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

In October 2005, the SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company (“SPV”), for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by the SAFE, which became public in June 2007 (“Notice 106”), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 30, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by the SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether the SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if the SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be subject to fines and legal sanctions by the SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On March 28, 2007, the SAFE promulgated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies (“Circular 78”). Under Circular 78, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to Circular 78. Failure to comply with these regulations may subject us or our Chinese employees to fines and legal sanctions imposed by the SAFE or other PRC government authorities and may prevent us from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act (the “FCPA”) and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we earn the majority of our revenue in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our executive officers, employees, consultants, sales agents or other representatives of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the executive officers, employees, consultants, sales agents or other representatives of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Some of our staff is not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the SOA. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the SOA. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective in September 2006 and were further amended in June 2009, requires that if an overseas company is established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the MOFCOM, rather than local regulators, for approval. In addition, the M&A Rules requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the China Securities Regulatory Commission, or CSRC, prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking the CSRC’s approval of their overseas listings.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in November 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

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

As substantially all of our operations are conducted through the VIE in China, our ability to pay dividends is primarily dependent on receiving distributions of funds from our the VIE. However, the PRC government might exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, which would likely result in a material change in our operations, even significantly limit or completely hinder our ability to offer or continue to offer securities or dividends to investors, and the value of our common stock may depreciate significantly or become worthless.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law (the “Cracking Down on Illegal Securities Activities Opinions”). The Cracking Down on Illegal Securities Activities Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision over overseas listings by China-based companies, and proposed to take measures, including promoting the construction of relevant regulatory systems to control the risks and deal with the incidents faced by China-based overseas-listed companies.

In addition, on December 24, 2021, the CSRC issued the draft Administration Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Administration Provisions”) and the draft Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Administrative Measures”), for public comments. The Draft Administration Provisions and the Draft Administrative Measures regulate overseas securities offering and listing by domestic companies in direct or indirect form. The Draft Administration Provisions specify the responsibilities of the CSRC to regulate the activities of overseas securities offering and listing by domestic companies and establish a filing-based regime. As a supporting measure to the Draft Administration Provisions, the Draft Administrative Measures, detail the determination criteria for indirect overseas listing in overseas markets. Specifically, an offering and listing shall be considered as an indirect overseas offering and listing by a domestic company if the issuer meets the following conditions: (i) the operating income, gross profit, total assets, or net assets of the domestic enterprise in the most recent fiscal year was more than 50% of the relevant line item in the issuer’s audited consolidated financial statement for that year; and (ii) senior management personnel responsible for business operations and management are mostly PRC citizens or are ordinarily resident in the PRC, or the main place of business is in the PRC or carried out in the PRC. In accordance with the Draft Administrative Measures, the issuer or its designated material domestic company, shall file with the CSRC and report the relevant information for its initial public offering.

The final version and effective date of the Draft Administration Provisions and the Draft Administrative Measures are subject to change with substantial uncertainty, which may subject us to additional compliance requirement in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Draft Administration Provisions and the Draft Administrative Measures on a timely manner. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation.

Furthermore, it is uncertain when and whether we will be required to obtain permission or approval from the PRC government to offer securities to list on U.S. exchanges or the execution of the VIE Agreement in the future, however, our operations are conducted through the VIE in PRC, and our ability to pay dividends is primarily dependent on receiving distributions of funds from the VIE, if we do not obtain or maintain any of the permissions or approvals which may be required in the future by the PRC government for the operation of the VIE or the execution of the VIE Agreements, our operations and financial conditions could be adversely affected, even significantly limit or completely hinder our ability to offer or continue to offer securities or dividends to investors and cause the value of our securities to significantly decline or become worthless.

The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board (the “PCAOB”) and as such, our investors are deprived of the benefits of such inspection. We could be delisted if we are unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act (the “HFCAA”).

As a public company with securities listed on Nasdaq, we are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong and PRC, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the PRC authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of access to the PCAOB inspection in the PRC prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor based in the PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections.

On December 18, 2020, the HFCAA was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of Hong Kong and the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, and therefore our auditors are not currently inspected by the PCAOB.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before the Company’s securities may be delisted or prohibited from trading.

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

On December 2, 2021, SEC has announced the adoption of amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the adopting release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA. The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 30, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 30, 2022.

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in our Annual Report on Form 10-K for the years ended February 28, 2022 and 2021, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. Our auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in PRC prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, our common stocks may be delisted.

In June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa) and, as a result, we will be required to comply with the submission or disclosure requirements in our annual report covering the fiscal year ending February 28, 2023. If we are so identified for another two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States the earliest in early 2024. If the AHFCAA is passed by the U.S. House of Representatives and signed into law, such prohibition would take effect the earliest in early 2023.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, the Statement of Protocol is only a first step. Uncertainties still exist as to whether and how this new Statement of Protocol will be implemented. Notwithstanding the signing of the Statement of Protocol, if the PCAOB cannot make a determination that it is able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, trading of our securities will still be prohibited under the HFCAA and Nasdaq will determine to delist our securities. Therefore, there is no assurance that the Statement of Protocol will relieve us from the delisting risk under the HFCAA.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on November 6, 2020, the President’s Working Group on Financial Markets issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

On November 26, 2022, the PCAOB singed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC to allow the PCAOB to inspect and investigate completely registered public accounting firms headquartered in China and Hong Kong, consistent with the HFCAA, and that the PCAOB will be required to reassess its determinations by the end of 2022.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2022, the Company issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals and one entity who are all U.S. persons.

On October 19, 2022, the Company issued 20,000 shares of our common stock at a deemed price of $1.70 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On October 19, 2022, the Company issued 10,000 shares of our common stock at a deemed price of $3.66 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On October 19, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $2.56 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On October 24, 2022, the Company issued 100,000 shares of our common stock at price of $2.00 per share to 2 individuals pursuant to the exercise of warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the 50,000 shares to one individual who is a U.S. person. In addition, we relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the 50,000 shares to the one individual who is a non-U.S. person.

On October 24, 2022, the Company issued 70,000 shares of our common stock at price of $3.00 per share to one individual pursuant to the exercise of warrants. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the shares to the individual who is a non-U.S. person.

On November 3, 2022, the Company issued 20,000 shares of our common stock at price of $3.00 per share to 2 individuals pursuant to the exercise of warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the 10,000 shares to one individual who is a U.S. person. In addition, we relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the 10,000 shares to the one individual who is a non-U.S. person.

On November 3, 2022, the Company issued 5,000 shares of our common stock at a deemed price of $1.70 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On November 3, 2022, the Company issued 25,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On November 3, 2022, the Company issued 200,000 shares of our common stock at a deemed price of $0.74 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On November 4, 2022, we issued an aggregate of 1,887,500 shares of common stock at a price of $4.00 per share to eleven individuals due to the closing of our private placement at $4.00 per share for aggregate gross proceeds of $7,550,000. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the shares to the eleven individuals who were non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside the United States.

On November 4, 2022, we issued 91,875 shares of common stock at a price of $4.00 per share for a total value of $367,500 to one individual as finder’s fees. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the shares to the individual who is a non-U.S. person.

On November 21, 2022, we issued 1,000,000 shares of common stock at a price of $4.00 per share to one entity due to the closing of our private placement at $4.00 per share for aggregate gross proceeds of $4,000,000. We relied upon the exemption from registration under the Securities Act, provided by Rule 506(b) of Regulation D or Section 4(a)(2) under the Securities Act for the issuance of the shares to the one entity, which is a U.S. person.

On November 29, 2022, we issued 168,000 common stock purchase warrants to purchase 168,000 shares of our common stock at a price of $1.75 per share until August 9, 2027, to one entity pursuant to a financial advisory agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity which is a U.S. person.

On November 29, 2022, we issued 28,312 common stock purchase warrants to purchase 28,312 shares of our common stock at a price of $8.22 per share until November 4, 2025, to one entity pursuant to a financial advisory agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity which is a U.S. person.

On November 29, 2022, we issued 10,000 common stock purchase warrants to purchase 10,000 shares of our common stock at a price of $6.70 per share until November 21, 2025, to one entity pursuant to a financial advisory agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity which is a U.S. person.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Previously disclosed on a Current Report on Form 8-K filed with the SEC on November 22, 2022.

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

FINGERMOTION, INC.

Dated: January 17, 2023	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)