Form 10-K
period 2023-02-28
FingerMotion, Inc.
filed 2023-05-30
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2023

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-41187

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

111 Somerset Road

Level 3, Singapore 238164

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction or an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.93 on August 31, 2022) was approximately $25,121,402.

The registrant had 51,988,030 common shares outstanding as of May 22, 2023.

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

INTRODUCTORY COMMENTS

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct a significant part of our operations through our subsidiaries and through contractual arrangements with a variable interest entity (“VIE”) based in the People’s Republic of China (“PRC” or “China”). To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in Chinese-based companies. We own 100% of the equity of a wholly foreign owned enterprise (“WFOE”), which has entered into contractual arrangements with the VIE (the “VIE Agreements”), which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. The VIE Agreements have not been tested in court. For a description of the VIE structure and our contractual arrangements with the VIE, see “Business – Corporate Information – VIE Agreements”. As a result of our use of the VIE structure, you may never directly hold equity interests in the VIE.

Because we do not directly hold an equity interest in the VIE, which has never been challenged or recognized in court for the time being, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the contractual arrangements among the WFOE, the VIE and the shareholder of the VIE. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations, and the value of our common stock may depreciate significantly or become worthless. See “Risk Factors—Risks Related to the VIE Agreements” and “Risk Factors—Risks Related to Doing Business in China”.

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result, these risks could result in a material change in our operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer our securities to investors. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of VIEs, data security and anti-monopoly concerns. As of the date of this Annual Report on Form 10-K, our Company and subsidiaries and the VIE have not been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfill filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

Also on February 17, 2023, the CSRC also held a press conference for the release of the Overseas Listing Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that the domestic companies that have already been listed overseas on or before the effective date of the Overseas Listing Trial Measures (March 31, 2023) shall be deemed as “stock enterprises”. Stock enterprises are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC when subsequent matters such as refinancing are involved.

As of the date of this Annual Report on Form 10-K, our Company and subsidiaries and the VIE have not received any inquiry, notice, warning or sanctions from the CSRC or any other Chinese governmental authorities relating to securities listings, although it seems we may have to file with the CSRC with respect to a new offering of our securities. However, since these statements and regulatory actions, including the Overseas Listing Trial Measures, are newly published it is uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange. See “Risk Factors— Risks Related to Doing Business in China”.

As of the date of this Annual Report on Form 10-K, none of our subsidiaries or any of the consolidated VIE have made any dividends or distributions to our Company. Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we will rely, in part, on payments made from the VIE to our WFOE in accordance with the VIE Agreements and dividends and other distributions on equity from our WFOE to the Company. Our ability to settle amounts owed under the VIE Agreements is subject to certain restrictions and limitations. Under the VIE Agreements, the VIE is obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. However, such payments are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax. In addition, current Chinese regulations permit our WFOE to pay dividends to its shareholders only out of registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its stockholder are subject to a Chinese withholding tax of as much as 10%. The Chinese government also imposes controls on the conversion of Renminbi (“RMB”) into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock.

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

Our WFOE’s ability to distribute dividends is based upon its distributable earnings. PRC legal restrictions permit payments of dividends by our WFOE only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Our WFOE is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reach 50% of our register capital. Current Chinese regulations permit our WFOE to pay dividends to its shareholder only out of its registered capital amount, if any, as determined in accordance with PRC accounting standards and regulations. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its shareholder are subject to a Chinese withholding tax of as much as 10%. Remittance of dividends by our WFOE out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or the SAFE. For risks relating to the fund flows of our operations in China, see “Risk Factors – Risks Related to Doing Business in China.”

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

For us to pay dividends to our shareholders, we will rely on payments made from the VIE to our WFOE in accordance with the VIE Agreements, and the distribution of payments from the WFOE to the Delaware holding company as dividends. Certain payments from the VIE to the WFOE pursuant to the VIE Agreements are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

Our Company’s Ability to Settle Amounts Owed under the VIE Agreements

We transfer cash to our wholly-owned Hong Kong subsidiary, by making capital contributions or providing loans, and our Hong Kong Subsidiary transfers cash to the WFOE in China by making capital contributions. Because we control the VIE through contractual arrangements, we are unable to make direct capital contributions to the VIE and its subsidiaries.

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

The VIE may transfer cash to our WFOE by paying service fees according to the consulting services agreement.

Effect of Holding Foreign Companies Accountable Act and Related SEC Rules.

On December 16, 2021, Public Company Accounting Oversight Board (“PCAOB”) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (“HFCAA”). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in our Annual Report on Form 10-K for the years ended February 28, 2023 and 2022 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB previously determined that the PCAOB is unable to conduct inspections or investigate auditors. However, on December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vote to vacate its previous determinations. Should the PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Under the HFCAA (as amended by the Consolidated Appropriations Act, 2023), our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could results in our common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was enacted under the Consolidated Appropriations Act, 2023, as further described below.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, the Statement of Protocol is only a first step. Uncertainties still exists as to whether and how this new Statement of Protocol will be implemented. Notwithstanding the signing of the Statement of Protocol, if the PCAOB cannot make a determination that it is able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, trading of our securities will still be prohibited under the HFCAA and Nasdaq will determine to delist our securities. Therefore, there is no assurance that the Statement of Protocol will relieve us from the delisting risks under the HFCAA.

On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located.

In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, our common stocks may be delisted. The delisting of our shares of common stock (“Common Shares”), or the threat of the Common Shares being delisted, may materially and adversely affect the value of your investment.

In June 2022, we were identified on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov.hfcaa) and, as a results we are required to comply with the submission or disclosure requirements in this Annual Report on Form 10-K for our fiscal year ending February 28, 2023. If we are so identified for two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States the earliest in early 2024.

PART I

ITEM 1. BUSINESS

Company Overview

The Company is a mobile data specialist company incorporated in Delaware, USA, with its head office located at 111 Somerset Road, Level 3, Singapore 238164. The Company operates the following lines of business: (i) Telecommunications Products and Services; (ii) Value Added Products and Services (iii) Short Message Services (“SMS”) and Multimedia Messaging Services (“MMS”); (iv) a Rich Communication Services (“RCS”) platform; (v) Big Data Insights; and (vi) a Video Games Division (inactive).

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

We conduct our mobile payment business through Shanghai JiuGe Technology Co., Ltd. (“JiuGe Techology”), our contractually controlled affiliate through the entry into the VIE Agreements in October 2018. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019 FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo (“PDD”), TMall (“TMALL”) and JD.Com. The Company is planning to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition to that, we have been assigned as one of China’s Mobile’s loyalty redemption partner where we will be providing the services for their customers via our platform.

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

Our principal executive offices are located at 111 Somerset Road, Level 3, Singapore 238164, and our telephone number at that address is (347) 349-5339.

We are a holding company incorporated in Delaware and not an operating company incorporated in the People’s Republic of China (the “PRC” or “China”). As a holding company, we conduct a significant part of our operations through our subsidiaries and through the VIE Agreements with the VIE based in China. The following diagram depicts our corporate structure:

FingerMotion, Inc.
100%
100%
100%
Finger Motion Company Limited (Hong Kong)
Finger Motion (CN) Global Limited (Samoa)
Finger Motion Financial Group Limited (Samoa)
100%
100%
Finger Motion (CN) Limited (Hong Kong)
Finger Motion Financial Company Limited (Hong Kong)
100%
Shanghai JiuGe Business Management Co., Ltd. (PRC)
Shanghai JiuGe Information Technology Co., Ltd. (PRC)
(contractually controlled)
99%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. (PRC)
99%
Beijing XunLian Technology Co., Ltd. (PRC)

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our subsidiaries or the VIE, and will be dependent upon contributions from our subsidiaries and the VIE to finance our cash flow needs. Our subsidiaries and the VIE are currently not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission (the “CSRC”), or Cybersecurity Administration Committee (the “CAC”), to operate or to issue securities to foreign investors. However, as of March 31, 2023, pursuant to the Overseas Listing Trial Measures promulgated by the CSRC, we may have to file with the CSRC with respect to a new offering of our securities. The business of our subsidiaries and the VIE until now are not subject to cybersecurity review with the CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions, including the Overseas Listing Trial Measures, are new, it is uncertain what potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

To operate, the VIE and Beijing XunLian TianXia Technology Co., Ltd. are required to obtain, and have obtained, a value-added telecommunications business licence from PRC authorities. In connection with our previous issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this Annual Report on Form 10-K, we, our PRC subsidiaries and the VIE, (i) are not required to obtain permissions from the CSRC except that as of March 31, 2023 we may have to file with the CSRC with respect to a new offering of our securities, (ii) are not required to go through cybersecurity review by the CAC, and (iii) have received or were not denied such requisite permissions by any PRC authority. If we, our subsidiaries or the VIE (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be subject to government enforcement actions, investigations, penalties, sanctions and fines imposed by the CSRC, the CAC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiary may be ordered to suspend and its business qualifications and licences may be revoked.

To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in the PRC-based companies. We own 100% of the equity of a WFOE, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), which has entered into the VIE Agreements with the VIE, which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. The VIE Agreements have not been tested in court. As a result of our use of the VIE structure, you may never directly hold equity interests the VIE. Any securities that we offer will be securities of the Company, the Delaware holding company, not of the VIE.

We fund the registered capital and operating expenses of the VIE by extending loans to the shareholders of the VIE. The VIE Agreements governing the relationship between the VIE and our WFOE enable us to (i) direct the activities of the VIE that most significantly impact the VIE’s economic performance, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIE to the extent permitted by Chinese laws. As a result of the VIE Agreements, the Company is considered the primary beneficiary of the VIE for accounting purposes and is able to consolidate the financial results of the VIE in its consolidated financial statements in accordance with U.S. GAAP. As a result, investors in our Common Shares are not purchasing an equity interest in the VIE but instead are purchasing equity interest in FingerMotion, Inc., a Delaware holding company.

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

The VIE Agreements included:

●	a consulting services agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology (the “JiuGe Technology Consulting Services Agreement”). This agreement was duly signed among the WFOE and the VIE. Under this agreement, the WFOE will provide the following services to the VIE on an exclusive basis: (i) providing a comprehensive solution for all technical issues required for the VIE’s business; (ii) providing training to the professional technicians of the VIE; (iii) assisting the VIE in collecting technical and commercial information and conducting market surveys; (iv) assisting the VIE in procuring business opportunities to obtain contracts awarded by the telecom carries in China and maintaining the commercial relationship with the telecom carries; (v) introducing clients to the VIE and assisting the VIE in developing commercial and cooperative relationship with the clients; (vi) providing suggestions and opinions on establishment and improvement of the VIE’s corporate structure, management system and departmental organization; (vii) assisting the VIE in formulating annual business plans, the draft of which shall be made available to WFOE by the VIE prior to the end of November each year; (viii) granting license to the VIE to use WFOE’s intellectual property necessary for the services; and (ix) providing other consulting and technical services at the request of the VIE. The VIE will pay to the WFOE service fees equivalent to the after-tax net profits distributable by the VIE to its shareholder each year, as set forth in the audited financial statements in accordance with the PRC accounting standards, ensuring all the distributable profits of the VIE will be dispatched to the WFOE. The VIE may not assign any of its rights and obligations under the JiuGe Technology Consulting Services Agreement without prior written consent of the WFOE. This agreement ensures that the WFOE and investors will be able to legally obtain the profits of the VIE, and transfer them to the WFOE more conveniently in the form of “service fee”;

●	a loan agreement through which JiuGe Management grants a loan to the Legal Representative of JiuGe Technology for the purpose of capital contribution (the “JiuGe Technology Loan Agreement”). This agreement was duly signed between the WFOE and Ms. Li Li. Under this agreement, the WFOE loaned RMB 10,000,000 to Ms. Li Li, as the sole shareholder of the VIE, solely for the purpose of the capital contribution of the subscribed capital of the VIE. The WFOE has the right to convert the whole or any part of the outstanding principal amount into the equity interests in the VIE and may demand repayment of any or all of the principal amount/ As security for performance and discharge of Ms. Li Li’s obligations under the JiuGe Technology Loan Agreement, Ms. Li Li pledged 100% equity interests in the VIE, representing the entire registered capital of the VIE, by way of first-ranking security to the WFOE. This agreement could constrain Ms. Li Li to cooperate with WFOE’s instructions and avoid damaging the rights and interests of the WFOE and investors;

●	a power of attorney agreement under which the owner of JiuGe Technology has vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s) (the “JiuGe Technology Power of Attorney Agreement”). The Power of Attorney Agrement was duly issued by Ms. LI Li to the WFOE. Under the the JiuGe Technology Power of Attorney Agreement, the WFOE is the exclusive agent who may exercise, at WFOE’s sole discretion, all the rights and powers in respect of all the 100% equity interests held by Ms. Li Li in the VIE on Ms. LI Li’s behalf, including without limitation to propose to convene, attend and vote at the shareholder’s meeting of the VIE. Ms. Li Li cannot assign her rights and obligations under the JiuGe Technology Power of Attorney Agreement without prior written consent of the WFOE and the WFOE will bear its own costs, expenses and fees in connection with performance of the JiuGe Technology Power of Attorney Agreement. This agreement ensures that the WFOE can replace Ms. LI Li in the operation and management of the VIE, and controlling its assets;

●	a call option agreement under which the owner of JiuGe Technology has granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party (the “JiuGe Technology Call Option Agreement”). This agreement was duly signed by and among Ms. Li Li, the WFOE and the VIE. Under this agreement, the WFOE has an exclusive, irrevocable and unconditional option to purchase or to designate a third party to purchase 100% equity interests of the VIE at RMB one (1) yuan or the lowest amount of consideration permitted under the laws of PRC at any time, giving the WFOE a sole discretion to exercise such option at any time and in any manner as permitted by the laws of PRC. Pursuant to the JiuGe Technology Call Option Agreement, Ms. Li Li may not, without prior written consent of the WFOE: (i) transfer or dispose of the equity interests in the VIE or the assets of the VIE in any manner; (ii) create any encumbrance of any kind over the equity interests in the VIE, other than the VIE Agreements; and (iii) resolve to or procure the VIE to: (a) change its registered capital; (b) amend its articles of association; (c) change any of its shareholders; (d) appoint, remove or replace its senior management; (e) make or receive investment of any kind or merge or consolidate with any entity; (f) change information filed at the competent authorities in the PRC; (g) make any lending or borrowing or provide security of any kind; (h) pay, make or declare any dividend, charge, fee or other distribution of any kind; (i) incure, create or permit to subsist or have any outstanding financial indebtedness; (j) enter into any agreements that conflict with the JiuGe Technology Call Option Agreement; or (k) do any acts that would adversely impair the VIE’s ability to perform the obligations under the VIE Agreements. Neither Ms. Li Li nor the VIE may assign any of its rights and obligations under the agreement without the prior written consent of WFOE or unilaterally terminate the agreement. This agreement is one of the guarantees for WFOE and investors to ensure that the VIE will not have any potential equity changes that endanger the rights and interests of WFOE and investors; and

●	a share pledge agreement under which the owner of JiuGe Technology has pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the JiuGe Technology Consulting Services Agreement (the “JiuGe Technology Share Pledge Agreement”). This agreement was duly signed among Ms. Li Li, the WFOE and the VIE. Under this agreement, all the equity interests of the VIE held by Ms. Li Li were pledged to the WFOE, giving the WFOE a right to exercise the share pledge where Ms. Li Li or the VIE violates the VIE Agreements. This measure under this agreement will result in the equity of the VIE being locked, making it impossible for any third party to legally obtain the equity of the VIE without the prior consent of the WFOE.

Our PRC counsel has reviewed these agreements and believes that all the VIE Agreements were duly signed and are not in violation of applicable laws of PRC. We are of the opinion that the VIE Agreements are valid and giving the WFOE a full control over the VIE in respect of the current and effective PRC laws and regulations. However, the VIE Agreements have never been challenged or recognized in court for the time being, and the PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations compared with direct ownership, there may be less effective in controlling through the VIE structure.

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

Acquisition of Beijing Technology

On March 7, 2019, the Company through JiuGe Technology acquired Beijing Technology, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. Through Beijing Technology, the Company entered into the business of mass SMS text message service as a compliment to its mobile payment and recharge business. The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Currently, the Company’s SMS integrated platform is processing more than 150 million SMS text messages per month. Beijing Technology retains a license from the Ministry of Industry and Information Technology to operate SMS and MMS business in the PRC. Similar to the mobile recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including to assist the Company’s clients to fulfill the government guidelines, until the SMS messages have been delivered successfully.

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

As of the date of this periodic report on Form 10-K, we and the VIE are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business licence, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

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

The Company has completed the development of the RCS platform and it is ready to be commercialized:

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

The Company anticipates development of Sapientus in three key stages:

1	2	3
INITIALIZATION	EXPANSION	INTEGRATION
MAJOR FOCUS AREAS		
Branding, data accumulation and model refinement	Insurance product design and sales (ideally through affiliated business units)	Deepening and broadening insights to extend reach beyond insurance (i.e. general financial related products)
MAIN REVENUE SOURCES		
Customized rating services (design bespoke to specific partners)	Commissions & profit share (via targeted marketing and preferred risk selection)	Universal rating services (common platform for industry adoption)
KEY CLIENTS & PARTNERS		
(Re)insurers	(Re)insurers, internal (FM) business units	(Re)insurers, internal (FM) business units, external ecosystem partners (e.g. ecommerce)
12-18 months	18-36 months	36 months +

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

Stage 3: Integration

As Sapientus matures, the Company enters the integration stage. Behavioral dynamics can prove to be very versatile in supporting many possibilities beyond insurance. Having accumulated more diverse data and insights enriches the Company’s rating perspective, enabling it to offer a universal rating platform that can be commonly adopted across the industry. The Company’s platform can be readily integrated with other systems, helping the Company extend reach beyond insurance applications. For example, the Company’s generalized rating system can help conduct smart underwriting for financial loans or craft out consumer behaviors and risk propensities to inform ecommerce business decisions. The Company’s platform can be used standalone as an independent rating tool, as well as offered as part of an integrated system, joining forces with various ecosystem partners on data access, customer relationships, advanced analytics, product and service capabilities. Types of value that can be realized through ecosystems include:

■	Friction reduction: Creating a one-stop shop or interface for consumers by removing the hassle of switching among multiple providers;

■	Network effects: Generating synergy value for stakeholders by pooling and sharing information and resources to serve common needs; and

■	Data integration: Mining and analyzing available data, applying learnings to deliver convenience and tangible benefits to customers.

Growth Strategy

The Company’s growth strategy is a multi-pronged approach, continually asking “What’s next?” and consisting of the following:

■	Enhancing PigeonHoles Integration System and the SMS Integrated System. Maintaining a stable and robust platform is expected to give the Company the flexibility to manage new product offering and packages in order to increase revenue. This will be the key critical success factor for the Company’s expansion plans.

■	Expanding customer base. Along with the stability of the Company’s platform and its ability to access working capital, the Company’s growth will be based on increasing its market share through expanding its base in its current geographic regions of operations and through expanding its presence into other regions. The Company’s offerings can be targeted to a wider group of customers, which should improve overall revenue.

■	New Product line expansion. The Company plans to constantly increase its product offerings from its telco partners by designing new packages and offerings in order to differentiate the Company from its competition. New product line and services are expected to be introduced progressively to be offered to the end users via the telco delivery channels. This is expected to expand our revenue base.

■	Enhancing values. The Company intends to continue to build brand loyalty and enhance its customer service to ensure customer retention and repeat sales.

■	Diversification. Breaking away from the Company’s core and traditional business, the Company is moving into the insurance technology (“insurtech”) space with Sapientus and the Company’s big data analytics arm. The Company intends to continue to explore opportunities in the financial technology services (“fintech”), healthcare and advertising industries.

■	Focusing on strength and investing in talent. The Company intends to continue to build the strongest team in all of its various businesses. The Company intends to also continue to build its core values to enhance and differentiate its support and services to ensure it is able to stand out from its competitors.

Sales and Marketing

■	The Company’s sales and marketing efforts are focused on promoting brand awareness of its JiuGe telecommunication stores currently operating on most major e-commerce and social media platforms in China.

■	The Company is continuously planning, in cooperation with its telco partners, seasonal and targeted marketing events in different provinces and cities.

■	Since the inception of JiuGe Technology in 2018, the Company has secured contracts and agreements to work with nine (9) online stores and twenty (20) business partners. The Company’s strategy is to expand into the entire China region and to reach out to a wider base of customers and users that can benefit from the Company’s product offerings.

■	The Company’s new agreement with China Mobile on the loyalty redemption business is a step towards the Company’s customer retention strategy that is expected to also enable it to cross-sell additional products and offerings from the Company.

■	The Company intends to continue to focus on, and expand, its roster of corporate clients to improve sales in its SMS business, and intends to focus on expanding into different industries.

Research & Development

■	RCS Platform - As a leader in the 5G ecosystem in China, the Company is developing the RCS platform to strengthen its first-mover advantage in MaaP (Messaging as a Platform). This messaging platform enables businesses and brands to communicate and service their customers on 5G infrastructure, delivering a more efficient, more cost efficient, and more robust user experience. This should open up a new marketing channel for the Company’s current and prospective business partners.

■	Big Data Insights - Beginning in January 2019, the Company has continuously researched industry reports and compiled data published by researchers and have incorporated its findings into its Sapientus data blocks. By integrating with external data sources, the Company’s R&D departments can develop innovative insurtech and fintech products to the Company’s re-insurance and financial services companies and partners.

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

The Company has registered the following patents:

Patent Registration Number	Region	Title	Inventors	Applicant	Status as of the date of this Annual Report
2019SR0439119	Shanghai, China	PigeonHoles Integration System (1)	Shanghai JiuGe Business Management Co. Ltd	Shanghai JiuGe Business Management Co. Ltd	Obtained

2020SR0741902	Shanghai, China	SMS Integrated System(2)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0792227	China	JiuGe Customer Profiling Software V1.0.0 (3)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0772385	China	JiuGe TELCO Big Data Software V1.0.0 (4)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0809253	China	JiuGe Risk Assessment System Software V1.0.0 (5)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0860695	China	JiuGe Internet Big Data Software V1.0.0 (6)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0867792	China	JiuGe Mobile Digital Precision Marketing Software V1.0.0 (7)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2021SR2129368	China	JiuGe Risk Query API and UI Design V1.0.0 (8)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2021SR1773860	China	JiuGe Insurance Anti-Fraud System Design V1.0.0 (9)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2022SR1343393	China	JiuGe Insurance Client Medical Behavior Assessment System V1.0.0 (10)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2023SR0092476	China	JiuGe Insurance Client Financial Rating System V1.0.0 (11)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

Notes:

(1)	PigeonHoles Integration System is the Company’s proprietary universal exchange platform which provides seamless integration between telecommunication operators and online stores servicing PRC’s customers.

(2)	The Company’s SMS Integrated System provides a robust back-end control panel for corporate partners to access and manage their own messaging settings. Corporate partners can upload a list of targeted members, compose text or multimedia messages and define broadcasting settings.

(3)	Patent based on JiuGe’s big data analysis and commercialization of consumer’s profile

(4)	Patent based on JiuGe’s big data analysis for telecommunication products and services

(5)	Patent based on JiuGe’s big data analysis on risk assessment system

(6)	Patent based on JiuGe’s big data analysis for online product.

(7)	Patent based on JiuGe’s big data analysis for online digital contents on mobile

(8)	Patent based on JiuGe’s big data analysis for Risk Query API and UI designs

(9)	Patent based on JiuGe’s big data analysis for Insurance Anti-Fraud System Design

(10)	Patent based on JiuGe’s big data analysis for Insurance Client Medical Behavior Assessment System

(11)	Patent based on JiuGe’s big data analysis for Insurance Client Financial Rating System

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

Employees

As of February 28, 2023, we had 59 total employees, of whom all were full time. We have approximately 49 employees in China, 4 employees in Malaysia, 2 employees in Hong Kong, 1 employee in Taiwan, 2 employees in USA and 1 employee in Canada. We believe that we enjoy good relations with our employees.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $7.5 million, $4.9 million and $4.3 million for the years ended February 28, 2023, 2022 and 2021, respectively. As of February 28, 2023, we had an accumulated deficit of $24.7 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely effected.

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

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely effected.

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

Our concentration of earnings from two telecommunications companies may have a material adverse effect on our financial condition and results of operations.

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

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely effect our reputation, brand, business, financial condition and results of operations.

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

Systems failures and resulting interruptions in the availability of our platform or offerings could adversely effect our business, financial condition and results of operations.

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

We have not experienced any system failures or other events or conditions that have interrupted the availability or reduced or effected the speed or functionality of our offerings. These events, were they to occur in the future, could adversely affect our business, reputation, results of operations and financial condition.

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

We may be subject to claims, lawsuits, government investigations and other proceedings that may adversely effect our business, financial condition and results of operations.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our products or our acquisitions, securities issuances or business practices. The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely effect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

We may require additional funding to support our business.

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the total variety of mobile services provided in China. The combined business revenue in the telecom sector rose 8% year on year to about USD232.43 billion in 2021, with the growth rate up 4.1 percentage point from 2020. (source: https://english.news.cn/20220201/da5fa2c2aa614d948e960e7776f84c76/c.html). For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely effected.

Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain a public profile and the number of competitors in our market increases, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely effect our business, financial condition and results of operations.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely effect our business, financial condition and results of operations.

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

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely effect the market price of our common stock

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock, which could depress the price of our shares of common stock.

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

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of JiuGe Technology, which would have a material adverse impact on our business, financial condition and results of operations. Furthermore, if the PRC government determines that the contractual arrangements constituting part of our VIE structure do not comply with PRC regulations, or if regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of our VIE, and our Common Shares may decline in value or become worthless.

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

Shareholders of JiuGe Technology have potential conflicts of interest with our Company which may adversely effect our business.

Li Li is the legal representative and general manager, and also a shareholder of JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely effected.

We rely on the approval certificates and business license held by JiuGe Management and any deterioration of the relationship between JiuGe Management and JiuGe Technology could materially and adversely effect our business operations.

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

If JiuGe Management exercises the purchase option it holds over JiuGe Technology’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely effect our financial position.

Under the VIE Agreements, JiuGe Technology’s shareholders have granted JiuGe Management an option for the maximum period of time permitted by law to purchase all of the equity interest in JiuGe Technology at a price equal to one dollar or the lowest applicable price allowable by PRC laws and regulations. As JiuGe Technology is already our contractually controlled affiliate, JiuGe Management’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely effect our financial position.

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

Recent statements by the PRC government indicate an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. On February 17, 2023, the CSRC promulgated Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfill filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

Also on February 17, 2023, the CSRC also held a press conference for the release of the Overseas Listing Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that the domestic companies that have already been listed overseas on or before the effective date of the Overseas Listing Trial Measures (March 31, 2023) shall be deemed as “stock enterprises”. Stock enterprises are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC when subsequent matters such as refinancing are involved.

If we offer new securities in the future, we may have to file with the CSRC, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of our securities to significantly decline or be worthless.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the CSRC stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially effect our business.

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

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely effect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

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

Fluctuations in exchange rates could adversely effect our business and the value of our securities.

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

We cannot assure you that we will be able to obtain these government registrations or filings on a timely basis, or at all. If we fail to finish such registrations or filings, our ability to capitalize our PRC subsidiary’s operations may be adversely effected, which could adversely effect our liquidity and our ability to fund and expand our business.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely effect us.

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

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether the SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if the SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely effect our business and prospects.

We may be subject to fines and legal sanctions by the SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On March 28, 2007, the SAFE promulgated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies (“Circular 78”). Under Circular 78, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to Circular 78. Failure to comply with these regulations may subject us or our Chinese employees to fines and legal sanctions imposed by the SAFE or other PRC government authorities and may prevent us from further granting options under our share incentive plans to our employees. Such events could adversely effect our business operations.

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

We are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we earn the majority of our revenue in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our executive officers, employees, consultants, sales agents or other representatives of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the executive officers, employees, consultants, sales agents or other representatives of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively effect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

If the MOFCOM, the CSRC and/or other PRC regulatory agencies subsequently determine that the approvals from the MOFCOM and/or CSRC and/or other PRC regulatory agencies were required, our PRC business could be challenged, and we may need to apply for a remedial approval and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the conversion and remittance of our funds in foreign currencies into the PRC, or take other actions that could materially and adversely effect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

As substantially all of our operations are conducted through the VIE in China, our ability to pay dividends is primarily dependent on receiving distributions of funds from the VIE. However, the PRC government might exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, which would likely result in a material change in our operations, even significantly limit or completely hinder our ability to offer or continue to offer securities or dividends to investors, and the value of our common stock may depreciate significantly or become worthless.

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

On February 17, 2023, the CSRC promulgated the Overseas Listing Trial Measures and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfill filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

Also on February 17, 2023, the CSRC also held a press conference for the release of the Overseas Listing Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that the domestic companies that have already been listed overseas on or before the effective date of the Overseas Listing Trial Measures (March 31, 2023) shall be deemed as “stock enterprises”. Stock enterprises are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC when subsequent matters such as refinancing are involved.

Due to the Overseas Listing Trial Measures, we may have to file with the CSRC with respect to an offering of new securities, which may subject us to additional compliance requirements in the future and we cannot assure you that we will be able to get the clearance from the CSRC for any offering of new securities on a timely manner. Any failure of us to comply with the new Overseas Listing Trial Measures may significantly limit or completely hinder our ability to offer or continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation.

Furthermore, it is uncertain when and whether we will be able to obtain permission or approval from the CSRC or the PRC government to offer securities to list on U.S. exchanges or the execution of a VIE Agreement in the future. However, our operations are conducted through the VIE in PRC, and our ability to pay dividends is primarily dependent on receiving distributions of funds from the VIE, if we do not obtain or maintain any of the permissions or approvals which may be required in the future by the PRC government for the operation of the VIE or the execution of VIE Agreements, our operations and financial conditions could be adversely effected, even significantly limit or completely hinder our ability to offer or continue to offer securities or dividends to investors and cause the value of our securities to significantly decline or become worthless.

The audit report included in this Annual Report is prepared by an auditor who is currently being inspected by the PCAOB. However, if PCAOB inspection is not able to be completed or completed in a timely manner, we could be delisted if we are unable to meet the PCAOB inspection requirements established by the HFCAA.

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

On June 22, 2021, the U.S. Senate passed the AHFCAA which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before the Company’s securities may be delisted or prohibited from trading.

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

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in our Annual Report on Form 10-K for the years ended February 28, 2023 and 2022, was issued by CZD CPA, an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB previously determined that the PCAOB is unable to conduct inspections or investigate auditors. However, on December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations. Should the PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

In June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa) and, as a result, we will be required to comply with the submission or disclosure requirements in our annual report covering the fiscal year ending February 28, 2023. If we are so identified for another two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States the earliest in early 2024

Under the HFCAA (as amended by the Consolidated Appropriations Act, 2023), our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our common stock being delisted. On June 22, 2021, the U.S. Senate passed the AHFCAA, which was enacted under the Consolidated Appropriations Act, 2023, as further described below.

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

On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located.

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

The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in PRC could cause investor uncertainty for affected SEC registrants, including us, and the market price of our common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditor in the next two years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading on Nasdaq Capital Market either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 111 Somerset Road, Level 3, Singapore, 238164. We do not own any real property.

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

There are no matters as of February 28, 2023 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

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

Quarter Ended	High Bid	Low Bid
February 28, 2023	$4.66	$1.39
November 30, 2022	$9.79	$0.62
August 31, 2022	$2.30	$0.83
May 31, 2022	$2.99	$1.24
February 28, 2022	$9.25	$2.03
November 30, 2021	$7.24	$4.00
August 31, 2021	$8.00	$3.22
May 31, 2021	$13.80	$7.00
February 28, 2021	$12.00	$10.50

On May 22, 2023, the last reported sale price of our common stock on the Nasdaq Capital Market was $1.40 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of May 22, 2023, there were approximately 306 holders of record of our common stock as reported by our transfer agent, VStock Transfer, LLC, which does not include shareholders whose shares are held in street or nominee names.

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

Recent Sales of Unregistered Securities

Year Ended February 28, 2023

On January 19, 2023, we issued 5,000 shares of our common stock at a deemed price of $1.70 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On January 19, 2023, we issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the two individuals and one entity who are all U.S. persons.

On January 19, 2023, we issued 125,000 shares of our common stock at a deemed price of $1.44 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On January 19, 2023, we issued 16,313 shares of our common stock at a deemed price of $6.13 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On January 19, 2023, we issued 40,000 shares of our common stock at a deemed price of $4.13 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On February 7, 2023, we issued 1,721,766 shares of common stock at price of $1.75 per share to our primary lender pursuant to the cashless exercise of warrants issued to our primary lender on August 9, 2022. We relied upon the exemption from the registration requirements under the U.S. Securities Act, provided by Section 3(a)(9) of the U.S. Securities Act with respect to the issuance of the shares.

On February 7, 2023, we issued 25,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On February 15, 2023, we issued 500,000 shares of common stock at price of $2.00 per share to our primary lender pursuant to the conversion of $1,000,000 of principal amount of the convertible promissory note (the “Note”) issued to our primary lender on August 9, 2022. We relied upon the exemption from the registration requirements under the U.S. Securities Act, provided by Section 3(a)(9) of the U.S. Securities Act with respect to the issuance of the shares.

On February 22, 2023, we issued 500,000 shares of common stock at price of $2.00 per share to our primary lender pursuant to the conversion of $1,000,000 of principal amount of the Note issued to our primary lender on August 9, 2022. We relied upon the exemption from the registration requirements under the U.S. Securities Act, provided by Section 3(a)(9) of the U.S. Securities Act with respect to the issuance of the shares.

On February 28, 2023, we issued 150,000 shares of our common stock at a deemed price of $0.74 per share to one individual pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual who is a U.S. person.

On February 28, 2023, we issued 7,500 shares of our common stock at a deemed price of $1.85 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On February 28, 2023, we issued 125,000 common stock purchase warrants to acquire 125,000 shares of common stock at a price of $5.00 per share until October 1, 2024, to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the warrants to the entity which is a U.S. person.

All of the other sales of unregistered securities during the fiscal year ended February 28, 2023 have been previously reported.

Subsequent to the Year Ended February 28, 2023

On March 17, 2023, we issued 2,465,816 shares of common stock at price of $0.863 per share to our primary lender pursuant to the conversion of $2,128,000 of principal amount of the Note issued to our primary lender on August 9, 2022. We relied upon the exemption from the registration requirements under the U.S. Securities Act, provided by Section 3(a)(9) of the U.S. Securities Act with respect to the issuance of the shares.

On April 18, 2023, we issued 20,000 shares of common stock at a price of $3.00 per share pursuant to the exercise of warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the 20,000 shares to the individual who is a non-U.S. person.

On April 24, 2023, we issued 70,000 shares of our common stock at a deemed price of $1.64 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 28, 2023.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended February 28, 2023, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended February 28, 2023	Year Ended February 28, 2022
Revenue	$34,054,205	$22,927,415
Cost of revenue	$(31,735,735)	$(20,113,294)
Gross profit	$2,318,470	$2,814,121
Total operating expenses	$(8,984,535)	$(7,681,356)
Net loss attributable to the Company’s shareholders	$(7,539,142)	$(4,943,444)
Comprehensive loss attributable to the Company	$(8,068,212)	$(4,946,696)
Net Loss Per Share attributable to the Company - Basic	$(0.17)	$(0.12)
Net Loss Per Share attributable to the Company - Diluted	$(0.17)	$(0.12)
Weighted Average Number of Common Shares Outstanding (basic)	44,014,060	40,840,413
Weighted Average Number of Common Shares Outstanding (diluted)	44,014,060	40,840,413

BALANCE SHEET DATA	As at February 28, 2023	As at February 28, 2022
Working Capital	$15,229,331	$4,930,441
Total Assets	$17,547,124	$10,366,905
Accumulated Deficit	$(24,691,314)	$(17,152,172)
Shareholders’ Equity	$12,972,300	$5,088,250

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 28, 2023, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 28, 2023 and February 28, 2022 and our financial condition as at February 28, 2023 and February 28, 2022, with a particular emphasis on fiscal 2023, our most recently completed fiscal year.

Overview

The Company is a mobile data specialist company that operates the following lines of business: (i) Telecommunications Products and Services; (ii) Value Added Product and Services; (iii) SMS and MMS; (iv) a RCS platform; (v) Big Data Insights; and (vi) a Video Game Division (inactive).

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

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Cooperation Agreement with China Unicom’s Yunnan subsidiary. Under the Cooperation Agreement, JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the service it provides under the Cooperation Agreement, JiuGe Technology receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature with yearly auto-renewal terms, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

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

SMS and MMS Services

On March 7, 2019, the Company through JiuGe Technology acquired Beijing Technology, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk SMS and MMS bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. FingerMotion’s subsidiary, Beijing Technology, retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

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

Recent Developments

On or around October 2022, our contractually controlled subsidiary, JiuGe Technology signed a cooperation agreement with Suning.com to expand our reach to the China market. Sunning.com is a portal that primarily caters to consumers shopping for home appliances, consumer electronics, health, and beauty products.

On or around December 2022, our contractually controlled subsidiary, JiuGe Technology and Munich Re, a large global reinsurer, have set the stage for extension of their ongoing behavioral research and analytic studies into commercial implementation in the China market. Through a proprietary behaviour intelligence system developed by “Sapientus”, the analytic innovation development arm of FingerMotion, the companies will bring forward their jointly developed model algorithms and analytic insights for productionized applications and wider market adoption.

On or about April 6, 2023, we eliminated our remaining convertible debt with our primary lender as a result of conversions by the primary lender and payment by us to the primary lender.

On April 28, 2023, we repaid in full the US$730,000 convertible note that was issued in favor of Dr. Liew Yow Ming on May 1, 2022.

Results of Operations

Year Ended February 28, 2023 Compared to Year Ended February 28, 2022

The following table sets forth our results of operations for the fiscal years ended February 28, 2023 and February 28, 2022:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Revenue	$34,054,205	$22,927,415
Cost of revenue	$(31,735,735)	$(20,113,294)
Total operating expenses	$(8,984,535)	$(7,681,356)
Total other income (expenses)	$(872,772)	$(73,313)
Net Loss attributable to the Company’s shareholders	$(7,539,142)	$(4,943,444)
Foreign currency translation adjustment	$(529,603)	$(2,995)
Comprehensive loss attributable to the Company	$(8,068,212)	$(4,946,696)
Basic Loss Per Share attributable to the Company	(0.17)	(0.12)
Diluted Loss Per Share attributable to the Company	(0.17)	(0.12)

Revenues

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Year Ended February 28, 2023	Year Ended February 28, 2022	Change (%)
Telecommunication Products & Services	$27,006,978	$8,657,277	212%
SMS & MMS Business	$6,609,727	$14,138,720	-53%
Big Data	$437,500	$131,418	233%
Total Revenue	$34,054,205	$22,927,415	49%

We recorded $34,054,205 in revenue for the year ended February 28, 2023, an increase of $11,126,790 or 49%, compared to the year ended February 28, 2022. This increase resulted from an increase in revenue of $18,349,701 and $306,082 from our Telecommunication Products & Services and Big Data business, respectively, offset in part by a decrease in revenue of $7,528,993 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The increase in this line of business especially in the mobile recharge revenue was evident as we deployed certain funding that we had secured in the last few months to this line of business. We plan to continue to develop our mobile recharge business and expect that revenues would continue to grow further when we continue to deploy more funds. In contrast, our SMS texting service has shown a drop in revenue as compared to last year. We are facing some challenges in this line of business due to the ongoing Covid outbreak in China. During the first half year of the last fiscal year, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. In August 2022, after a successful project with Pacific Life Re in Asia, we secured a further contract to advance to the next phase of collaboration which has contributed to the current revenue recorded.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Telecommunication Products & Services	$25,327,090	$6,517,568
SMS & MMS Business	$6,408,645	$13,235,726
Big Data	$—	$360,000
Total Cost of Revenue	$31,735,735	$20,113,294

We recorded $31,735,735 in costs of revenue for the year ended February 28, 2023, an increase of $11,622,441 or 58%, compared to the year ended February 28, 2022. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the year ended February 28, 2023 was $2,318,470, a decrease of $495,651 or 18%, compared to the year ended February 28, 2022. This decrease in gross profit resulted from lower profit margin for the period. The gross profit margin for the fiscal year ended February 28, 2023 is 6.80% compared to a gross margin of 12.27% for the fiscal year ended February 28, 2022.

Amortization & Depreciation

We recorded depreciation of $63,103 for fixed assets for the year ended February 28, 2023, an increase of $5,209 or 9%, compared to the year ended February 28, 2022. This increase resulted from the purchase of equipment.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Accounting	$124,409	$195,948
Consulting	$1,997,178	$2,022,397
Entertainment	$224,954	$212,584
IT	$68,099	$101,470
Rent	$134,742	$111,690
Salaries & Wages	$1,980,125	$2,116,307
Technical Fee	$97,526	$127,487
Travelling	$211,734	$103,405
Others	$836,346	$289,294
Total G&A Expenses	$5,675,113	$5,280,582

We recorded $5,675,113 in general and administrative expenses for the year ended February 28, 2023, an increase of $394,531 or 7%, compared to the year ended February 28, 2022. The increased in travelling and other expenses are principally due to the funding exercise and the Company’s promotional activities during the period.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Marketing Cost	$430,291	$641,917

We recorded $430,291 in marketing cost for the year ended February 28, 2023, a decrease $211,626 or 33% compared to the year ended February 28, 2022. This decrease resulted from the product mix to meet the current market scenario which incurred less promotional activities. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Research & Development – Big Data	$797,549	$923,387

We recorded $797,549 in research & development for the year ended February 28, 2023, as compared to $923,387 for the year ended February 28, 2022. The decrease of $125,838 or 14% was due to the savings from data access and usage fee charged by telecommunications company.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioral analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed a new agreement to advance to the next phase of collaboration with Pacific Life Re in Asia.

●	Upgrade of the analytic engine – We have enriched the algorithms with more elaborative auxiliary data, which, in conjunction with the existing information system and records, will lend transformational support and capabilities to the analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated our analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – Our risk rating services platform is built on an application programming interface (API) structure that is integrated with our partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with our partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (one other applications is still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Share compensation expenses	$2,018,479	$777,576

We incurred fees of $2,018,479 in share issuance for consultants in consideration of the services which have been provided to the company for the year ended February 28, 2023 as compared to $777,576 for the year ended February 28, 2022. The increase of $1,240,903 or 160% was due to more consulting services and advisor associated with the Company’s recent funding activities. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $8,984,535 in operating expenses for the year ended February 28, 2023 as compared to $7,681,356 in operating expenses for the year ended February 28, 2022. The increase of $1,303,179 or 17% for the year ended February 28, 2023 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $7,539,142 for the year ended February 28, 2023 and $4,943,444 for the year ended February 28, 2022. The increase in net loss attributable to the Company’s shareholders of $2,595,698 or 53% resulted primarily from the lower gross profit, increase in expenses pertaining to the funding exercise, interest expenses, provision for the mandatory default amount and exercise of warrants from our primary lender on the Note issued on August 9, 2022.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 28, 2023 and February 28, 2022:

	As at February 28, 2023	As at February 28, 2022
Cash reserves	$9,240,241	$461,933
Working capital	$15,229,331	$4,930,441

At February 28, 2023, we had cash and cash equivalents of $9,240,241as compared to cash and cash equivalents of $461,933 at February 28, 2022. The increase in the cash reserves is mainly due to the recent funds that we have raised. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk time we make available to consumers on our portal. With the recent funds that we have managed to raise, we have deployed some of these funds into operations to increase our prepayments and deposits with the telecommunication companies and in return able to generate a higher revenue. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period as explained above to ensure our cash is being used efficiently by our operations to generate revenues. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents, and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $12,020,000 through the sale of shares of our common stock in private placement transactions exempt from the registration requirements of the Securities Act during the year ended February 28, 2023.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Net cash used in operating activities	$(8,614,133)	$(5,847,862)
Net cash used in investing activities	$(74,817)	$(26,072)
Net cash provided by financing activities	$17,343,333	$5,414,194
Effect of exchange rates on cash & cash equivalents	$123,925	$70,956
Net increase (decrease) in cash and cash equivalents	$8,778,308	$(388,784)

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $2,766,271 in the year ended February 28, 2023 compared to the year ended February 28, 2022, primarily due to increase in prepayment and deposit of ($1,074,983) (2022: ($2,684,965)), increase in other receivable of ($1,872,266) (2022: ($32,545)), decrease in accounts payable of ($3,237,152) (2022: $1,114,653), decrease in accrual and other payables of ($527,489) (2022: $639,107) and decrease in lease liability of ($2,212) (2022: ($3,191)) offset by a decrease in accounts receivable of $3,100,387 (2022: ($775,837)) and increase in inventories of $1,280 (2021:($6)).

Cash Flow used in Investing Activities

During the year ended February 28, 2023, investing activities increased by $48,745 compared to the year ended February 28, 2022. The increase resulted from the purchase of equipment.

Cash Flow provided by Financing Activities

 During the year ended February 28, 2023, financing activities provided cash of $17,343,333 compared to $5,414,194 during the year ended February 28, 2022. The increase of $11,929,139 in the year ended February 28, 2023 was primarily due to the issuance of convertible notes and the proceeds from issuance of shares of our common stock.

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

Outstanding Share Data

At May 22, 2023, we have 51,988,030 issued and outstanding shares of common stock.

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

For the year ended February 28, 2023

(Expressed in U.S. Dollars)

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 28, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
May 30, 2023
We have served as the Company’s auditor since 2017

PCAOB ID # 2769

FingerMotion, Inc.
Consolidated Balance Sheets

	February 28,	February 28,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$9,240,241	$461,933
Accounts receivable	1,334,884	4,875,149
Inventories	—	1,407
Prepayment and deposit	4,139,061	3,331,342
Other receivables	2,551,665	1,539,265
Total Current Assets	17,265,851	10,209,096
Non-current Assets
Equipment	78,098	26,808
Intangible assets	73,066	125,932
Right-of-use asset	130,109	5,069
Total Non-current Assets	281,273	157,809

TOTAL ASSETS	$17,547,124	$10,366,905

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$27,371	$3,588,289
Accrual and other payables	1,096,225	1,685,297
Stock subscription payables	60,000	—
Convertible notes payable, current portion	730,000	—
Lease liability, current portion	122,924	5,069
Total Current Liabilities	2,036,520	5,278,655
Non-current Liabilities
Convertible notes payable, non-current portion	2,533,333	—
Lease liability, non-current portion	4,971	—
Total Non-current Liabilities	2,538,304	—

TOTAL LIABILITIES	$4,574,824	$5,278,655

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 49,432,214 shares and 42,627,260 issued and outstanding at February 28, 2023 and February 28, 2022 respectively	4,943	4,263

Additional paid-in capital	37,406,415	21,730,941

Additional paid-in capital - stock options	632,664	356,328

Accumulated deficit	(24,691,314)	(17,152,172)

Accumulated other comprehensive income	(391,692)	137,911

Stockholders’ equity before non-controlling interests	12,961,016	5,077,271

Non-controlling interests	11,284	10,979

TOTAL SHAREHOLDERS’ EQUITY	12,972,300	5,088,250

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,547,124	$10,366,905

FingerMotion, Inc.
Consolidated Statements of Operations

	Year Ended
	February 28,	February 28,
	2023	2022
Revenue	$34,054,205	$22,927,415
Cost of revenue	(31,735,735)	(20,113,294)

Gross profit	2,318,470	2,814,121

Amortization & depreciation	(63,103)	(57,894)
General & administrative expenses	(5,675,113)	(5,280,582)
Marketing cost	(430,291)	(641,917)
Research & development	(797,549)	(923,387)
Stock compensation expenses	(2,018,479)	(777,576)

Total operating expenses	(8,984,535)	(7,681,356)

Net loss from operations	(6,666,065)	(4,867,235)

Other income (expense):
Interest income	52,015	21,150
Interest expense	(566,083)	(170,141)
Exchange rate gain (loss)	(776)	(2,021)
Other income	(357,928)	77,699
Total other income (expense)	(872,772)	(73,313)

Net Loss before income tax	$(7,538,837)	$(4,940,548)
Income tax expenses	—	—
Net Loss	$(7,538,837)	$(4,940,548)

Less: Net profit attributable to the non-controlling interest	305	2,896

Net loss attributable to the Company’s shareholders	$(7,539,142)	$(4,943,444)

Other comprehensive income:
Foreign currency translation adjustments	(529,603)	(2,995)
Comprehensive loss	$(8,068,745)	$(4,946,439)
Less: comprehensive income (loss) attributable to non-controlling interest	(533)	257
Comprehensive loss attributable to the Company	$(8,068,212)	$(4,946,696)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.17)	$(0.12)
Loss Per Share - Diluted	$(0.17)	$(0.12)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.17)	$(0.12)
Loss Per Share - Diluted	$(0.17)	$(0.12)

Weighted Average Common Shares Outstanding - Basic	44,014,060	40,840,413
Weighted Average Common Shares Outstanding - Diluted	44,014,060	40,840,413

FingerMotion, Inc.
Consolidated Statement of Shareholders’ Equity

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	3,077,500	308	12,019,692	—	—	—	12,020,000	—	12,020,000
Common stock issued for professional service	1,005,688	100	1,971,989	—	—	—	1,972,089	—	1,972,089
Execution of convertible notes	1,000,000	100	1,572,661	—	—	—	1,572,761	—	1,572,761
Cashless exercise of warrants	1,721,766	172	111,132	—	—	—	111,304	—	111,304
Additional paid-in capital - stock options	—	—	—	276,336	—	—	276,336	—	276,336
Accumulated other comprehensive income	—	—	—	—	—	(529,603)	(529,603)	—	(529,603)
Net (Loss)	—	—	—	—	(7,539,142)	—	(7,539,142)	305	(7,538,837)

Balance at February 28, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2021	38,903,494	3,890	14,170,815	—	(12,208,728)	140,906	2,106,883	8,083	2,114,966

Common stock issued for cash	1,136,566	114	5,114,385	—	—	—	5,114,499	—	5,114,499
Common stock issued for professional service	125,000	13	579,987	—	—	—	580,000	—	580,000
Execution of convertible notes	2,477,200	248	1,940,752	—	—	—	1,941,000	—	1,941,000
Stock subscribed / (cancelled)	(15,000)	(2)	(74,998)	—	—	—	(75,000)	—	(75,000)
Additional paid-in capital - stock options	—	—	—	356,328	—	—	356,328	—	356,328
Accumulated other comprehensive income	—	—	—	—	—	(2,995)	(2,995)	—	(2,995)
Net (Loss)	—	—	—	—	(4,943,444)	—	(4,943,444)	2,896	(4,940,548)

Balance at February 28, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

FingerMotion, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 28,
	2023	2022
Net (loss)	$(7,538,837)	$(4,940,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	2,361,475	777,576
Amortization and depreciation	63,103	57,894
Impairment of fixed assets	1,257	—
Cashless exercise of warrants	111,304	—

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,100,387	(775,837)
(Increase) decrease in prepayment and deposit	(1,074,983)	(2,684,965)
(Increase) decrease in other receivable	(1,872,266)	(32,545)
(Increase) decrease in inventories	1,280	(6)
Increase (decrease) in accounts payable	(3,237,152)	1,114,653
Increase (decrease) in accrual and other payables	(527,489)	639,107
Increase (decrease) in due to lease liability	(2,212)	(3,191)
Net Cash provided by (used in) operating activities	(8,614,133)	(5,847,862)

Cash flows from investing activities
Purchase of equipment	(74,817)	(14,394)
Purchase of intangible assets	—	(11,678)
Net cash provided by (used in) investing activities	(74,817)	(26,072)

Cash flows from financing activities
Proceed form convertible notes	5,530,000	—
Proceed form loan payable	—	299,695
Repayment of convertible notes	(266,667)	—
Advances from stock subscription payable	60,000	—
Common stock issued for cash	12,020,000	5,114,499
Net cash provided by (used in) financing activities	17,343,333	5,414,194

Effect of exchange rates on cash and cash equivalents	123,925	70,956

Net change in cash	8,778,308	(388,784)

Cash at beginning of year	461,933	850,717

Cash at end of year	$9,240,241	$461,933

Major non-cash transactions:
Execution of convertible note / Conversion of loan payables to shares	$1,572,761	$1,941,000

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

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

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying consolidated financial statements of the Company as of February 28, 2023 and February 28, 2022:

Assets and liabilities of the VIE

	February 28, 2023	February 28, 2022
Current assets	$6,706,994	$4,503,346
Non-current assets	196,477	21,042
Total assets	$6,903,471	$4,524,388

Current liabilities	$11,220,948	$8,556,844
Non-current liabilities	4,971	—
Total liabilities	$11,225,919	$8,556,844

Assets and liabilities of the VIE Subsidiary

	February 28, 2023	February 28, 2022
Current assets	$1,313,056	$5,330,206
Non-current assets	7,304	9,121
Total assets	$1,320,360	$5,339,327

Current liabilities	$219,724	$4,162,414
Non-current liabilities	—	—
Total liabilities	$219,724	$4,162,414

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Year Ended February 28, 2023	For the Year Ended February 28, 2022
Revenue	$17,278,300	$2,971,031
Cost of revenue	(15,800,926)	(867,154)
Gross profit (loss)	$1,477,374	$2,103,877

Amortization and depreciation	(15,055)	(7,948)
General and administrative expenses	(2,177,107)	(2,313,818)
Marketing cost	(416,849)	(562,637)
Research & development	(391,151)	(583,874)
Total operating expenses	$(3,000,162)	$(3,468,277)

Profit (loss) from operations	$(1,522,788)	$(1,364,400)

Interest income	51,545	20,971
Other income	69,966	17,403
Total other income (expense)	$121,511	$38,374

Tax expense	—	—

Net profit (loss)	$(1,401,277)	$(1,326,026)

Operating Result of VIE Subsidiary

	For the Year Ended February 28, 2023	For the Year Ended February 28, 2022
Revenue	$16,338,405	$19,824,966
Cost of revenue	(15,934,808)	(18,886,139)
Gross profit (loss)	$403,597	$938,827

Amortization and depreciation	(1,013)	(990)
General and administrative expenses	(328,113)	(597,962)
Marketing cost	(13,442)	(79,280)
Research & development	(82,874)	(31,505)
Total operating expenses	$(425,442)	$(709,737)

Profit (loss) from operations	$(21,845)	$229,090

Interest income	224	83
Other income	52,110	60,296
Total other income (expense)	$52,334	$60,379

Tax expense	—	—

Net profit (loss)	$30,489	$289,469

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $24,691,314 and $17,152,172 as at February 28, 2023 and February 28, 2022 respectively, and had a net loss of $7,538,837 and $4,940,548 for the years ended February 28, 2023 and February 28, 2022, respectively.

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

Note 4 - Revenue

We recorded $34,054,205 and $22,927,415 in revenue, respectively, for the years ended February 28, 2023 and February 28, 2022.

	For the Year Ended February 28, 2023	For the Year Ended February 28, 2022
Telecommunication Products & Services	$27,006,978	$8,657,277
SMS & MMS Business	6,609,727	14,138,720
Big Data	437,500	131,418
	$34,054,205	$22,927,415

Note 5 – Equipment

At February 28, 2023 and February 28, 2022, the company has the following amounts related to tangible assets:

	February 28, 2023	February 28, 2022
Equipment	$120,996	$62,347
Less: accumulated depreciation	(42,898)	(35,539)
Net equipment	$78,098	$26,808

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 28, 2023 and February 28, 2022 totaled $20,801 and $14,039, respectively.

Note 6 – Intangible Assets

At February 28, 2023 and February 28, 2022, the company has the following amounts related to intangible assets:

	February 28, 2023	February 28, 2022

Licenses	$200,000	$200,000
Mobile applications	212,128	233,167
	412,128	433,167
Less: accumulated amortization	(298,017)	(266,190)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$73,066	$125,932

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended February 28, 2023 and February 28, 2022 totaled $42,302 and $46,956, respectively.

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

	February 28, 2023	February 28, 2022

Telecommunication Products & Services
Deposit Paid / Prepayment	$2,492,795	$2,396,550
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,492,795	$2,396,550
Others prepayment	1,047,631	369,256
Prepayment and deposit	$3,540,426	$2,765,806

	February 28, 2023	February 28, 2022

SMS & MMS Business
Deposit Paid / Prepayment	$598,635	$565,536
Deposit received
Net Prepaid expenses for SMS	$598,635	$565,536
Others prepayment	—	—
Prepayment and deposit	$598,635	$565,536

Note 8 – Other Receivables

	February 28, 2023	February 28, 2022

Other receivables represent:
Advances to suppliers	$1,082,636	$948,128
In-transit capital injection for a subsidiary	720,979	—
Others	748,050	591,137
	$2,551,665	$1,539,265

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 28, 2023.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	February 28, 2023	February 28, 2022
Right-of-use asset
Right-of-use asset, net	$130,109	$5,069

Lease Liability
Current lease liability	$122,924	$5,069
Non-current lease liability	4,971	—
Total lease liability	$127,895	$5,069

Remaining lease term and discount rate	February 28, 2023
Weighted-average remaining lease term	13 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of February 28, 2023:

2023	$131,337
Thereafter	—
Less: imputed interest	(3,441)
Total lease liability	$127,895

Note 10 – Convertible Notes Payable

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

Note 10 – Convertible Notes Payable (continued)

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

Note 11 - Common Stock

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

Note 11 - Common Stock (continued)

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

On January 19, 2023, the Company issued 5,000 shares of our common stock at a deemed price of $1.70 per share to one entity pursuant to a consulting agreement.

On January 19, 2023, the Company issued an aggregate of 25,000 shares of our common stock at a deemed price of $2.85 per share to two individuals and one entity pursuant to consulting agreements.

On January 19, 2023, the Company issued 125,000 shares of our common stock at a deemed price of $1.44 per share to one entity pursuant to a consulting agreement.

On January 19, 2023, the Company issued 16,313 shares of our common stock at a deemed price of $5.19 per share to one entity pursuant to a consulting agreement.

On January 19, 2023, the Company issued 40,000 shares of our common stock at a deemed price of $4.15 per share to one entity pursuant to a consulting agreement.

On February 7, 2023, the Company issued 1,721,766 shares of common stock at deemed price of $1.75 per share to its primary lender pursuant to the cashless exercise of warrants of the convertible promissory note (the “Note”) issued to the Company’s primary lender on August 9, 2022.

On February 7, 2023, the Company issued 25,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement.

Note 11 - Common Stock (continued)

On February 16, 2023, the Company issued 500,000 shares of common stock at price of $2.00 per share to its primary lender pursuant to the conversion of $1,000,000 of principal amount of the convertible promissory note (the “Note”) issued to the Company’s primary lender on August 9, 2022.

On February 22, 2023, the Company issued 500,000 shares of common stock at price of $2.00 per share to its primary lender pursuant to the conversion of $1,000,000 of principal amount of the convertible promissory note (the “Note”) issued to the Company’s primary lender on August 9, 2022

On February 28, 2023, the Company issued 150,000 shares of our common stock at a deemed price of $0.74 per share to one individual pursuant to a consulting agreement.

On February 28, 2023, the Company issued 7,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement.

As of February 28, 2023, and February 28, 2022, there were 49,432,214 and 42,627,260 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Stock Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at February 28, 2023, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in Connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Issued in Connection with August 2022 Offering	3,478,261	$1.75
Expired	(50,000)	$3.00
Issued in Connection with August 2022 Offering	168,000	$1.75
Issued in Connection with September 2022 Offering	350,000	$5.00
Issued in Connection with November 2022 Offering	28,312	$8.22
Issued in Connection with November 2022 Offering	10,000	$6.70
Exercised	(100,000)	$2.00
Exercised	(90,000)	$3.00
Issued in Connection with October 2022 Offering	125,000	$5.00
Cashless Exercised	(3,478,261)	$1.75
Balance, February 28, 2023	2,287,480	$3.32

During Fiscal 2023 and Fiscal 2022, we received cash proceeds totaling $470,000 and $539,998, respectively, from the exercise of stock purchase warrants.

On August 9, 2022, the Company entered into a Securities Purchase Agreement with an investor (the “Investor”), pursuant to which the Company issued to the Investor a common stock purchase warrant (the “Warrant”) to acquire 3,478,261 shares of common stock of the Company, which is subject to reduction by 50% upon effectiveness of the registration statement covering the underlying shares.

On February 6, 2023, the Investor exercised the Warrant on the cashless exercise basis for all 3,478,261 warrants, resulting in the issuance of 1,721,766 shares of common stock.

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

Stock Purchase Warrants (continued)

On November 3, 2022, the Company issued 350,000 common stock purchase warrants to purchase 350,000 shares of its common stock at a price of $5.00 per share until September 19, 2024 to one individual pursuant to a consulting agreement.

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

On January 13, 2023, the Company’s board of directors has authorized a six month extension to the expiry date of the common stock purchase warrants that the Company issued on January 13, 2021 which have an expiry date of January 13, 2023 and an exercise price of $3.00 per share (the “January 2021 Warrants”). The new expiry date of the January 2021 Warrants is July 13, 2023.

On February 28, 2023, the Company issued 125,000 common stock purchase warrants to purchase 125,000 shares of its common stock at a price of $5.00 per share until October 1, 2024 to one entity pursuant to a consulting agreement.

A summary of stock purchase warrants outstanding and exercisable as at February 28, 2023 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$2.00	188,500	0.14	19-Apr-2023
$3.00	1,417,668	0.37	13-Jul-2023
$1.75	168,000	4.44	9-Aug-2027
$5.00	350,000	1.56	19-Sep-2024
$8.22	28,312	2.68	4-Nov-2025
$6.70	10,000	2.73	21-Nov-2025
$5.00	125,000	1.89	1-Oct-2024
$3.32	2,287,480

Stock Options

On December 28, 2021, we granted an aggregate of 4,545,000 stock options pursuant to our 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant. At our annual meeting of stockholders held on February 17, 2023, the stockholders approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 28, 2023	February 28, 2022
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

A continuity schedule of outstanding stock options as of February 28, 2023, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	3,636,000	$8.00
Vested	(714,200)	—
Cancelled/Forfeited	(779,200)	8.00
Expired	—	—
Balance, February 28, 2023	2,142,600	$3.84

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	February 28, 2023	February 28, 2022
Number of Options Exercised on Forfeiture Basis	—	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	—
Total Number of Shares Issued Upon Exercise of Options	—	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

Stock Options (continued)

A continuity schedule of outstanding unvested stock options at February 28, 2023, and the changes during period, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2021	—	—
Granted	4,545,000	$6.46
Vested	(909,000)	$6.46
Balance, February 28, 2022	3,636,000	$6.46
Granted	—	—
Vested	(714,200)	—
Cancelled / Forfeited	(779,200)	6.46
Balance, February 28, 2023	2,142,600	$6.46

As of February 28, 2023, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price is lower than the revised strike price.

A summary of stock options outstanding and exercisable as of February 28, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at February 28, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at February 28, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)
$7.00 to $9.00	2,142,600	$3.84	3.83	1,623,200	$3.84	3.83

	2,142,600	$3.84	3.83	1,623,200	$3.84	3.83

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 28, 2023	February 28, 2022
Numerator - basic and diluted
Net Loss	$(7,538,837)	$(4,940,548)
Denominator
Weighted average number of common shares outstanding — basic	44,014,060	40,840,413
Weighted average number of common shares outstanding — diluted	44,014,060	40,840,413
Loss per common share — basic	$(0.17)	$(0.12)
Loss per common share — diluted	$(0.17)	$(0.12)

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 28, 2023 and February 28, 2022.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the years ended February 28, 2023 and February 28, 2022.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the years ended February 28, 2023 and February 28, 2022 are as follows:

	For the years ended
	February 28, 2023	February 28, 2022
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At February 28, 2023 and February 28, 2022, the Company has a deferred tax asset of $1,884,786 and $1,235,861, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At February 28, 2023 and February 28, 2022, the valuation allowance was $1,884,786 and $1,235,861 respectively.

	February 28, 2023	February 28, 2022
Deferred tax asset from operating losses carry-forwards	$1,884,786	$1,235,861
Valuation allowance	(1,884,786)	(1,235,861)
Deferred tax asset, net	$—	$—

Note 14 - Commitments and Contingencies

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

The Mandatory Default Amount for an event of default under Section 2.1(e) of the Note is 110% of the outstanding principal amount of the Note, which is $5,280,000. However, the holder has not declared the Mandatory Default Amount due and payable, which is the trigger for accelerating the Mandatory Default Amount to be due and payable. On February 15, 2023 and February 22, 2023, the Investor provided notice of partial conversion of the Note of 500,000 shares respectively on each date amounting to a total conversion of $2,000,000 of principal amount. On March 17, 2023, the Investor again provided notice of conversion of the Note of 2,465,816 shares amounting to a total of conversion of $2,128,000 of principal amount. On or about April 6, 2023, the Company paid the full outstanding balance of the Note which also includes the 10% Mandatory Default Amount.

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

Based on such evaluation of our disclosure controls and procedures as of February 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of February 28, 2023. Management has continued to monitor the implementation of the remediation plan described below.

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

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources, management is in the process of building the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR as follows:

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

Notwithstanding the assessment that our ICFR was not effective as of February 28, 2023 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable. As of May 22, 2023, the Company has determined that is is not owned or controlled by a governmental entity in mainland China based on the fact that, as of such date, no such governmental entity had filed a Schedule 13D or 13G with respect to the Company’s securities and there is no such foreign government representative on the Company’s board of directors. For further information, see Item 1A. Risk Factors – Risks Related to Doing Business in China — “The audit report included in this Annual Report is prepared by an auditor who is currently being inspected by the PCAOB. However, if PCAOB inspection is not able to be completed or completed in a timely manner, we could be delisted if we are unable to meet the PCAOB inspection requirements established by the HFCAA.”

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

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen CEO	52	CEO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

Yew Hon Lee CFO	54	CFO of FingerMotion, Inc. (Dec. 11, 2020 to present); CFO of Cubinet Interactive Group of Companies (2006 to November 2020).

Hsien Loong Wong Director	48	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Yew Poh Leong Director	68	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Michael Chan Director	59	Director of FingerMotion, Inc. (April 6, 2018 to present); Managing Director of Asia Pacific, Asset Servicing at Bank of New York Mellon (2007 to 2016); Head of Business Development, Asia Pacific, State Street Bank & Trust Co. (1994 to 2007).

Eng Ho Ng Director	69	Director of FingerMotion, Inc. (Dec. 11, 2020 to present); Non-Executive Chairman of ZWEEC Analytics Pte Ltd. (Feb 2020] to present); Director of TNG Fintech Group (Jan 2018 to present).

Li Li Legal Representative and General Manager of JiuGe Technology	43	Legal Representative and General Manager of JiuGe Technology (Jan. 2018 to present); Advisor to Shenzhen WuYiKa Technology Co., Ltd. (Jan. 2017 to Dec. 2017); Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. (July 2015 to Dec. 2016)

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

Yew Hon Lee - Mr. Lee was appointed as the CFO of the Company on December 11, 2020. He was the CFO of Cubinet Interactive Group of Companies (“Cubinet”) from 2006 to November 2020. He was one of the pioneers that started an online game publishing company. In his tenure, he was instrumental in leading Cubinet and building teams across the South East Asia region setting up all the financial processes within a short span of time. In 2011, Mr. Lee took on the additional role as the COO, Middle East and Russia, establishing new strategic partnerships. Prior to joining Cubinet, in 2001, Mr. Lee was employed by Trisilco IT Sdn Bhd as the Finance Manager overseeing the entire spectrum of the Finance and HR functions. In 2005, Mr. Lee took on the role of General Manager managing the entire operations of Trisilco from Finance, HR, Sales & Operations. Trisilco is an IT company specializing in regulatory reporting and compliance for the financial sector. Previously, Mr. Lee had a short tenure in Nadicorp Holdings (“Nadicorp”) as the internal auditor setting up the departments from scratch. Nadicorp is one of the largest private Bumiputra conglomerates with 5 main business units in Transportation, Manufacturing, Property & Plantation, Defence and Other support services. In his tenure as the Internal Auditors Manager, he set up the Audit Charter and the key internal audit processes and procedures. Mr. Lee received his diploma from the Tunku Abdul Rahman College in 1996 and is a Chartered Accountant, a Member of Malaysia Institute of Accountants and an Associate Member of the Chartered Institute of Management Accountants, United Kingdom.

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

Mr. Wong devotes approximately 15% of his time to the Company.

Yew Poh Leong - Mr. Leong has been a Board member since December 1, 2018. He has more than 30 years of management experience in growing companies in the technology and hospitality sectors. In that time, Mr. Leong established an extensive network of business relationships in the software, banking and telecommunications sectors throughout the Asia Pacific. In his current position as CEO of Vertical Connection Pte Ltd. (“Vertical Connection”), a position he has held since 2002, Mr. Leong leads the company’s consulting and advisory services in helping other companies expand their businesses regionally through partnerships or acquisitions and implementing core operational and information initiatives. Vertical Connection focuses on fintech, telecommunications services, hospitality and software. Currently, Mr. Leong sits on the boards of several private companies. Since 2017, he has served on the board of directors of Fintrux Pte Ltd., a P2P lending company, as chair and on the boards of each of Vemotion APAC and VM Technology, both software and hardware companies that specialize in wireless video transmission over low bitrate networks.

Mr. Leong served as Group CEO of Radiance Hospitality Group (“Radiance”) from 2002 through 2016, where he led the expansion of the company’s hotel management services in Malaysia, Singapore, China, Indonesia, Cambodia and Russia. Before joining Radiance, Mr. Leong served as Director of Strategic Projects for Keppel T&T, a public company that provides transportation, telecommunications and IT services, from 1999 to 2002. There, he was responsible for its e-businesses, which included establishing credit bureaus in Thailand and Malaysia, establishing and operating data centers in Singapore, Malaysia, Thailand and the Philippines, operating call centers in Singapore and Malaysia, and providing application solutions for local governments, IT infrastructure, and transportation and education organizations.

Prior to his service at Keppel T&T, Mr. Leong was first a Regional Director and then Managing Director of Dun and Bradstreet Software (“Dun and Bradstreet”) (later acquired by Geac Computers), from 1988 to 2001. In those roles, he led company growth from 15 to more than 250 employees in Singapore, Malaysia, Thailand, the Philippines, Indonesia, Sri Lanka, Hong Kong, Beijing and Shanghai. The firm provided business solutions and managed services for 350 customers in the region. Prior to serving at Dun and Bradstreet, Mr. Leong was a consultant with Computer Associates, a consultant at Price Waterhouse, a management consultant at Reliance Travel and an auditor at Razak & Co. Mr. Leong’s extensive corporate experience allows him to provide valuable guidance to the Company and management team as our Company progresses through its development stage. Mr. Leong received a Master Degree in Accounting and Finance from the University of Auckland.

Mr. Leong devotes approximately 15% of his time to the Company.

Michael Chan - Mr. Chan has been a Board member since April 6, 2018. Mr. Chan has served at The Bank of New York Mellon Corporation as Managing Director, Head of Asia Pacific for Asset Servicing since 2013. He is responsible for managing the bank’s largest business line in the region. Mr. Chan joined the bank in Singapore in 2007 as regional Chief Operating Officer and progressed to Head of Sales & Relationship Management in 2010. He chaired the Asset Servicing Business Acceptance Committee and was a member of the KYC/AML regional committee. Mr. Chan was a member of BNY Mellon’s Global Corporate Operating Committee, Asia Pacific Executive Committee and the Corporate Sovereign Institutions Council. He represented the firm on the board of directors of ASIFMA and BNY Mellon’s Eagle Investment Systems’ Asia Singapore entity. Mr. Chan has also served on the OMGEO APAC Advisory Board and has been a member of various industry and banking associations in Hong Kong and Korea. Mr Chan is currently the president of Canadian Alumni Singapore, a not-for-profit society. He is also a member of the Singapore Institute of Directors (SID).

Prior to BNY Mellon, Mr. Chan was with State Street Bank & Trust Co., Canada beginning 1994. He was relocated to Hong Kong in 2000 for the bank’s launch of ETF products in Asia Pacific. Until 2007, he held senior positions including head of operation: regional deal team for a key European acquisition, general manager for the South Korea bank branch and head of global relationship management in the region. His career also includes service at Ernst & Young (E&Y), Canada. Mr. Chan’s management and experience will provide additional financial oversight for the Company and an advisory role over budgetary and projection analysis with management. Mr. Chan is a member of CPA, CMA, Canada. He holds an EMBA from the Ivey School of Business, University of Western Ontario and a B. Com from McGill University, Canada

Mr. Chan devotes approximately 15% of his time to the Company.

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

Ms. Li Li devotes approximately 100% of her time to JiuGe Technology.

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
Finger Motion Company Limited	Hong Kong	4
Finger Motion (CN) Limited	Hong Kong	0
Finger Motion Financial Company Limited	Hong Kong	5
Shanghai JiuGe Business Management Co., Ltd.	PRC	2
Shanghai JiuGe Information Technology Co., Ltd.	PRC	36
Beijing XunLian TianXia Technology Co., Ltd.	PRC	4
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.	PRC	7

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2023.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise all of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Hsien Loong Wong, Yew Poh Leong, Michael Chan and Eng Ho Ng.

Committees of the Board of Directors

Our Board of Directors currently has three committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance. The Audit Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

Audit Committee

On December 15, 2021, the Board of Directors adopted a new Audit Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(c)(1), and has established an Audit Committee, which operates under its Audit Committee Charter. The Company’s Audit Committee consists of Yew Poh Leong, Michael Chan and Eng Ho Ng. Each member of the Audit Committee satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee financial expert is Michael Chan who qualifies as an “audit committee financial expert” within the meaning of the SEC Rule 10A-3 and possesses financial sophistication within the meaning of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

On December 15, 2021, the Board of Directors adopted a new Nominating and Corporate Governance Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(e)(2), and has established a corporate governance committee (the “N&CG Committee”) which operates under its Nominating and Corporate Governance Committee Charter. The N&CG Committee is currently comprised of Yew Poh Leong, Michael Chan and Eng Ho Ng. The N&CG Committee is responsible for (i) identifying and recommending to the Board, individuals qualified to be nominated for election to the Board; (ii) recommending to the Board, the members and chairperson for each Board committee; and (iii) periodically reviewing and assessing the Company’s corporate governance principles contained in the Nominating and Corporate Governance Committee Charter and making recommendations for changes thereto to the Board. The N&CG Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

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

Compensation Committee

On December 15, 2021, the Board of Directors adopted a new Compensation Committee Charter which complies with the requirements of Nasdaq Listing Rule 5605(d)(1) and the Board of Directors has established a Compensation Committee (the “Compensation Committee”). The Compensation Committee is comprised of Yew Poh Leong, Michael Chan and Eng Ho Ng. The Compensation Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 28, 2023 (“Fiscal 2023”) consist of (i) Martin J. Shen, our current Chief Executive Officer, (ii) Yew Hon Lee, our current Chief Financial Officer and (iii) Li Li, the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. Our named executive officers for the fiscal year ended February 28, 2022 (“Fiscal 2022”) consist of (i) Martin J. Shen, our current Chief Executive Officer, (ii) Yew Hon Lee, our current Chief Financial Officer and (iii) Li Li. the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2023 and Fiscal 2022 are as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Martin J. Shen (1) CEO	2023 2022	180,000 180,000	— —	— —	17,480 22,540	— —	— —	— —	197,480 202,540
Yew Hon Lee (2) CFO	2023 2022	84,000 72,000	— —	— —	16,796 21,658	— —	— —	— —	100,796 93,568
Li Li Legal Representative and General Manager of JiuGe Technology	2023 2022	133,745 130,586	— —	— —	31,920 41,160	— —	— —	— —	165,665 171,746

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

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

For Fiscal 2023, these amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on December 28, 2021: exercise price: $3.84; expected risk free interest rate: 1.06%; expected annual volatility: 15.27%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $66,196. At our annual meeting of stockholders held on February 17, 2023, the stockholders approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84.

During our most recently completed financial years, we did not pay any other executive compensation to our named executive officers.

Executive Employment Agreements

As of February 28, 2023, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at February 28, 2023, relating to equity awards that have been granted to the Named Executive Officers:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin J. Shen	92,000	138,000	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Yew Hon Lee	88,400	132,600	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Li Li	168,000	252,000	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A

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

Director Compensation

Each of our directors receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our non-executive directors for Fiscal 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yew Poh Leong	24,000	—	5,966	—	—	—	29,966
Michael Chan	24,000	—	5,966	—	—	—	29,966
Hsien Loong Wong	24,000	—	5,966	—	—	—	29,966
Eng Ho Ng	24,000	—	4,788	—	—	—	28,788

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

These amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on December 28, 2021: exercise price: $3.84; expected risk free interest rate: 1.06%; expected annual volatility: 15.27%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $22,686.

As at February 28, 2023, our directors held stock options to acquire an aggregate of 298,500 shares of our common stock as follows: Yew Poh Leong – 78,500 stock options; Michael Chan – 78,500 stock options; Hsien Loong Wong – 78,500 stock options; and Eng Ho Ng – 63,000 stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 22, 2023 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	797,000(2)	1.5%

Yew Hon Lee, Chief Financial Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	538,400(3)	1.0%

Yew Poh Leong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	281,400(4)	*

Michael Chan, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	281,400(5)	*

Hsien Loong Wong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	401,400(6)	*

Eng Ho Ng, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	25,200(7)	*

Li Li, Legal Representative and General Manager of JiuGe Technology c/o 111 Somerset Road, Level 3, Singapore, 238164	2,368,000(8)	4.5%

All directors and executive officers as a group (7 persons)	4,692,800(9)	8.9%

Major Stockholders:

Choe Yang Yeat 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200 Malaysia	7,238,400(10)	13.9%

Cheong Chee Ming Unit A 19/F Times Media Centre 133 Wan Chai Road Wan Chai Hong Kong	3,970,000	7.6%

Liew Yow Ming 190 Depot Road, #18-19 The Interlace Condominium Singapore 109689	3,220,200(11)	6.2%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of May 22, 2023, there were 51,988,030 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 705,000 shares of common stock, and (ii) stock options to purchase 92,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 450,000 shares of common stock, and (ii) stock options to purchase 88,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 31,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 31,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents (i) 370,000 shares of common stock, and (ii) stock options to purchase 31,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents stock options to purchase 25,200 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)	This figure represents (i) 2,200,000 shares of common stock, and (ii) stock options to purchase 168,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)	This figure represents (i) 4,225,000 shares of common stock, and (ii) stock options to purchase 467,800 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)	This figure represents (i) 7,200,000 shares of common stock held by Ever Sino International Limited over which Mr. Choe Yang Yeat has sole voting and dispositive power, and (ii) stock options held directly by Mr. Choe to purchase 38,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)	This figure represents (i) 3,220,200 shares of common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,571,000	$3.84(1)	5,429,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,571,000		5,429,000

Note:

(1)	At the annual meeting of stockholders held on February 17, 2023, the stockholders approved the amendment to the exercise price of outstanding stock options from $8.00 to $3.84.

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

On December 12, 2022, our Board of Directors authorized and approved the adoption of the Company’s 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”), under which an aggregate of 9,000,000 of our shares of common stock may be issued which consists of: (i) 3,571,000 shares issuable pursuant to awards previously granted that were outstanding under the 2021 Stock Incentive Plan as of December 12, 2022; (ii) 3,429,000 shares remaining available for issuance under the 2021 Stock Incentive Plan as of December 12, 2022; and (iii) 2,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan supersedes and replaces the Company’s 2021 Stock Incentive Plan, which was approved by our stockholders at the annual meeting of stockholders held on February 17, 2023. The terms of the 2023 Stock Incentive Plan are the same as the 2021 Stock Incentive Plan other than the increase in the aggregate number of shares reserved for awards under the 2023 Stock Incentive Plan.

The 2023 Stock Incentive Plan is administered by our Board of Directors, or the Compensation Committee, or any other committee appointed by the Board of Directors to administer the 2023 Stock Incentive Plan, and the Board of Directors shall determine, among other things: (i) the persons to be granted awards under the 2023 Stock Incentive Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, stock options, restricted stock units, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2023 Stock Incentive Plan. As indicated above, an aggregate of 9,000,000 of our shares may be issued pursuant to the grant of awards under the 2023 Stock Incentive Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2023 Stock Incentive Plan. If the administrator under the 2023 Stock Incentive Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The 2023 Stock Incentive Plan includes the following best practice provisions to reinforce the alignment between stockholders’ interests and equity compensation arrangements. These provisions include, but are not limited to:

●	No discounted awards: the exercise price of an award must not be lower than 100% of the fair market value of the shares on the stock exchange or system on which the shares are traded or quoted at the time the award is granted;

●	No buyout without shareholder approval: outstanding options or non-qualified stock options (“SARs”) may not be bought out or surrendered in exchange for cash unless shareholder approval is received;

●	No repricing without shareholder approval: the Company may not, without shareholder approval, reprice an award by reducing the exercise price of a stock option or exchanging a stock option for cash, other awards or a new stock option with a reduced exercise price;

●	Minimum vesting requirements for “full-value” awards: except in the case of an award granted in substitution and cancellation of an award granted by an acquired organization and shares delivered in lieu of fully vested cash awards, any equity-based awards granted under the 2023 Stock Incentive Plan will have a vesting period of not less than one year from the date of grant; provided, however, that this minimum vesting restriction will not be applicable to equity-based awards not in excess of 5% of the number of shares available for grant under the 2023 Stock Incentive Plan. For avoidance of doubt, the foregoing restrictions do not apply to the Board’s discretion to provide for accelerated exercisability or vesting of any award in case of death or disability. The treatment of awards in connection with a change of control are described below;

●	No accelerated vesting of outstanding unvested awards and double-trigger change of control requirements: no acceleration of any unvested awards shall occur except in the case of the death or disability of the grantee or upon a change of control. In this respect the 2023 Stock Incentive Plan requires a “double-trigger” – both a change of control and a qualifying termination of continuing services – to accelerate the vesting of awards. In connection with a change in control, time-based awards shall only be accelerated if the awards are not assumed or converted following the change in control and performance based awards shall only be accelerated: (i) to the extent of actual achievement of the performance conditions; or (ii) on a prorated basis for time elapsed in ongoing performance period(s) based on target or actual level achievement. In connection with vesting of outstanding awards following a qualifying termination after a change in control (i.e., double-trigger vesting), the same conditions set forth in the preceding sentence will apply;

●	No dividends for unvested awards: holders of any awards which have not yet vested are not entitled to receive dividends, however, dividends may be accrued and paid upon the vesting of such awards;

●	No liberal share recycling: shares issued under the 2023 Stock Incentive Plan pursuant to an award, or shares retained by or delivered to the Company to pay either the exercise price of an outstanding stock option or the withholding taxes in connection with the vesting of incentive stock awards or SARs, and shares purchased by the Company in the open market using the proceeds of option exercises, do not become available for issuance as future awards under the 2023 Stock Incentive Plan;

●	Transferability: the awards granted under the 2023 Stock Incentive Plan generally may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than by will, by the laws of descent and distribution;

●	No automatic grants: the 2023 Stock Incentive Plan does not provide for automatic grants to any eligible participant; and

●	No evergreen provision: the 2023 Stock Incentive Plan does not provide for an “evergreen” feature pursuant to which the shares authorized for issuance under the 2023 Stock Incentive Plan can be automatically replenished.

The foregoing summary of the 2023 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2023 Stock Incentive Plan, which is attached as Exhibit 4.1 to our Form S-8 that we filed with the SEC on February 28, 2023.

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

On May 1, 2022, we received US$730,000 from Dr. Liew Yow Ming in exchange for issuing to Dr. Liew a convertible promissory note whereby we promised to pay Dr. Liew, or his successors or assigns, the principal amount on or prior to the one year anniversary of the convertible note and to pay interest on the unpaid principal amount at the rate of 20% per annum. The interest shall be paid at the end of every month and on a monthly basis thereafter. Any amount of principal or interest on the convertible note which is not paid when due shall bear interest from the date due until such past due amount is paid at a rate of interest equal to the applicable rate of 20% plus four percent (4%) per annum. At any time up to the maturity date, the holder may convert all or any portion of the outstanding principal amount and accrued but unpaid interest into shares of our common stock at a price of $4.00 per share. On April 28, 2023, we repaid in full the US$730,000 convertible note that was issued in favor of Dr. Liew Yow Ming.

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable and in the Company’s best interest

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2023	2022
Audit fees	$78,000	$68,000
Audit-related fees	21,000	21,000
Tax fees	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountants	$99,000	$89,000

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2023.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(4)	Share Exchange Agreement among FingerMotion, Inc., Finger Motion Company Limited and the Shareholders of Finger Motion Company Limited, dated July 13, 2017
3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(7)	Amended and Restated Bylaws
4.1(*)	Description of Registrant’s Securities
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(5)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(5)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(5)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(5)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(12)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(6)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
10.8(10)	2021 Stock Incentive Plan
10.9(9)	Convertible Promissory Note in the amount of US$730,000 issued by FingerMotion, Inc. in favor of Dr. Liew Yow Ming, dated May 1, 2022
10.10(11)	Securities Purchase Agreement between FingerMotion, Inc. and Lind Global Fund II LP, dated August 9, 2022
10.11(11)	Senior Secured Convertible Promissory Note, dated August 9, 2022, issued by FingerMotion, Inc. to Lind Global Fund II LP(†)
10.12(11)	Security Agreement between FingerMotion, Inc. and Lind Global Fund II LP, dated August 9, 2022
10.13(11)	Guaranty, dated August 9, 2022, made by each of Finger Motion Company Limited, Finger Motion (CN) Global Limited, Finger Motion (CN) Limited, Shanghai JiuGe Business Management Co., Ltd., Finger Motion Financial Group Limited and Finger Motion Financial Company Limited, in favor of Lind Global Fund II LP
10.14(13)	2023 Stock Incentive Plan
14.1(8)	Code of Business Conduct and Ethics
21.1(*)	Subsidiaries of FingerMotion, Inc.
23.1(*)	Consent of Centurion ZD CPA & Co.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith

(**)	Furnished herewith

(†)	Portions of this exhibit have been omitted

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 5, 2022

(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on May 31, 2022

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 15, 2022

(12)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 5, 2023 (No. 333-267332)

(13)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on February 28, 2023 (No. 333-270094)

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: May 30, 2023	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 30, 2023	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 30, 2023	By:	/s/ Yew Hon Lee
Yew Hon Lee, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 30, 2023	By:	/s/ Yew Poh Leong
Yew Poh Leong, Director

Dated: May 30, 2023	By:	/s/ Michael Chan
Michael Chan, Director

Dated: May 30, 2023	By:	/s/ Hsien Loong Wong
Hsien Loong Wong, Director

Dated: May 30, 2023	By:	/s/ Eng Ho Ng
Eng Ho Ng, Director