Form 10-Q
period 2023-05-31
FingerMotion, Inc.
filed 2023-07-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 001-41187

FINGERMOTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

111 Somerset Road, Level 3 Singapore	238164
(Address of principal executive offices)	(Zip code)

(347) 349-5339

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FNGR	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,988,030 shares of common stock outstanding as of July 14, 2023.

FINGERMOTION, INC.

FORM 10-Q

-i-

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2023

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2023	2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$5,424,912	$9,240,241
Accounts receivable	1,631,729	1,334,884
Prepayment and deposit	3,162,694	4,139,061
Other receivables	4,148,403	2,551,665
Total Current Assets	14,367,738	17,265,851
Non-current Assets
Equipment	68,992	78,098
Intangible assets	61,138	73,066
Right-of-use asset	98,636	130,109
Total Non-current Assets	228,766	281,273

TOTAL ASSETS	$14,596,504	$17,547,124

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$59,021	$27,371
Accrual and other payables	453,385	1,096,225
Stock subscription payables	—	60,000
Convertible notes payable, current portion	—	730,000
Lease liability, current portion	95,289	122,924
Total Current Liabilities	607,695	2,036,520
Non-current Liabilities
Convertible notes payable, non-current portion	—	2,533,333
Lease liability, non-current portion	—	4,971
Total Non-current Liabilities	—	2,538,304

TOTAL LIABILITIES	$607,695	$4,574,824

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 51,988,030 shares and 49,432,214 issued and outstanding at May 31, 2023 and February 28, 2023 respectively	5,199	4,943

Additional paid-in capital	39,273,122	37,406,415

Additional paid-in capital - stock options	632,664	632,664

Accumulated deficit	(25,956,785)	(24,691,314)

Accumulated other comprehensive income	22,116	(391,692)

Stockholders’ equity before non-controlling interests	13,976,316	12,961,016

Non-controlling interests	12,493	11,284

TOTAL SHAREHOLDERS’ EQUITY	13,988,809	12,972,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,596,504	$17,547,124

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2023	2022
Revenue	$12,169,091	$4,855,123
Cost of revenue	(11,506,542)	(4,478,052)

Gross profit	662,549	377,071

Amortization & depreciation	(18,342)	(14,172)
General & administrative expenses	(1,361,990)	(1,239,550)
Marketing Cost	6,841	(57,191)
Research & Development	(172,099)	(211,647)
Stock compensation expenses	(296,461)	(289,931)

Total operating expenses	(1,842,051)	(1,812,491)

Net loss from operations	(1,179,502)	(1,435,420)

Other income (expense):
Interest income	22,865	757
Interest expense	(121,451)	(14,831)
Exchange gain (loss)	2	(272)
Other income	13,824	5,098
Total other income (expense)	(84,760)	(9,248)

Net loss before income tax	$(1,264,262)	$(1,444,668)
Income tax expenses	—	—
Net Loss	$(1,264,262)	$(1,444,668)

Less: Net profit attributable to the non-controlling interest	1,209	(545)

Net loss attributable to the Company’s shareholders	$(1,265,471)	$(1,444,123)

Other comprehensive income:
Foreign currency translation adjustments	413,808	(305,370)
Comprehensive loss	$(851,663)	$(1,749,493)
Less: comprehensive income (loss) attributable to non-controlling interest	(48)	(89)
Comprehensive loss attributable to the Company	$(851,615)	$(1,749,404)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.02)	$(0.03)
Loss Per Share - Diluted	$(0.02)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.02)	$(0.03)
Loss Per Share - Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding - Basic	51,479,890	42,693,999
Weighted Average Common Shares Outstanding - Diluted	51,479,890	42,693,999

FingerMotion, Inc.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	20,000	2	59,998	—	—	—	60,000	—	60,000
Common stock issued for professional service	70,000	7	124,243	—	—	—	124,250	—	124,250
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713		1,682,713
Accumulated other comprehensive income	—	—	—	—	—	413,808	413,808	—	413,808
Net (Loss)	—	—	—	—	(1,265,471)	—	(1,265,471)	1,209	(1,264,262)

Balance at May 31, 2023	51,988,030	5,199	39,273,122	632,664	(25,956,785)	22,116	13,976,316	12,493	13,988,809

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	150,000	15	435,235	—	—	—	435,250	—	435,250
Accumulated other comprehensive income	—	—	—	—	—	(305,370)	(305,370)	—	(305,370)
Net (Loss)	—	—	—	—	(1,444,123)	—	(1,444,123)	(545)	(1,444,668)

Balance at May 31, 2022	42,777,260	4,278	22,166,176	356,328	(18,596,295)	(167,459)	3,763,028	10,434	3,773,462

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2023	2022
Net (loss)	$(1,264,262)	$(1,444,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	365,545	379,013
Amortization and depreciation	18,342	14,172

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(322,774)	887,094
(Increase) decrease in prepayment and deposit	899,836	326,836
(Increase) decrease in others receivable	(1,659,906)	975
Increase (decrease) in accounts payable	32,328	(1,418,270)
Increase (decrease) in accrual and other payables	(645,872)	832,880
Increase (decrease) in due to lease liability	(1,188)	—
Net Cash provided by (used in) operating activities	(2,577,951)	(421,968)

Cash flows from investing activities
Purchase of equipment	(380)	—
Net cash provided by (used in) investing activities	(380)	—

Cash flows from financing activities
Proceed from convertible note	—	730,000
Repayment of convertible note	(1,135,333)	—
Common stock issued for cash	60,000	—
Net cash provided by (used in) financing activities	(1,075,333)	730,000

Effect of exchange rates on cash and cash equivalents	(161,665)	35,583

Net change in cash	(3,815,329)	343,615

Cash at beginning of period	9,240,241	461,933

Cash at end of period	$5,424,912	$805,548

Major non-cash transactions:
Conversion of loan payables to shares	$1,682,713	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of May 31, 2023 and February 28, 2023:

Assets and liabilities of the VIE

	May 31, 2023	February 28, 2023
	(unaudited)
Current assets	$7,621,345	$6,706,994
Non-current assets	58,783	196,477
Total assets	$7,680,128	$6,903,471

Current liabilities	$11,434,962	$11,220,948
Non-current liabilities	—	4,971
Total liabilities	$11,434,962	$11,225,919

Assets and liabilities of the VIE Subsidiary

	May 31, 2023	February 28, 2023
	(unaudited)
Current assets	$1,266,826	$1,313,056
Non-current assets	6,881	7,304
Total assets	$1,273,707	$1,320,360

Current liabilities	$82,653	$219,724
Non-current liabilities	—	—
Total liabilities	$82,653	$219,724

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Three Months Ended May 31, 2023	For the Three Months Ended May 31, 2022
	(unaudited)	(unaudited)
Revenue	$5,715,714	$1,438,367
Cost of revenue	(5,346,244)	(1,149,147)
Gross profit	$369,470	$289,220

Amortization and depreciation	(6,497)	(1,719)
General and administrative expenses	(564,086)	(582,112)
Marketing cost	6,793	(57,131)
Research & development	(91,349)	(111,455)
Total operating expenses	$(655,139)	$(752,417)

Loss from operations	$(285,669)	$(463,197)

Interest income	22,624	705
Other income	13,802	5,098
Total other income	$36,426	$5,803

Tax expense	—	—

Net profit (loss)	$(249,243)	$(457,394)

Operating Result of VIE Subsidiary

	For the Three Months Ended May 31, 2023	For the Three Months Ended May 31, 2022
	(unaudited)	(unaudited)
Revenue	$6,375,251	$3,416,755
Cost of revenue	(6,160,298)	(3,328,904)
Gross profit	$214,953	$87,851

Amortization and depreciation	(249)	(266)
General and administrative expenses	(73,050)	(119,792)
Marketing cost	49	(59)
Research & development	(20,916)	(22,244)
Total operating expenses	$(94,166)	$(142,361)

Loss from operations	$120,787	$(54,510)

Interest income	117	41
Other income	22	—
Total other income	$139	$41

Tax expense	—	—

Net profit (loss)	$120,926	$(54,469)

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $25,956,785 and $24,691,314 as at May 31, 2023 and February 28, 2023 respectively, and had a net loss of $1,264,262 and $1,444,668 for the three months ended May 31, 2023 and 2022, respectively.

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

Note 4 - Revenue

We recorded $12,169,091 and $4,855,123 in revenue, respectively, for the three months ended May 31, 2023 and 2022.

	For the three months ended
	May 31, 2023	May 31, 2022
	(unaudited)	(unaudited)
Telecommunication Products & Services	$12,011,264	$1,516,125
SMS & MMS Business	8,121	3,338,998
Big Data	149,706	—
	$12,169,091	$4,855,123

Note 5 – Equipment

At May 31, 2023 and February 28, 2023, the company has the following amounts related to tangible assets:

	May 31, 2023	February 28, 2023
	(unaudited)
Equipment	$118,970	$120,996
Less: accumulated depreciation	(49,978)	(42,898)
Net equipment	$68,992	$78,098

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended May 31, 2023 and 2022 totaled $7,943 and $3,079, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At May 31, 2023 and February 28, 2023, the company has the following amounts related to intangible assets:

	May 31, 2023	February 28, 2023
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	206,877	212,128
	406,877	412,128
Less: accumulated amortization	(304,694)	(298,017)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$61,138	$73,066

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended May 31, 2023 and 2022 totaled $10,399 and $11,093, respectively.

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

	May 31, 2023	February 28, 2023
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$2,830,118	$2,492,795
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,830,118	$2,492,795
Others prepayment	328,631	1,047,631
Prepayment and deposit	$3,158,749	$3,540,426

	May 31, 2023	February 28, 2023
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$3,945	$598,635
Deposit received	-	-
Net Prepaid expenses for SMS	$3,945	$598,635
Others prepayment	—	—
Prepayment and deposit	$3,945	$598,635

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 8 – Other Receivables

At May 31, 2023 and February 28, 2023, the company has the following amounts related to other receivables:

	May 31, 2023	February 28, 2023
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,471,766	$1,082,636
In-transit capital injection for a subsidiary	703,131	720,979
Loan for capital injection for a subsidiary	1,406,262	—
Others	567,244	748,050
	$4,148,403	$2,551,665

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2023.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	May 31, 2023	February 28, 2023
Right-of-use asset	(unaudited)
Right-of-use asset, net	$98,636	$130,109

Lease liability
Current lease liability	$95,289	$122,924
Non-current lease liability	—	4,971
Total lease liability	$95,289	$127,895

Remaining lease term and discount rate	May 31, 2023
Weighted-average remaining lease term	10 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of May 31, 2023:

2023	$97,281
Thereafter	—
Less: imputed interest	(1,992)
Total lease liability	$95,289

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 10 - Convertible Note Payable

A Note Payable having a Face Value of $730,000 at May 1, 2022 and accruing interest at 20% is due on April 30, 2023. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

On April 28, 2023, the Company paid the Note Payable of $730,000.

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 11 - Common Stock

The Company issued 1,261,566 shares of common stock for the year ended February 28, 2022 for consideration of $5,694,499, including 125,000 shares of common stock to consultants.

The Company issued 2,477,200 shares of common stock during the fiscal year ended February 28, 2022 pursuant to the conversion of promissory notes in the aggregate amount of $1,941,000.

The Company cancelled 15,000 shares of common stock during the fiscal year ended February 28, 2022 pursuant to a financial advisory service agreement.

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

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

On October 24, 2022, the Company issued 100,000 shares of our common stock at price of $2.00 per share to two individuals pursuant to the exercise of warrants.

On October 24, 2022, the Company issued 70,000 shares of our common stock at price of $3.00 per share to one individual pursuant to the exercise of warrants.

On November 3, 2022, the Company issued 20,000 shares of our common stock at price of $3.00 per share to two individuals pursuant to the exercise of warrants.

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 11 - Common Stock (continued)

On February 7, 2023, the Company issued 25,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement.

On February 15, 2023, the Company issued 500,000 shares of common stock at price of $2.00 per share to its primary lender pursuant to the conversion of $1,000,000 of principal amount of the convertible promissory note (the “Note”) issued to the Company’s primary lender on August 9, 2022.

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

As of May 31, 2023 there were 51,988,030 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at May 31, 2023, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Issued in Connection with August 2022 Offering	3,478,261	$1.75
Expired	(50,000)	$3.00
Issued in Connection with August 2022 Offering	168,000	$1.75
Issued in Connection with September 2022 Offering	350,000	$5.00
Issued in Connection with November 2022 Offering	28,312	$8.22
Issued in Connection with November 2022 Offering	10,000	$6.70
Exercised	(100,000)	$2.00
Exercised	(90,000)	$3.00
Issued in Connection with October 2022 Offering	125,000	$5.00
Cashless Exercised	(3,478,261)	$1.75
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Balance, May 31, 2023	2,078,980	$3.44

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

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants (continued)

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

On April 18, 2023, the Company received $60,000 from the exercise of warrants for the purchase of 20,000 shares of common stock of the Company at a price of $3.00 per share from 1 individual.

On April 19, 2023, 188,500 stock purchase warrants at an exercise price of $2.00 per share have expired.

A summary of share purchase warrants outstanding and exercisable as at May 31, 2023 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$3.00	1,397,668	0.12	13-Jul-2023
$1.75	168,000	4.19	9-Aug-2027
$5.00	350,000	1.30	19-Sep-2024
$8.22	28,312	2.43	4-Nov-2025
$6.70	10,000	2.48	21-Nov-2025
$5.00	125,000	1.34	1-Oct-2024
$3.44	2,078,980

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Stock Options

On December 28, 2021, we granted an aggregate of 4,545,000 stock options pursuant to our 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant. At our annual meeting of stockholders held on February 17, 2023, the stockholder approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2023	February 28, 2023
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

A continuity schedule of outstanding stock options as at May 31, 2023, and the changes during the three months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2023	2,142,600	$3.84
Vested	—	—
Cancelled/Forfeited	—	—
Expired	—	—
Balance, May 31, 2023	2,142,600	$3.84

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	May 31, 2023	February 28, 2023
Number of Options Exercised on Forfeiture Basis	—	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	—
Total Number of Shares Issued Upon Exercise of Options	—	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Stock Options (continued)

A continuity schedule of outstanding unvested stock options at May 31, 2023, and the changes during the three months periods, is as follows

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2021	—	—
Granted	4,545,000	$6.46
Vested	(909,000)	$6.46
Balance, February 28, 2022	3,636,000	$6.46
Vested	(714,200)	$6.46
Cancelled / Forfeited	(779,200)	$6.46
Balance, February 28, 2023	2,142,600	$6.46
Vested	—	—
Cancelled / Forfeited	—	—
Balance, May 31, 2023	2,142,600	$6.46

As at May 31, 2023, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price is lower than the strike price.

A summary of stock options outstanding and exercisable as at May 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at May 31, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at May 31, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)
$7.00 to $9.00	2,142,600	$3.84	3.58	1,623,200	$3.84	3.58

	2,142,600	$3.84	3.58	1,623,200	$3.84	3.58

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended
	May 31, 2023	May 31, 2022
Numerator - basic and diluted
Net Loss	$(1,264,262)	$(1,444,668)
Denominator
Weighted average number of common shares outstanding — basic	51,479,890	42,693,999
Weighted average number of common shares outstanding — diluted	51,479,890	42,693,999
Loss per common share — basic	$(0.02)	$(0.03)
Loss per common share — diluted	$(0.02)	$(0.03)

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2023 and 2022.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2023 and 2022.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2023 and 2022 are as follows:

	For the three months ended
	May 31, 2023	May 31, 2022
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At May 31, 2023 and February 28, 2023, the Company has a deferred tax asset of $316,368 and $1,884,786, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At May 31, 2023 and February 28, 2023, the valuation allowance was $316,368 and $1,884,786, respectively.

	May 31, 2023	February 28, 2023
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$316,368	$1,884,786
Valuation allowance	(316,368)	(1,884,786)
Deferred tax asset, net	$—	$—

FINGERMOTION, INC.

Three months ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 15 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2023, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2023, our most recently completed year end, to May 31, 2023, and our results of operations for the three months ended May 31, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

To operate, the VIE and Beijing XunLian TianXia Technology Co., Ltd. are required to obtain, and have obtained, a value-added telecommunications business licence from PRC authorities. In connection with our previous issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this periodic report on Form 10-Q, we, our PRC subsidiaries and the VIE, (i) are not required to obtain permissions from the CSRC except that as of March 31, 2023 we may have to file with the CSRC with respect to a new offering of our securities, (ii) are not required to go through cybersecurity review by the CAC, and (iii) have received or were not denied such requisite permissions by any PRC authority. If we, our subsidiaries or the VIE (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be subject to government enforcement actions, investigations, penalties, sanctions and fines imposed by the CSRC, the CAC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiary may be ordered to suspend and its business qualifications and licences may be revoked.

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

The VIE Agreements included:

●	a consulting services agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology (the “JiuGe Technology Consulting Services Agreement”). This agreement was duly signed among the WFOE and the VIE. Under this agreement, the WFOE will provide the following services to the VIE on an exclusive basis: (i) providing a comprehensive solution for all technical issues required for the VIE’s business; (ii) providing training to the professional technicians of the VIE; (iii) assisting the VIE in collecting technical and commercial information and conducting market surveys; (iv) assisting the VIE in procuring business opportunities to obtain contracts awarded by the telecom carries in China and maintaining the commercial relationship with the telecom carries; (v) introducing clients to the VIE and assisting the VIE in developing commercial and cooperative relationship with the clients; (vi) providing suggestions and opinions on establishment and improvement of the VIE’s corporate structure, management system and departmental organization; (vii) assisting the VIE in formulating annual business plans, the draft of which shall be made available to WFOE by the VIE prior to the end of November each year; (viii) granting license to the VIE to use WFOE’s intellectual property necessary for the services; and (ix) providing other consulting and technical services at the request of the VIE. The VIE will pay to the WFOE service fees equivalent to the after-tax net profits distributable by the VIE to its shareholder each year, as set forth in the audited financial statements in accordance with the PRC accounting standards, ensuring all the distributable profits of the VIE will be dispatched to the WFOE. The VIE may not assign any of its rights and obligations under the JiuGe Technology Consulting Services Agreement without prior written consent of the WFOE. This agreement ensures that the WFOE and investors will be able to legally obtain the profits of the VIE, and transfer them to the WFOE more conveniently in the form of “service fee”;

●	a loan agreement through which JiuGe Management grants a loan to the Legal Representative of JiuGe Technology for the purpose of capital contribution (the “JiuGe Technology Loan Agreement”). This agreement was duly signed between the WFOE and Ms. Li Li. Under this agreement, the WFOE loaned RMB 10,000,000 to Ms. Li Li, as the sole shareholder of the VIE, solely for the purpose of the capital contribution of the subscribed capital of the VIE. The WFOE has the right to convert the whole or any part of the outstanding principal amount into the equity interests in the VIE and may demand repayment of any or all of the principal amount/ As security for performance and discharge of Ms. Li Li’s obligations under the JiuGe Technology Loan Agreement, Ms. Li Li pledged 100% equity interests in the VIE, representing the entire registered capital of the VIE, by way of first-ranking security to the WFOE. This agreement could constrain Ms. Li Li to cooperate with WFOE’s instructions and avoid damaging the rights and interests of the WFOE and investors;

●	a power of attorney agreement under which the owner of JiuGe Technology has vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s) (the “JiuGe Technology Power of Attorney Agreement”). The Power of Attorney Agreement was duly issued by Ms. Li Li to the WFOE. Under the JiuGe Technology Power of Attorney Agreement, the WFOE is the exclusive agent who may exercise, at WFOE’s sole discretion, all the rights and powers in respect of all the 100% equity interests held by Ms. Li Li in the VIE on Ms. LI Li’s behalf, including without limitation to propose to convene, attend and vote at the shareholder’s meeting of the VIE. Ms. Li Li cannot assign her rights and obligations under the JiuGe Technology Power of Attorney Agreement without prior written consent of the WFOE and the WFOE will bear its own costs, expenses and fees in connection with performance of the JiuGe Technology Power of Attorney Agreement. This agreement ensures that the WFOE can replace Ms. LI Li in the operation and management of the VIE, and controlling its assets;

●	a call option agreement under which the owner of JiuGe Technology has granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party (the “JiuGe Technology Call Option Agreement”). This agreement was duly signed by and among Ms. Li Li, the WFOE and the VIE. Under this agreement, the WFOE has an exclusive, irrevocable and unconditional option to purchase or to designate a third party to purchase 100% equity interests of the VIE at RMB one (1) yuan or the lowest amount of consideration permitted under the laws of PRC at any time, giving the WFOE a sole discretion to exercise such option at any time and in any manner as permitted by the laws of PRC. Pursuant to the JiuGe Technology Call Option Agreement, Ms. Li Li may not, without prior written consent of the WFOE: (i) transfer or dispose of the equity interests in the VIE or the assets of the VIE in any manner; (ii) create any encumbrance of any kind over the equity interests in the VIE, other than the VIE Agreements; and (iii) resolve to or procure the VIE to: (a) change its registered capital; (b) amend its articles of association; (c) change any of its shareholders; (d) appoint, remove or replace its senior management; (e) make or receive investment of any kind or merge or consolidate with any entity; (f) change information filed at the competent authorities in the PRC; (g) make any lending or borrowing or provide security of any kind; (h) pay, make or declare any dividend, charge, fee or other distribution of any kind; (i) incure, create or permit to subsist or have any outstanding financial indebtedness; (j) enter into any agreements that conflict with the JiuGe Technology Call Option Agreement; or (k) do any acts that would adversely impair the VIE’s ability to perform the obligations under the VIE Agreements. Neither Ms. Li Li nor the VIE may assign any of its rights and obligations under the agreement without the prior written consent of WFOE or unilaterally terminate the agreement. This agreement is one of the guarantees for WFOE and investors to ensure that the VIE will not have any potential equity changes that endanger the rights and interests of WFOE and investors; and

●	a share pledge agreement under which the owner of JiuGe Technology has pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the JiuGe Technology Consulting Services Agreement (the “JiuGe Technology Share Pledge Agreement”). This agreement was duly signed among Ms. Li Li, the WFOE and the VIE. Under this agreement, all the equity interests of the VIE held by Ms. Li Li were pledged to the WFOE, giving the WFOE a right to exercise the share pledge where Ms. Li Li or the VIE violates the VIE Agreements. This measure under this agreement will result in the equity of the VIE being locked, making it impossible for any third party to legally obtain the equity of the VIE without the prior consent of the WFOE.

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

We conduct our mobile payment business through Shanghai JiuGe Technology Co., Ltd. (“JiuGe Technology”), our contractually controlled affiliate through the entry into the VIE Agreements in October 2018. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

Results of Operations

Three Months Ended May 31, 2023 Compared to Three Months Ended May 31, 2022

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022
Revenue	$12,169,091	$4,855,123
Cost of revenue	$(11,506,542)	$(4,478,052)
Total operating expenses	$(1,842,051)	$(1,812,491)
Total other income (expenses)	$(84,760)	$(9,248)
Net Loss attributable to the Company’s shareholders	$(1,265,471)	$(1,444,123)
Foreign currency translation adjustment	$413,808	$(305,370)
Comprehensive loss attributable to the Company	$(851,615)	$(1,749,404)
Basic Loss Per Share attributable to the Company	$(0.02)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.02)	$(0.03)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022	Change (%)
Telecommunication Products & Services	$12,011,264	$1,516,125	692%
SMS & MMS Business	$8,121	$3,338,998	-100%
Big Data	$149,706	$—	100%
Total Revenue	$12,169,091	$4,855,123	151%

We recorded $12,169,091 in revenue for the quarter ended May 31, 2023, an increase of $7,313,968 or 151%, compared to the quarter ended May 31, 2022. This increase resulted from an increase in revenue of $10,459,139 and $149,706 from our Telecommunication Products & Services and Big Data business, respectively, offset in part by a decrease in revenue of $3,330,877 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The increase in this line of business especially in the mobile recharge revenue was evident as we deployed certain funding that we had secured in the last few months to this line of business. We plan to continue to develop our mobile recharge business and expect that revenues would continue to grow further when we continue to deploy more funds. In contrast, our SMS texting service has shown a drop in revenue as compared to last year. Declining revenue was attributed to a shift in our risk management focus. However, we believe this business will still be a major revenue and profit contributor to our overall financial health and ongoing effort are being undertaken to improve this line of business. In FY2021, our Big Data division secured a contract with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. Building upon the successful implementation of the initial phase, Pacific Life Re proceeded with Phase 2 in the previous fiscal year. During the last quarter of FY2022, we established a collaborative research alliance with Munich Re in extending behavioural analytics to enhance understanding of morbidity and behavioural patterns in the Chinese market. The objective is to create value for both insurers and the end insurance consumers through technology advancements, improved product offerings and enhanced customer experiences. The collaboration with Munich Re was further extended in the last quarter of FY2023.The revenue recorded during the current quarter in our Big Data division is a result of both the contracts with Pacific Life Re and Munich Re.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022
Telecommunication Products & Services	$11,499,466	$1,220,962
SMS & MMS Business	$7,076	$3,257,090
Big Data	$—	$—
Total Cost of Revenue	$11,506,542	$4,478,052

We recorded $11,506,542 in costs of revenue for the quarter ended May 31, 2023, an increase of $7,028,490 or 157%, compared to the quarter ended May 31, 2022. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the quarter ended May 31, 2023 was $662,549, an increase of $285,478 or 76%, compared to the quarter ended May 31, 2022. This increase in gross profit resulted from higher revenue for the period.

Amortization & Depreciation

We recorded depreciation of $18,342 for fixed assets for the quarter ended May 31, 2023, an increase of $4,170 or 29%, compared to the quarter ended May 31, 2022.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022
Accounting	$33,086	$49,377
Consulting	$396,033	$321,615
Entertainment	$73,239	$46,389
IT	$43,887	$9,091
Rent	$38,442	$33,269
Salaries & Wages	$489,706	$560,323
Technical Fee	$37,618	$23,370
Travelling	$47,361	$7,410
Others	$202,618	$188,706
Total G&A Expenses	$1,361,990	$1,239,550

We recorded $1,361,990 in general and administrative expenses for the quarter ended May 31, 2023, an increase of $122,440 or 10%, compared to the quarter ended May 31, 2022. The key increases, especially for consulting, entertainment, and travelling in the quarter ended May 31, 2023 as compared to the previous quarter ended May 31, 2022, were mainly a result of potential funding activities being undertaken and IT & Technical Fees. As for the IT and Technical Fees, we are putting more resources into the development and enhancement of our platform.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022
Marketing Cost	$(6,841)	$57,191

We recorded ($6,841) in marketing cost for the quarter ended May 31, 2023 for our telecommunication products and services business due to overprovision no longer required and now adjusted. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022
Research & Development	$172,099	$211,647

We incurred fees of $172,099 in research & development for the quarter ended May 31, 2023 as compared to $211,647 for the quarter ended May 31, 2022. The decrease of $39,548 or 19% was due to the savings from data access and usage fee charged by telecommunications company.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioral analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed a new agreement to advance to the next phase of collaboration with Pacific Life Re in Asia.

●	Upgrade of the analytic engine – We have enriched the algorithms with more elaborative auxiliary data, which, in conjunction with the existing information system and records, will lend transformational support and capabilities to the analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated our analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – Our risk rating services platform is built on an application programming interface (API) structure that is integrated with our partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with our partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (one other applications is still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	May 31, 2023	May 31, 2022
Share compensation expenses	$296,461	$289,931

We incurred fees of $296,461 in share issuance for consultants in consideration of the services which have been provided to the company for the quarter ended May 31, 2023 as compared to $289,931 for the quarter ended May 31, 2022. The increase of $6,530 or 2% was due to the engagement of consultants to the Company that were compensated with shares of the company. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $1,842,051 in operating expenses for the quarter ended May 31, 2023, as compared to $1,812,491 in operating expenses for the quarter ended May 31, 2022. The increase of $29,560 or 2%, for the quarter ended May 31, 2023 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,265,471 for the quarter ended May 31, 2023 and $1,444,123 for the quarter ended May 31, 2022. The decrease in net loss attributable to the Company’s shareholders of $178,652 or 12% resulted primarily from the higher revenue and gross profit as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of May 31, 2023 and February 28, 2023:

	As at May 31, 2023	As at February 28, 2023
Cash and cash equivalents	$5,424,912	$9,240,241
Working capital	$13,760,043	$15,229,331

At May 31, 2023, we had cash and cash equivalents of $5,424,912, as compared to cash and cash equivalents of $9,240,241 at February 28, 2023. In order for us to continue to operate our mobile payment business, we must deposit funds with our telecommunication companies from time to time in order to obtain access to the mobile data and talk time we make available to consumers on our portal. With the recent funds that we have managed to raise, we have deployed some of these funds into operations to increase our prepayments and deposits with the telecommunication companies and in return able to generate a higher revenue. Accordingly, the amount of cash we have on hand fluctuates significantly from period to period as explained above to ensure our cash is being used efficiently by our operations to generate revenues. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand, cash equivalents, and short-term investments, along with our revenues from operations, will fund our projected operating requirements, fund our current operations and repay our outstanding indebtedness, in each case, for at least the next 12 months. However, to grow our business substantially, we will need to increase the amount of funds we have deposited with the telecommunications companies for which we process mobile recharge payments. Accordingly, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $60,000 through the sale of shares of our common stock in a private placement transaction exempt from the registration requirements of the Securities Act during the period ended May 31, 2023.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the three months ended
	May 31, 2023	May 31, 2022
Net cash used in operating activities	$(2,577,951)	$(421,968)
Net cash used in investing activities	$(380)	$—
Net cash provided by financing activities	$(1,075,333)	$730,000
Effect of exchange rates on cash & cash equivalents	$(161,665)	$35,583
Net increase (decrease) in cash and cash equivalents	$(3,815,329)	$343,615

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $2,155,983 in the three months ended May 31, 2023 compared to the three months ended May 31, 2022, primarily due to an increase in account receivable of ($322,774) (May 31, 2022: $887,094), increase in other receivable of ($1,659,906) (May 31, 2022: $975), decrease in accrual and other payable of ($645,872) (May 31, 2022: $832,880) and decrease in lease liability of ($1,188) (May 31, 2022: $Nil); offset by decrease in prepayment and deposit of $899,836 (May 31, 2022: $326,836) and increase in accounts payable of $32,328 (May 31, 2022: ($1,418,270)).

Cash Flow used in Investing Activities

During the quarter ended May 31, 2023, net cash used in investing activities increased by $380 compared to $Nil in the quarter ended May 31, 2022. The increase resulted from the purchase of equipment.

Cash Flow provided by Financing Activities

During the quarter ended May 31, 2023, net cash provided by financing activities decreased by $1,805,333 compared to $730,000 provided by financing activities in the quarter ended May 31, 2022. The decrease was primarily due to the repayment of convertible notes.

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

Critical Accounting Policies

For a complete summary of all our significant accounting policies refer to Note 2: Summary of Principal Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 28, 2023 filed with the SEC on May 30, 2023.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 28, 2023 filed with the SEC on May 30, 2023.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of May 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of May 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of May 31, 2023. Management has continued to monitor the implementation of the remediation plan described below.

Management’s quarterly report on internal control over financial reporting

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

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources, management is in the process of building the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR as follows:

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

Notwithstanding the assessment that our ICFR was not effective as of May 31, 2023 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $1.26 million during the three-month period ended May 31, 2023 and net losses of approximately $7.5 million, $4.9 million and $4.3 million for the years ended February 28, 2023, 2022 and 2021, respectively. At May 31, 2023 and February 28, 2023, we had an accumulated deficit of approximately $25.9 million and $24.7 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Some of our staff is not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the SOA. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the SOA. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

The audit report included in our Annual Report for the fiscal year ended February 28, 2023 was prepared by an auditor who was being inspected by the PCAOB. However, if PCAOB inspection is not able to be completed or completed in a timely manner, we could be delisted if we are unable to meet the PCAOB inspection requirements established by the HFCAA.

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

FINGERMOTION, INC.

Dated: July 14, 2023	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)