Form 10-K/A
period 2023-02-28
FingerMotion, Inc.
filed 2023-08-31
CIK 1602409

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

EXPLANATORY NOTE

Fingermotion, Inc. (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, to:

(a)	Correct an error in the treatment of stock options in the Summary Compensation Table and the Director Compensation Table included in Item 11 in relation to, respectively, our Named Executive Officers and the Directors for the fiscal years ended February 28, 2023, and February 28, 2022, in accordance with items 402(n) and (r) of Regulation S-K, and Accounting Standards Codification (“ASC”) Topic 718. In each case, the value of stock options is now correctly reported based on the aggregate grant date fair value for the entire amount, as per the definitions and guidelines outlined in ASC Topic 718. The valuation methodology, using the Black-Scholes model, remains unchanged. This correction does not impact the financial statements of the Company, as the Summary Compensation Table and the Director Compensation Table are disclosure requirements under Items 402(n) and (r), respectively, of the Regulation S-K and does not affect the Statement of Earnings or Shareholders’ Equity.

(b)	Add Terren S. Peizer, Acuitas Group Holdings, LLC and Acuitas Capital LLC as major stockholders to the table included in Item 12 which sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 22, 2023, by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group.

This Amendment No. 1 to Form 10-K amends Items 11 and 12 of the Annual Report on Form 10-K that we filed on May 30, 2023 (the “Original Form 10-K”). Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date that the Original Form 10-K was filed or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Form 10-K/A. The remainder of the Original Form 10-K filed with the Securities and Exchange Commission on May 30, 2023, remains unchanged.

PART III

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Martin J. Shen (1) CEO	2023 2022	180,000 180,000	— —	— —	— 62,100	— —	— —	— —	180,000 242,100
Yew Hon Lee (2) CFO	2023 2022	84,000 72,000	— —	— —	— 59,670	— —	— —	— —	84,000 131,670
Li Li Legal Representative and General Manager of JiuGe Technology	2023 2022	133,745 130,586	— —	— —	— 113,400	— —	— —	— —	133,745 243,986

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

(3)

For Fiscal 2022, these amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on December 28, 2021: exercise price: $8.00; expected risk free interest rate: 1.06%; expected annual volatility: 15.27%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $235,170.

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

Compensation Policies and Practices and Risk Management

One of the responsibilities of our Compensation Committee and our Board, in its role in setting executive compensation and overseeing our various compensation programs, is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. These equity incentives have historically been in the form of stock grants to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. The Compensation Committee is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with the avoidance or elimination of risk and the enhancement of long-term stockholder value.

Director Compensation

Each of our directors receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our non-executive directors for Fiscal 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yew Poh Leong	24,000	—	—	—	—	—	24,000
Michael Chan	24,000	—	—	—	—	—	24,000
Hsien Loong Wong	24,000	—	—	—	—	—	24,000
Eng Ho Ng	24,000	—	—	—	—	—	24,000

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	797,000	(2)	1.5%

Yew Hon Lee, Chief Financial Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	538,400	(3)	1.0%

Yew Poh Leong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	281,400	(4)	*

Michael Chan, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	281,400	(5)	*

Hsien Loong Wong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	401,400	(6)	*

Eng Ho Ng, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	25,200	(7)	*

Li Li, Legal Representative and General Manager of JiuGe Technology c/o 111 Somerset Road, Level 3, Singapore, 238164	2,368,000	(8)	4.5%

All directors and executive officers as a group (7 persons)	4,692,800	(9)	8.9%

Major Stockholders:

Choe Yang Yeat 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200 Malaysia	7,238,400	(10)	13.9%

Cheong Chee Ming Unit A 19/F Times Media Centre 133 Wan Chai Road Wan Chai Hong Kong	3,970,000		7.6%

Liew Yow Ming 190 Depot Road, #18-19 The Interlace Condominium Singapore 109689	3,220,200	(11)	6.2%

Terren S. Peizer Acuitas Group Holdings, LLC Acuitas Capital LLC 2001 Wilshire Boulevard, Suite 330 Santa Monica, California 90403	4,000,000	(12)	7.7%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of May 22, 2023, there were 51,988,030 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 705,000 shares of common stock, and (ii) stock options to purchase 92,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 450,000 shares of common stock, and (ii) stock options to purchase 88,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 31,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 31,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents (i) 370,000 shares of common stock, and (ii) stock options to purchase 31,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents stock options to purchase 25,200 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)	This figure represents (i) 2,200,000 shares of common stock, and (ii) stock options to purchase 168,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)	This figure represents (i) 4,225,000 shares of common stock, and (ii) stock options to purchase 467,800 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)	This figure represents (i) 7,200,000 shares of common stock held by Ever Sino International Limited over which Mr. Choe Yang Yeat has sole voting and dispositive power, and (ii) stock options held directly by Mr. Choe to purchase 38,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)	This figure represents 3,220,200 shares of common stock.

(12)	This figure represents (i) 1,000,000 shares of common stock held directly by Acuitas Group Holdings, LLC, a California limited liability company (“Acuitas”), and (ii) 3,000,000 shares of common stock held directly by Acuitas Capital LLC, a Delaware limited liability company (“Acuitas Capital”) wholly-owned by Acuitas. Acuitas is a private investment vehicle beneficially owned and controlled by Terren S. Peizer. Mr. Peizer is the sole member and Chairman and managing member of Acuitas and, in such capacity, exercises the sole voting and investment power over the shares of common stock held for the accounts of Acuitas and Acuitas Capital.

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

PART IV

ITEM 15 – EXHIBITS

Exhibit No.	Document
2.1(4)	Share Exchange Agreement among FingerMotion, Inc., Finger Motion Company Limited and the Shareholders of Finger Motion Company Limited, dated July 13, 2017
3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(7)	Amended and Restated Bylaws
4.1(14)	Description of Registrant’s Securities
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(5)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(5)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(5)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(5)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(12)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(6)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
10.8(10)	2021 Stock Incentive Plan
10.9(9)	Convertible Promissory Note in the amount of US$730,000 issued by FingerMotion, Inc. in favor of Dr. Liew Yow Ming, dated May 1, 2022
10.10(11)	Securities Purchase Agreement between FingerMotion, Inc. and Lind Global Fund II LP, dated August 9, 2022
10.11(11)	Senior Secured Convertible Promissory Note, dated August 9, 2022, issued by FingerMotion, Inc. to Lind Global Fund II LP(†)
10.12(11)	Security Agreement between FingerMotion, Inc. and Lind Global Fund II LP, dated August 9, 2022
10.13(11)	Guaranty, dated August 9, 2022, made by each of Finger Motion Company Limited, Finger Motion (CN) Global Limited, Finger Motion (CN) Limited, Shanghai JiuGe Business Management Co., Ltd., Finger Motion Financial Group Limited and Finger Motion Financial Company Limited, in favor of Lind Global Fund II LP
10.14(13)	2023 Stock Incentive Plan
14.1(8)	Code of Business Conduct and Ethics
21.1(14)	Subsidiaries of FingerMotion, Inc.
23.1(14)	Consent of Centurion ZD CPA & Co.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith

(**)	Furnished herewith

(†)	Portions of this exhibit have been omitted

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 5, 2022

(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on May 31, 2022

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 15, 2022

(12)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 5, 2023 (No. 333-267332)

(13)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on February 28, 2023 (No. 333-270094)

(14)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on May 30, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: August 31, 2023	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)