Form 10-Q
period 2023-08-31
FingerMotion, Inc.
filed 2023-10-13
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 52,545,350 shares of common stock outstanding as of October 12, 2023.

FINGERMOTION, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended August 31, 2023

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2023	2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$4,043,279	$9,240,241
Accounts receivable	8,581,783	1,334,884
Prepayment and deposit	3,673,468	4,139,061
Other receivables	3,817,624	2,551,665
Total Current Assets	20,116,154	17,265,851
Non-current Assets
Equipment	60,156	78,098
Intangible assets	50,016	73,066
Right-of-use asset	68,999	130,109
Total Non-current Assets	179,171	281,273

TOTAL ASSETS	$20,295,325	$17,547,124

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$5,353,727	$27,371
Accrual and other payables	666,865	1,096,225
Stock subscription payables	—	60,000
Convertible notes payable, current portion	—	730,000
Lease liability, current portion	64,210	122,924
Total Current Liabilities	6,084,802	2,036,520
Non-current Liabilities
Convertible note payable, non-current portion	—	2,533,333
Lease liability, non-current portion	—	4,971
Total Non-current Liabilities	—	2,538,304

TOTAL LIABILITIES	$6,084,802	$4,574,824

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 52,381,952 shares and 49,432,214 issued and outstanding at August 31, 2023 and February 28, 2023 respectively	5,238	4,943

Additional paid-in capital	40,083,905	37,406,415

Additional paid-in capital - stock options	1,115,750	632,664

Accumulated deficit	(26,090,866)	(24,691,314)

Accumulated other comprehensive income	(915,426)	(391,692)

Stockholders’ equity before non-controlling interests	14,198,601	12,961,016

Non-controlling interests	11,922	11,284

TOTAL SHAREHOLDERS’ EQUITY	14,210,523	12,972,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,295,325	$17,547,124

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2023	2022	2023	2022
Revenue	$9,279,166	$4,982,957	$21,448,257	$9,838,080
Cost of revenue	(7,437,632)	(4,565,173)	(18,944,174)	(9,043,225)

Gross profit	1,841,534	417,784	2,504,083	794,855

Amortization & Depreciation	(17,671)	(13,466)	(36,013)	(27,638)
General & administrative expenses	(1,634,356)	(1,275,869)	(2,996,346)	(2,515,419)
Marketing Cost	(58,437)	(169,389)	(51,596)	(226,580)
Research & Development	(176,956)	(198,104)	(349,055)	(409,751)
Stock compensation expenses	(154,418)	(254,547)	(450,879)	(544,478)

Total operating expenses	(2,041,838)	(1,911,375)	(3,883,889)	(3,723,866)

Net loss from operations	(200,304)	(1,493,591)	(1,379,806)	(2,929,011)

Other income (expense):
Interest income	13,982	700	36,847	1,457
Interest expense	—	(89,646)	(121,451)	(104,477)
Exchange gain (loss)	(2,030)	(346)	(2,028)	(618)
Other income	53,700	44,788	67,524	49,886
Total other income (expense)	65,652	(44,504)	(19,108)	(53,752)

Net loss before income tax	$(134,652)	$(1,538,095)	$(1,398,914)	$(2,982,763)
Income tax expenses	—	—	—	—
Net loss	$(134,652)	$(1,538,095)	$(1,398,914)	$(2,982,763)

Less: Net profit (loss) attributable to the non-controlling interest	(571)	(730)	638	(1,275)

Net loss attributable to the Company’s shareholders	$(134,081)	$(1,537,365)	$(1,399,552)	$(2,981,488)

Other comprehensive income:
Foreign currency translation adjustments	(937,542)	(223,793)	(523,734)	(529,163)
Comprehensive loss	$(1,071,623)	$(1,761,158)	$(1,923,286)	$(3,510,651)
Less: Comprehensive loss attributable to non-controlling interest	(196)	(318)	(244)	(407)
Comprehensive loss attributable to the Company	$(1,071,427)	$(1,760,840)	$(1,923,042)	$(3,510,244)

NET PROFIT (LOSS) PER SHARE
Loss Per Share - Basic	$0.00	$(0.04)	$(0.03)	$(0.07)
Loss Per Share - Diluted	$0.00	$(0.04)	$(0.03)	$(0.07)

NET PROFIT (LOSS) PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$0.00	$(0.04)	$(0.03)	$(0.07)
Loss Per Share - Diluted	$0.00	$(0.04)	$(0.03)	$(0.07)

Weighted Average Common Shares Outstanding - Basic	52,115,546	42,811,064	51,797,718	42,752,532
Weighted Average Common Shares Outstanding - Diluted	52,115,546	42,811,064	51,797,718	42,752,532

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	20,000	2	59,998	—	—	—	60,000	—	60,000
Common stock issued for professional service	70,000	7	124,243	—	—	—	124,250	—	124,250
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Accumulated other comprehensive income	—	—	—	—	—	413,808	413,808	—	413,808
Net profit (loss)	—	—	—	—	(1,265,471)	—	(1,265,471)	1,209	(1,264,262)

Balance at May 31, 2023	51,988,030	5,199	39,273,122	632,664	(25,956,785)	22,116	13,976,316	12,493	13,988,809

Common stock issued for cash	260,000	26	779,974	—	—	—	780,000	—	780,000
Common stock issued for professional service	12,500	1	30,821	—	—	—	30,822	—	30,822
Cashless exercise of warrants	121,422	12	(12)	—	—	—	—	—	—
Additional paid-in capital – stock options	—	—	—	483,086	—	—	483,086	—	483,086
Accumulated other comprehensive income	—	—	—	—	—	(937,542)	(937,542)	—	(937,542)
Net loss	—	—	—	—	(134,081)	—	(134,081)	(571)	(134,652)

Balance at August 31, 2023	52,381,952	5,238	40,083,905	1,115,750	(26,090,866)	(915,426)	14,198,601	11,922	14,210,523

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	150,000	15	435,235	—	—	—	435,250	—	435,250
Accumulated other comprehensive income	—	—	—	—	—	(305,370)	(305,370)	—	(305,370)
Net loss	—	—	—	—	(1,444,123)	—	(1,444,123)	(545)	(1,444,668)

Balance at May 31, 2022	42,777,260	4,278	22,166,176	356,328	(18,596,295)	(167,459)	3,763,028	10,434	3,773,462

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	80,000	8	157,242	—	—	—	157,250	—	157,250
Accumulated other comprehensive income	—	—	—	—	—	(223,793)	(223,793)	—	(223,793)
Net loss	—	—	—	—	(1,537,365)	—	(1,537,365)	(730)	(1,538,095)

Balance at August 31, 2022	42,857,260	4,286	22,323,418	356,328	(20,133,660)	(391,252)	2,159,120	9,704	2,168,824

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31,	August 31,
	2023	2022
Net loss	$(1,398,914)	$(2,982,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	629,304	722,642
Amortization and depreciation	36,013	27,638
Impairment of fixed assets	—	1,293

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,292,931)	1,686,094
(Increase) decrease in prepayment and deposit	329,727	(892,358)
(Increase) decrease in others receivable	(2,067,397)	14,789
(Increase) decrease in inventories	—	1,289
Increase (decrease) in accounts payable	5,327,561	(1,778,928)
Increase (decrease) in accrual and other payables	(434,852)	(585,539)
Increase (decrease) in due to lease liability	(2,673)	—
Net Cash provided by (used in) operating activities	(4,874,162)	(3,785,843)

Cash flows from investing activities
Purchase of equipment	(372)	(4,120)
Net cash provided by (used in) investing activities	(372)	(4,120)

Cash flows from financing activities
Proceed from convertible note	—	5,530,000
Repayment of convertible note	(1,135,333)	—
Common stock issued for cash	840,000	—
Net cash provided by (used in) financing activities	(295,333)	5,530,000

Effect of exchange rates on cash and cash equivalents	(27,095)	(217,408)

Net change in cash	(5,196,962)	1,522,629

Cash at beginning of period	9,240,241	461,933

Cash at end of period	$4,043,279	$1,984,562

Major non-cash transactions:
Conversion of loan payables to shares	$1,682,713	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

On March 7, 2019, JiuGe Technology also acquired 99% of the equity interest of Beijing XunLian (“BX”), a subsidiary that provides bulk distribution of SMS messages for JiuGe Technology customers at discounted rates.

Finger Motion Financial Company Limited was incorporated on January 24, 2020 and is 100% owned by FingerMotion, Inc. The company has been activated for the insurtech business during the last quarter of the fiscal year 2021 where the Big Data division secured its first contract and recorded revenue.

Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. was incorporated on December 23, 2020 for the purpose of venturing into the mobile phone sales in China. It is 99% owned by JiuGe Technology.

On February 5, 2021, JiuGe Technology disposed of its 99% owned subsidiary, Suzhou BuGuNiao Digital Technology Co., Ltd., which was established to venture into R&D projects.

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of August 31, 2023 and February 28, 2023:

Assets and liabilities of the VIE

	August 31, 2023	February 28, 2023
	(unaudited)
Current assets	$14,118,879	$6,706,994
Non-current assets	120,422	196,477
Total assets	$14,239,301	$6,903,471

Current liabilities	$16,865,849	$11,220,948
Non-current liabilities	—	4,971
Total liabilities	$16,865,849	$11,225,919

Assets and liabilities of the VIE Subsidiary

	August 31, 2023	February 28, 2023
	(unaudited)
Current assets	$816,799	$1,313,056
Non-current assets	6,508	7,304
Total assets	$823,307	$1,320,360

Current liabilities	$(290,974)	$219,724
Non-current liabilities	—	—
Total liabilities	$(290,974)	$219,724

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Six Months Ended August 31, 2023	For the Six Months Ended August 31, 2022
	(unaudited)	(unaudited)
Revenue	$13,654,271	$4,235,851
Cost of revenue	(11,604,478)	(3,653,565)
Gross profit	$2,049,793	$582,286

Amortization and depreciation	(12,750)	(3,094)
General and administrative expenses	(1,128,927)	(1,154,029)
Marketing cost	(3,865)	(193,776)
Research & development	(168,503)	(209,915)
Total operating expenses	$(1,314,045)	$(1,560,814)

Net profit (loss) from operations	$735,748	$(978,528)

Interest income	36,410	1,375
Other income	67,452	49,886
Total other income	$103,862	$51,261

Tax expense	—	—

Net profit (loss)	$839,610	$(927,267)

Operating Result of VIE Subsidiary

	For the Six Months Ended August 31, 2023	For the Six Months Ended August 31, 2022
	(unaudited)	(unaudited)
Revenue	$7,637,734	$5,539,728
Cost of revenue	(7,339,696)	(5,389,660)
Gross profit	$298,038	$150,068

Amortization and depreciation	(489)	(521)
General and administrative expenses	(144,805)	(200,341)
Marketing cost	(47,731)	(32,803)
Research & development	(41,635)	(43,943)
Total operating expenses	$(234,660)	$(277,608)

Net profit (loss) from operations	$63,378	$(127,540)

Interest income	311	70
Other income	72	—
Total other income	$383	$70

Tax expense	—	—

Net profit (loss)	$63,761	$(127,470)

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $26,090,866 and $24,691,314 as at August 31, 2023 and February 28, 2023 respectively, and had a net loss of $1,398,914 and $2,982,763 for the six months ended August 31, 2023 and 2022, respectively.

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

Note 4 - Revenue

We recorded $21,448,257 and $9,838,080 in revenue, respectively, for the six months ended August 31, 2023 and 2022.

	For the six months ended
	August 31, 2023	August 31, 2022
	(unaudited)	(unaudited)
Telecommunication Products & Services	$21,205,492	$4,326,623
SMS & MMS Business	16,313	5,448,957
Big Data	226,452	62,500
	$21,448,257	$9,838,080

Note 5 – Equipment

At August 31, 2023 and February 28, 2023, the company has the following amounts related to tangible assets:

	August 31, 2023	February 28, 2023
	(unaudited)
Equipment	$117,098	$120,996
Less: accumulated depreciation	(56,942)	(42,898)
Net equipment	$60,156	$78,098

No significant residual value is estimated for the equipment. Depreciation expense for the six months ended August 31, 2023 and 2022 totalled $15,616 and $5,878, respectively.

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At August 31, 2023 and February 28, 2023, the company has the following amounts related to intangible assets:

	August 31, 2023	February 28, 2023
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	202,806	212,128
	402,806	412,128
Less: accumulated amortization	(311,745)	(298,017)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$50,016	$73,066

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended August 31, 2023 and 2022 totalled $20,397 and $21,760, respectively.

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

	August 31, 2023	February 28, 2023
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$2,741,433	$2,492,795
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$2,741,433	$2,492,795
Others prepayment	800,300	1,047,631
Prepayment and deposit	$3,541,733	$3,540,426

	August 31, 2023	February 28, 2023
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$131,735	$598,635
Deposit received	-	-
Net Prepaid expenses for SMS	$131,735	$598,635
Others prepayment	—	—
Prepayment and deposit	$131,735	$598,635

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 8 – Other Receivables

At August 31, 2023 and February 28, 2023, the company has the following amounts related to other receivables:

	August 31, 2023	February 28, 2023
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,454,505	$1,082,636
In-transit capital injection for a subsidiary	689,293	720,979
Others	1,673,826	748,050
Other receivables	$3,817,624	$2,551,665

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2023.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	August 31, 2023	February 28, 2023
Right-of-use asset	(unaudited)
Right-of-use asset, net	$68,999	$130,109

Lease liability
Current lease liability	$64,210	$122,924
Non-current lease liability	—	4,971
Total lease liability	$64,210	$127,895

Remaining lease term and discount rate	August 31, 2023
Weighted-average remaining lease term	7 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of August 31, 2023:

2023	$65,168
Thereafter	—
Less: imputed interest	(958)
$64,210

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 10 - Convertible Note Payable

A Note Payable having a Face Value of $730,000 at May 1, 2022 and accruing interest at 20% was due on April 30, 2023. The note was convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

On April 28, 2023, the Company repaid the Note Payable of $730,000.

A secured, two-year, interest-free convertible promissory note with a principal amount of $4,800,000 was issued on August 9, 2022 representing a funded amount of $4,000,000 and a coupon of 20% (the “Note”). The principal amount was payable commencing 180 days after the issuance in 18 consecutive monthly payments, at the option of the Company, to be made in either cash, shares of common stock of the Company, or a combination of cash and shares of the common stock of the Company. The note shall be available to be converted by the holder any time after the earlier of 6 months from the date of issuance or the date of effectiveness of the registration statement covering the applicable conversion shares into $0.0001 par value Common stock at $2.00 per share subject to adjustment as provided therein.

An event of default under the Note occurred on November 4, 2022 and on November 21, 2022 pursuant to section 2.1(e) of the Note in relation to the closing of our private placements of shares of common stock in the aggregate amount of 2,887,500 shares at a price of $4.00 per share for gross proceeds of $11,550,000 (the “Private Placement Proceeds”).

Section 2.2 of the Note provided for the remedies upon an event of default, which as described in the Note, the holder may at any time at its option declare the Note immediately due and payable at an amount of 110% or 120% of the outstanding principal amount (the “Mandatory Default Amount”) depending on the type of event of default. In addition, upon an event of default, subject to any applicable cure periods, the holder may (a) from time-to-time demand that all or a portion of the outstanding principal amount be converted into shares of our common stock at the lower of (i) the conversion price ($2.00 per share) and (ii) 80% of the average of the three (3) lowest daily VWAPs during the twenty (20) days prior to the delivery of the conversion notice, or (b) exercise or otherwise enforce any one or more of the holder’s rights, powers, privileges, remedies and interests under the Note, the Purchase Agreement, the other transaction documents or applicable law.

The Mandatory Default Amount for an event of default under Section 2.1(e) of the Note is 110% of the outstanding principal amount of the Note, which is $5,280,000. However, the holder has not declared the Mandatory Default Amount due and payable, which is the trigger for accelerating the Mandatory Default Amount to be due and payable.

On February 15, 2023 and February 22, 2023, the Investor provided notice of partial conversion of the Note of 500,000 shares respectively on each date amounting to a total conversion of $2,000,000 of principal amount. On March 17, 2023, the Investor again provided notice of conversion of the Note of 2,465,816 shares amounting to a total of conversion of $2,128,000 of principal amount. On or about April 6, 2023, the Company paid the full outstanding balance of the Note which also included the 10% Mandatory Default Amount.

In addition, section 5.7 of the Purchase Agreement provides that if we issued any equity interests, other than “Exempted Securities” (as defined in the Purchase Agreement), for aggregate proceeds to us of greater than $10,000,000 during the term of the Purchase Agreement, excluding offering costs and other expenses, unless otherwise waived in writing by and at the discretion of the holder, we will direct 25% of such proceeds from such issuance to repay the Note. We have advised the holder that the aggregate Private Placement Proceeds exceeded $10,000,000 and the holder did not seek to waive or require payment of 25% of the proceeds as repayment of the Note.

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 11 - Common Stock (continued)

On February 7, 2023, the Company issued 25,000 shares of our common stock at a deemed price of $1.22 per share to one entity pursuant to a consulting agreement.

On February 15, 2023, the Company issued 500,000 shares of common stock at price of $ 2.00 per share to its primary lender pursuant to the conversion of $1,000,000 of principal amount of the convertible promissory note (the “Note”) issued to the Company’s primary lender on August 9, 2022.

On February 22, 2023, the Company issued 500,000 shares of common stock at price of $2.00 per share to its primary lender pursuant to the conversion of $1,000,000 of principal amount of the convertible promissory note (the “Note”) issued to the Company’s primary lender on August 9, 2022

On February 28, 2023, the Company issued 150,000 shares of our common stock at a deemed price of $ 0.74 per share to one individual pursuant to a consulting agreement.

On February 28, 2023, the Company issued 7,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement.

On March 17, 2023, the Company issued 2,465,816 shares of common stock at price of $0.863 per share to our primary lender pursuant to the conversion of $2,128,000 of principal amount of the Note issued to our primary lender on August 9, 2022.

On April 18, 2023, the Company issued 20,000 shares of common stock at a price of $3.00 per share pursuant to the exercise of warrants.

On April 24, 2023, the Company issued 70,000 shares of our common stock at a deemed price of $1.64 per share to one entity pursuant to a consulting agreement.

On July 17, 2023, the Company issued 121,422 shares of our common stock at a deemed price of $1.75 per share to The Benchmark Company, LLC (“Benchmark”) pursuant to the cashless exercise of warrants.

On August 3, 2023, the Company issued 260,000 shares of our common stock at a price of $3.00 per share to three individuals pursuant to the exercise of warrants.

On August 3, 2023, the Company issued 12,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement.

As of August 31, 2023 there were 52,381,952 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at August 31, 2023, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Issued in Connection with August 2022 Offering	3,478,261	$1.75
Expired	(50,000)	$3.00
Issued in Connection with August 2022 Offering	168,000	$1.75
Issued in Connection with September 2022 Offering	350,000	$5.00
Issued in Connection with November 2022 Offering	28,312	$8.22
Issued in Connection with November 2022 Offering	10,000	$6.70
Exercised	(100,000)	$2.00
Exercised	(90,000)	$3.00
Issued in Connection with October 2022 Offering	125,000	$5.00
Cashless Exercised	(3,478,261)	$1.75
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Exercised	(260,000)	$3.00
Expired	(1,137,668)	$3.00
Cashless Exercised	(168,000)	$1.75
Balance, August 31, 2023	513,312	$5.21

During Fiscal 2023 and Fiscal 2022, we received cash proceeds totalling $470,000 and $539,998, respectively, from the exercise of stock purchase warrants.

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

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants (continued)

On November 29, 2022, the Company issued 168,000 common stock purchase warrants to purchase 168,000 shares of its common stock at a price of $1.75 per share until August 9, 2027 to Benchmark pursuant to a financial advisory agreement.

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

On April 19, 2023, 188,500 stock purchase warrants having an exercise price of $2.00 per share expired.

On July 13, 2023, the Company received $780,000 from the exercise of warrants for the purchase of 260,000 shares of common stock of the Company at a price of $3.00 per share from three individuals.

On July 13, 2023, 1,137,668 stock purchase warrants having an exercise price of $3.00 per share expired.

On July 17, 2023, Benchmark exercised 168,000 warrants on the cashless exercise basis resulting in the issuance of 121,422 shares of common stock.

A summary of share purchase warrants outstanding and exercisable as at August 31, 2023 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$5.00	350,000	1.05	19-Sep-2024
$8.22	28,312	2.18	4-Nov-2025
$6.70	10,000	2.22	21-Nov-2025
$5.00	125,000	1.08	1-Oct-2024
$5.21	513,312

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Stock Options

On December 28, 2021, the Company granted an aggregate of 4,545,000 stock options pursuant to the Company’s 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant. At our annual meeting of stockholders held on February 17, 2023, the stockholder approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2023	February 28, 2023
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

On July 28, 2023, the Company granted an aggregate of 2,648,500 stock options pursuant to the Company’s 2023 Stock Incentive Plan having an exercise price of $4.62 per share and an expiry date of five years from the date of grant to 22 individuals who were employees and consultants of the Company’s subsidiaries and contractually controlled affiliate. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third and fourth anniversary of the date of grant.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2023	February 28, 2023
Expected Risk-Free Interest Rate	5.37%
Expected Volatility	25.48%
Expected Life in Years	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$

A continuity schedule of outstanding stock options as at August 31, 2023, and the changes during the six months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2023	2,142,600	$3.84
Vested	—	—
Cancelled/Forfeited	—	—
Expired	—	—
Balance, May 31, 2023	2,142,600	$3.84
Stock Options Grant - July 28, 2023	2,648,500	4.62
Vested – July 28, 2023	(529,700)	4.62
Balance, August 31, 2023	4,261,400	$4.23

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	August 31, 2023	February 28, 2023
Number of Options Exercised on Forfeiture Basis	—	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	—
Total Number of Shares Issued Upon Exercise of Options	—	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at August 31, 2023, and the changes during the six months periods, is as follows

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2023	2,142,600	$6.46
Vested	—	—
Cancelled / Forfeited	—	—
Balance, May 31, 2023	2,142,600	$6.46
Stock Options Grant - July 28, 2023	2,648,500	$4.58
Vested – July 28, 2023	(529,700)	$4.58
Balance, August 31, 2023	4,261,400	$5.53

As at August 31, 2023, the aggregate intrinsic value of all outstanding stock options granted was estimated at $6,080,331 as the current price as of August 31, 2023 is $5.11.

A summary of stock options outstanding and exercisable as at August 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at August 31, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at August 31, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$7.00 to $9.00	2,142,600	$3.84	2.33	1,623,200	$3.84	2.33
$4.00 to $5.00	2,118,800	$4.62	3.92	529,700	$4.62	3.92
	4,261,400			2,152,900

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the six months ended
	August 31, 2023	August 31, 2022
Numerator - basic and diluted
Net Loss	$(1,398,914)	$(2,982,763)
Denominator
Weighted average number of common shares outstanding — basic	51,797,718	42,752,532
Weighted average number of common shares outstanding — diluted	51,797,718	42,752,532
Loss per common share — basic	$(0.03)	$(0.07)
Loss per common share — diluted	$(0.03)	$(0.07)

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2023 and 2022.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended August 31, 2023 and 2022.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

FINGERMOTION, INC.

Six months ended August 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 13 - Income Taxes (continued)

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2023 and 2022 are as follows:

	For the six months ended
	August 31, 2023	August 31, 2022
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

At August 31, 2023 and February 28, 2023, the Company has a deferred tax asset of $349,888 and $1,884,786, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At August 31, 2023 and February 28, 2023, the valuation allowance was $349,888 and $1,884,786, respectively.

	August 31, 2023	February 28, 2023
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$349,888	$1,884,786
Valuation allowance	(349,888)	(1,884,786)
Deferred tax asset, net	$—	$—

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against them.

Note 15 - Subsequent Events

On September 5, 2023, the Company issued 2,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement and issued 70,000 shares of our common stock at a deemed price of $1.64 per share to one entity pursuant to a consulting agreement.

On September 14, 2023, two officers of the Company exercised an aggregate of 180,400 stock options on a deemed net-stock exercise basis resulting in the issuance of an aggregate of 90,898 shares of our common stock and the forfeiture of 89,502 stock options to the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2023, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2023, our most recently completed year end, to August 31, 2023, and our results of operations for the three and six months ended August 31, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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
99%
Beijing XunLian TianXia Technology Co., Ltd. (PRC)

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

To address challenges resulting from laws, policies and practices that may disfavours foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in the PRC-based companies. We own 100% of the equity of a WFOE, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), which has entered into the VIE Agreements with the VIE, which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. The VIE Agreements have not been tested in court. As a result of our use of the VIE structure, you may never directly hold equity interests the VIE. Any securities that we offer will be securities of the Company, the Delaware holding company, not of the VIE.

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

In the first half of 2018, JiuGe Technology established contracts with China Unicom and China Mobile, initiating the provision of mobile data services to businesses and corporations in key provinces/municipalities including Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi and Inner Mongolia. As with all dynamic markets, the specifics of our operational contracts have naturally evolved over time but our dedication to these provinces is unwavering, and we consistently enhance our service and product offerings to ensure optimal service. Additionally, as we continue to grow, there is the potential for our reach to expand into additional provinces in the PRC.

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

Acquisition of Beijing Technology

On March 7, 2019, the Company through JiuGe Technology acquired Beijing Technology, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. Through Beijing Technology, the Company entered into the business of mass SMS text message service as a compliment to its mobile payment and recharge business. The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate SMS and MMS business in the PRC. Similar to the mobile recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including to assist the Company’s clients to fulfil the government guidelines, until the SMS messages have been delivered successfully.

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

The Cooperation Agreement expires three years from the date of its signature, subject to a yearly auto-renewal clause, which is currently in an auto-renewal period, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom Yunnan unilaterally. The Cooperation Agreement contains customary representations from each party regarding such party’s authority to enter into and perform under the Cooperation Agreement, and provides customary events of default, including for various types of failure to perform. Any disputes arising between the parties under the Cooperation Agreement will be adjudicated in Chinese courts.

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

As of the date of this periodic report om Form 10-Q, we and the VIE are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business licence, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

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

We conduct our mobile payment business through JiuGe Technology, our contractually controlled affiliate through the entry into the VIE Agreements in October 2018. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our contractually controlled affiliate, entered into that certain Cooperation Agreement with China Unicom Yunnan, whereby JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the service JiuGe Technology provides under the Cooperation Agreement, it receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature with a yearly auto-renewal clause, which is currently in an auto-renewal period, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

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

SMS and MMS Services

On March 7, 2019, the Company through JiuGe Technology acquired Beijing Technology Co, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk SMS and MMS bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from MIIT to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

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

In December 2021, the Company through JiuGe Technology formed a collaborative research alliance with Munich Re in extending behavioural analytics to enhance understanding of morbidity and behavioural patterns in China market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offerings and customer experience.

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

Results of Operations

Three Months Ended August 31, 2023 Compared to the Three Months Ended August 31, 2022

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022
Revenue	$9,279,166	$4,982,957
Cost of revenue	$(7,437,632)	$(4,565,173)
Total operating expenses	$(2,041,838)	$(1,911,375)
Total other income (expenses)	$65,652	$(44,504)
Net loss attributable to the Company’s shareholders	$(134,081)	$(1,537,365)
Foreign currency translation adjustment	$(937,542)	$(223,793)
Comprehensive loss attributable to the Company	$(1,071,427)	$(1,760,840)
Basic Loss Per Share attributable to the Company	$0.00	$(0.04)
Diluted Loss Per Share attributable to the Company	$0.00	$(0.04)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022	Change (%)
Telecommunication Products & Services	$9,194,228	$2,810,498	227%
SMS & MMS Business	$8,192	$2,109,959	-100%
Big Data	$76,746	$62,500	23%
Total Revenue	$9,279,166	$4,982,957	86%

We recorded $9,279,166 in revenue for the three months ended August 31, 2023, an increase of $4,296,209 or 86%, compared to the three months ended August 31, 2022. This increase resulted from an increase in revenue of $6,383,730 from our Telecommunication Products & Services, buoyed by both the addition of a new product line and organic expansion, and an increase in revenue of $14,246 from our Big Data business, offset in part by a decrease in revenue of $2,101,767 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The notable revenue escalation in the Telecommunication Products & Services not only reflect our recent capital allocation into this domain, leveraging funds received in the preceding months but also our efforts in diversifying our offerings with new product line. We foresee sustained growth for this segment as we strategize to allocate more resources in the coming months. Contrastingly, our SMS and MMS business has reduced substantially as compared to the previous three months ended August 31, 2022. Changes in the government protocol for SMS and MMS distribution resulted in a significant decline in our revenue in this sector, compelling us to focus on our other business lines. However, it’s imperative to note that we remain optimistic about the SMS and MMS business. It continues to hold significance in our broader financial picture, and we are diligently formulating enhancements to rejuvenate this service’s performance. In shifting focus to our Big Data business in FY2021, we forged a valuable alliance with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal of applying new insights generated from our predictive model to the traditional insurance industry. Building upon the successful implementation of the initial phase, Pacific Life Re proceeded with Phase 2 in the previous fiscal year. During the last quarter of FY2022, we established a collaborative research alliance with Munich Re in extending behavioural analytics to enhance understanding of morbidity and behavioural patterns in the Chinese market. The objective is to create value for both insurers and the end insurance consumers through technology advancements, improved product offerings and enhanced customer experiences. The collaboration with Munich Re was further extended in the last quarter of FY2023. The revenue recorded during the current quarter in our Big Data division is a result of both the contracts with Pacific Life Re and Munich Re. While the revenue of our Big Data division has seen a positive shift in the current quarter, primarily due to our collaborations with Pacific Life Re and Munich Re, the magnitude of this growth has been modest. However, we are optimistic and anticipate more significant improvements in the upcoming periods.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022
Telecommunication Products & Services	$7,429,975	$2,512,626
SMS & MMS Business	$7,657	$2,052,547
Big Data	$—	$—
Total Cost of Revenue	$7,437,632	$4,565,173

We recorded $7,437,632 in costs of revenue for the three months ended August 31, 2023, an increase of $2,872,459 or 63%, compared to the three months ended August 31, 2022. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended August 31, 2023 was $1,841,534, an increase of $1,423,750 or 341%, compared to the three months ended August 31, 2022. The significant increase in gross profit was attributed to not only the enhanced revenue for the period but also the introduction of new product mix within the Telecommunication Products & Services.

Amortization & Depreciation

We recorded depreciation of $17,671 for fixed assets for the three months ended August 31, 2023, an increase of $4,205 or 31%, compared to the three months ended August 31, 2022.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022
Accounting	$37,213	$48,451
Consulting	$448,853	$359,708
Entertainment	$76,673	$46,385
IT	$15,283	$27,437
Rent	$35,150	$36,336
Salaries & Wages	$478,293	$479,711
Technical Fee	$34,976	$28,229
Travelling	$63,192	$34,895
Others	$444,723	$214,717
Total G&A Expenses	$1,634,356	$1,275,869

We recorded $1,634,356 in general and administrative expenses for the three months ended August 31, 2023, an increase of $358,487 or 28%, compared to the three months ended August 31, 2022. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022
Marketing Cost	$58,437	$169,389

We recorded $53,437 in marketing cost for the three months ended August 31, 2023, being a decrease of $110,952 or 66%, compared to the three months ended August 31, 2022. These marketing costs were for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022
Research & Development	$176,956	$198,104

We incurred fees of $176,956 in research & development for the three months ended August 31, 2023 as compared to $198,104 for the three months ended August 31, 2022. The decrease of $21,148 or 11% was due to the savings from data access and usage fee charged by telecommunications company.

Our Insurtech division focuses on consumer behavioural insights extraction for the purpose of risk assessment. Insights are mined from a multitude of data sources, harmonized with the objectives of our various business partners. The initial phase of business application is to focus on the insurance industry, particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists, and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioural analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed the Phase 2 Collaboration Agreement with Pacific Life Re in Asia in August 2022.

●	Upgrade of the analytic engine – We have enriched the algorithms with more elaborative auxiliary data, which, in conjunction with the existing information system and records, will lend transformational support and capabilities to the analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated our analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – Our risk rating services platform is built on an application programming interface (API) structure that is integrated with our partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with our partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (one other applications is still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

It is important to emphasize that our allocation to research and development is foundational to our technology-oriented operations. Our steadfast dedication to innovation remains undiminished, and we expect to persistently advance in our developmental endeavours to reinforce our technological edge.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	August 31, 2023	August 31, 2022
Share compensation expenses	$154,418	$254,547

We incurred fees of $154,418 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended August 31, 2023, as compared to $254,547 for the three months ended August 31, 2022. The decrease of $100,129 or 39% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for compensating these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $2,041,838 in operating expenses for the three months ended August 31, 2023, as compared to $1,911,375 in operating expenses for the three months ended August 31, 2022. The increase of $130,463 or 7%, for the three months ended August 31, 2023, is as set forth above.

Net loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $134,081 for the three months ended August 31, 2023, and $1,537,365 for the three months ended August 31, 2022. The decrease in net loss attributable to the Company’s shareholders of $1,403,284 or 91% resulted primarily from the higher revenue and gross profit as discussed above.

Six Months Ended August 31, 2023 Compared to the Six Months Ended August 31, 2022

The following table sets forth our results of operations for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022
Revenue	$21,448,257	$9,838,080
Cost of revenue	$(18,944,174)	$(9,043,225)
Total operating expenses	$(3,883,889)	$(3,723,866)
Total other income (expenses)	$(19,108)	$(53,752)
Net loss attributable to the Company’s shareholders	$(1,399,552)	$(2,981,488)
Foreign currency translation adjustment	$(523,734)	$(529,163)
Comprehensive loss attributable to the Company	$(1,923,042)	$(3,510,244)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.07)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.07)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022	Change (%)
Telecommunication Products & Services	$21,205,492	$4,326,623	390%
SMS & MMS Business	$16,313	$5,448,957	-100%
Big Data	$226,452	$62,500	262%
Total Revenue	$21,448,257	$9,838,080	118%

We recorded $21,448,257 in revenue for the six months ended August 31, 2023, an increase of $11,610,177 or 118%, compared to the six months ended August 31, 2022. This increase resulted from an increase in revenue of $16,878,869 from our Telecommunication Products & Services, buoyed by both the addition of a new product line and organic expansion, and an increase of revenue of $163,952 from our Big Data business, offset in part by a decrease in revenue of $5,432,644 from our SMS & MMS business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The increase in this line of business especially in the mobile recharge revenue was evident as we deployed certain funding that we had secured in the recent past months to this line of business. The notable revenue escalation in the Telecommunication Products & Services not only reflects our recent capital allocation into this domain, leveraging funds received in the preceding months but also our efforts in diversifying our offerings with new product lines. We foresee sustained growth for this segment as we strategize to allocate more resources in the coming months. Contrastingly, our SMS and MMS business has reduced substantially as compared to the previous six months ended August 31, 2022. Changes in the government protocol for SMS and MMS distribution resulted in a significant decline in our revenue in this sector, compelling us to focus on our other business lines. However, it’s imperative to note that we remain optimistic about the SMS and MMS business. It continues to hold significance in our broader financial picture, and we are diligently formulating enhancements to rejuvenate this service’s performance. In shifting focus to our Big Data business in FY2021, we forged a valuable alliance with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. Building upon the successful implementation of the initial phase, Pacific Life Re proceeded with Phase 2 in the previous fiscal year. During the last quarter of FY2022, we established a collaborative research alliance with Munich Re in extending behavioural analytics to enhance understanding of morbidity and behavioural patterns in the Chinese market. The objective is to create value for both insurers and the end insurance consumers through technology advancements, improved product offerings and enhanced customer experiences. The collaboration with Munich Re was further extended in the last quarter of FY2023.The revenue recorded during the current six month period in our Big Data division is a result of both the contracts with Pacific Life Re and Munich Re. While the revenue of our Big Data division has seen a positive shift in the current six month period, primarily due to our collaborations with Pacific Life Re and Munich Re, the magnitude of this growth has been modest. However, we are optimistic and anticipate more significant improvements in the upcoming periods.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022
Telecommunication Products & Services	$18,929,441	$3,733,588
SMS & MMS Business	$14,733	$5,309,637
Big Data	$—	$—
Total Cost of Revenue	$18,944,174	$9,043,225

We recorded $18,944,174 in costs of revenue for the six months ended August 31, 2023, an increase of $9,900,949 or 109%, compared to the six months ended August 31, 2022. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the six months ended August 31, 2023 was $2,504,083, an increase of $1,709,228 or 215%, compared to the six months ended August 31, 2022. The significant increase in gross profit was attributed to not only the enhanced revenue for the period but also the introduction of new product mix within the Telecommunication Products & Services.

Amortization & Depreciation

We recorded depreciation of $36,013 for fixed assets for the six months ended August 31, 2023, an increase of $8,375 or 30%, compared to the six months ended August 31, 2022.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022
Accounting	$70,299	$97,828
Consulting	$844,886	$681,323
Entertainment	$149,912	$92,774
IT	$59,170	$36,528
Rent	$73,592	$69,605
Salaries & Wages	$967,999	$1,040,034
Technical Fee	$72,594	$51,599
Travelling	$110,553	$42,305
Others	$647,341	$403,423
Total G&A Expenses	$2,996,346	$2,515,419

We recorded $2,996,346 in general and administrative expenses for the six months ended August 31, 2023, an increase of $480,927 or 19%, compared to six months ended August 31, 2022. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022
Marketing Cost	$51,596	$226,580

We recorded $51,596 in marketing cost for the six months ended August 31, 2023, being a decrease of $174,984 or 77%, compared to the six months ended August 31, 2022. These marketing costs were for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022
Research & Development	$349,055	$409,751

We incurred fees of $349,055 in research & development for the six months ended August 31, 2023, as compared to $409,751 for the six months ended August 31, 2022. The decrease of $60,696 or 15% was due to the savings from data access and usage fee charged by telecommunications company.

Our Insurtech division focuses on consumer behavioural insights extraction for the purpose of risk assessment. Insights are mined from a multitude of data sources, harmonized with the objectives of our various business partners. The initial phase of business application is to focus on the insurance industry, particularly in the area of underwriting risk rating, complementary claims adjudication and assessment, and risk segmentation & market penetration.

This division comprises of experienced actuaries, data scientists, and computer programmers.

The expenses for research & development include associated wages and salaries, data access fees and IT infrastructure.

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioural analytics to the fintech sector in sparking new innovations and commercial applications. The following capture the most recent accomplishments and milestones:

●	Strengthening partnership network – Signed the Phase 2 Collaboration Agreement with Pacific Life Re in Asia in August 2022.

●	Upgrade of the analytic engine – We have enriched the algorithms with more elaborative auxiliary data, which, in conjunction with the existing information system and records, will lend transformational support and capabilities to the analytics, empowering more precise and robust results that are suited for commercial applications. The collaborative research studies with leading industry partners have enhanced and validated our analytic framework and insurance risk rating services platform, which is now ready for deployment to the wide insurance and financial services industry.

●	API rollout for market adoption – Our risk rating services platform is built on an application programming interface (API) structure that is integrated with our partners’ core system, linked to an underlying data repertoire and analytic framework that facilitates real-time rating feedback to insurance companies. Regular API upgrades and enhancements enable greater flexibility in tightening service integration and broadening commercial opportunities with our partners.

●	Official patent recognition – Over the past two years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, Insurance Risk Assessment platform and Insurance Fraud Detection System (one other applications is still pending approval). NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

It is important to emphasize that our allocation to research and development is foundational to our technology-oriented operations. Our steadfast dedication to innovation remains undiminished, and we expect to persistently advance in our developmental endeavours to reinforce our technological edge.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the six months ended
	August 31, 2023	August 31, 2022
Share compensation expenses	$450,879	$544,478

We incurred fees of $450,879 in share issuance for consultants in consideration of the services which have been provided to the company for the six months ended August 31, 2023, as compared to $544,478 for the six months ended August 31, 2022. The decrease of $93,599 or 17% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $3,883,889 in operating expenses for the six months ended August 31, 2023, as compared to $3,723,866 in operating expenses for the six months ended August 31, 2022. The increase of $160,023 or 4%, for the six months ended August 31, 2023, is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,399,552 for the six months ended August 31, 2023, and $2,981,488 for the six months ended August 31, 2022. The decrease in net loss attributable to the Company’s shareholders of $1,581,936 or 53% resulted primarily from the higher revenue and gross profit as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of August 31, 2023 and February 28, 2023:

	As at August 31, 2023	As at February 28, 2023
Cash and cash equivalents	$4,043,279	$9,240,241
Working capital	$14,031,352	$15,229,331

At August 31, 2023, we had cash and cash equivalents of $4,043,279, as compared to cash and cash equivalents of $9,240,241 at February 28, 2023. Our mobile payment business model necessitates periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Our recent capital influx enabled us to amplify our prepayments and deposits with the telecommunication entities, subsequently driving a surge in revenue. Therefore, the observed variability in our cash holdings is a deliberate operational strategy to optimize revenue generation. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand and cash equivalents, coupled with our operating revenues, will sufficiently cover our projected operational needs and address our outstanding liabilities for the upcoming year. For more expansive growth, further enhancing our deposits with telecommunication entities will be crucial. In line with this, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $840,000 through the exercise of warrants to purchase shares of our common stock during the six months ended August 31, 2023, which transactions were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”).

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the six months ended
	August 31, 2023	August 31, 2022
Net cash used in operating activities	$(4,874,162)	$(3,785,843)
Net cash used in investing activities	$(372)	$(4,120)
Net cash provided by (used in) financing activities	$(295,333)	$5,530,000
Effect of exchange rates on cash & cash equivalents	$(27,095)	$(217,408)
Net increase (decrease) in cash and cash equivalents	$(5,196,962)	$1,522,629

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $1,088,319 in the six months ended August 31, 2023 compared to the six months ended August 31, 2022, primarily due to an increase in account receivable of ($7,292,931) (August 31, 2022: $1,686,094), increase in other receivable of ($2,067,397) (August 31, 2022: $14,789), decrease in accrual and other payable of ($434,852) (August 31, 2022: ($585,539)) and decrease in lease liability of ($2,673) (August 31, 2022: $Nil); offset by decrease in prepayment and deposit of $329,727 (August 31, 2022: ($892,358)) and increase in accounts payable of $5,327,561 (August 31, 2022: ($1,778,928)).

Cash Flow used in Investing Activities

During the six months ended August 31, 2023, net cash used in investing activities decreased by $3,748 compared to $4,120 in the six months ended August 31, 2022.

Cash Flow provided by Financing Activities

During the six months ended August 31, 2023, net cash provided by financing activities decreased by $5,825,333 compared to $5,530,000 provided by financing activities in the six months ended August 31, 2022. The decrease was primarily due to the repayment of convertible notes and a decrease in the sale of equity securities during the six months ended August 31, 2023.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On September 5, 2023, the Company issued 2,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement and issued 70,000 shares of our common stock at a deemed price of $1.64 per share to one entity pursuant to a consulting agreement.

On September 14, 2023, two officers of the Company exercised an aggregate of 180,400 stock options on a deemed net-stock exercise basis resulting in the issuance of an aggregate of 90,898 shares of our common stock and the forfeiture of 89,502 stock options to the Company.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of August 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of August 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of August 31, 2023. Management has continued to monitor the implementation of the remediation plan described below.

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

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources, management is in the process of building the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, there were material weaknesses in ICFR as follows:

●	While we maintain foundational documentation of our internal control policies and procedures, we recognize the importance of aligning fully with the requirements of Section 404 of the Sarbanes-Oxley Act. As a reporting company, we are currently refining our documentation to further strengthen our internal controls over financial reporting, aiming to ensure they meet the highest standards and governance expectations.; and

●	We have limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions due to limited personnel. As a result, segregation of all conflicting duties may not always be possible and may not be economically feasible. Furthermore, we cannot provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

Notwithstanding the assessment that our ICFR was not effective as of August 31, 2023 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $1.4 million during the six-month period ended August 31, 2023 and net losses of approximately $7.5 million, $4.9 million and $4.3 million for the years ended February 28, 2023, 2022 and 2021, respectively. At August 31, 2023 and February 28, 2023, we had an accumulated deficit of approximately $26.1 million and $24.7 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our operating subsidiaries and contractually controlled entity report that is operation have not been materially affected at this point, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent years. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, on the market price of our Common Shares, and on consumer demand for consumer services, including those offered by our Company.

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

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the total variety of mobile services provided in China. On February 1, 2022, the Xinhua News Agency reported that the combined business revenue in the telecom sector rose 8% year on year to about USD232.43 billion in 2021, with the growth rate up 4.1 percentage points from 2020, according to the PRC Ministry of Industry and Information Technology. For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will likely need to raise additional capital to materially increase the amounts of these deposits. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Securities

Our common stock has limited liquidity.

Our common stock began trading on the Nasdaq Capital Market on December 28, 2021, and before that it traded on the OTCQX operated by OTC Markets Group Inc. Trading volume in our Common Shares may be sporadic and the price could experience volatility. If adverse market conditions exist, you may have difficulty selling your Common Shares.

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

Our Certificate of Incorporation, as amended, authorize the issuance of up to 200,000,000 Common Shares and up to 1,000,000 shares of preferred stock (“Preferred Shares”). Our Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and designate the rights of the preferred shares, which may include voting, dividend, distribution or other rights that are preferential to those held by the common stockholders. The issuance of any such common or preferred shares may result in a reduction of the book value or market price of our outstanding common shares. To grow our business substantially, we will likely have to issue additional equity securities to obtain working capital to deposit with the telecommunications companies for which we process mobile recharge payments. Our efforts to fund our intended business plans will therefore result in dilution to our existing stockholders. If we do issue any such additional common shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire common shares your proportionate ownership interest and voting power could be decreased. Furthermore, any such issuances could result in a change of control or a reduction in the market price for our common shares.

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

We are a Delaware holding company, but Finger Motion (CN) Limited is a Hong Kong company, and our principal operating affiliate and subsidiary, JiuGe Technology and JiuGe Management, are located in the PRC. Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Recent statements by the PRC government indicate an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. On February 17, 2023, the CSRC promulgated Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall be subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfill filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

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

On February 17, 2023, the CSRC promulgated the Overseas Listing Trial Measures and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall be subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfill filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

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

In June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa) and, as a result, we will be required to comply with the submission or disclosure requirements in our annual report covering the fiscal year ended February 28, 2023. If we are so identified for another two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States. As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, until such time as the PCAOB issues any new determination, we do not expect to be at risk of having our securities subject to a trading prohibition under the HFCAA.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 17, 2023, we issued 121,422 shares of common stock at a deemed price of $1.75 per share to Benchmark pursuant to the cashless exercise of warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On August 3, 2023, we issued 260,000 shares of common stock at a price of $3.00 per share to three individuals pursuant to the exercise of warrants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the 240,000 shares to the two individuals who are non-U.S. persons, and provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the 20,000 shares to one individual who is a U.S. person.

On August 3, 2023, we issued 12,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement dated February 27, 2023. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On September 5, 2023, we issued 2,500 shares of our common stock at a deemed price of $2.47 per share to one entity pursuant to a consulting agreement dated February 27, 2023. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On September 5, 2023, we issued 70,000 shares of our common stock at a deemed price of $1.64 per share to one entity pursuant to a consulting agreement dated April 23, 2023. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

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

FINGERMOTION, INC.

Dated: October 13, 2023	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)