Form 10-Q
period 2023-11-30
FingerMotion, Inc.
filed 2024-01-16
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 52,545,350 shares of common stock outstanding as of January 12, 2024.

FINGERMOTION, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended November 30, 2023

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2023	2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,934,565	$9,240,241
Accounts receivable	6,380,869	1,334,884
Prepayment and deposit	5,173,840	4,139,061
Other receivables	3,945,524	2,551,665
Total Current Assets	17,434,798	17,265,851
Non-current Assets
Equipment	53,463	78,098
Intangible assets	40,874	73,066
Right-of-use asset	42,105	130,109
Total Non-current Assets	136,442	281,273

TOTAL ASSETS	$17,571,240	$17,547,124

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$3,891,419	$27,371
Accrual and other payables	997,201	1,096,225
Stock subscription payables	—	60,000
Convertible notes payable, current portion	—	730,000
Lease liability, current portion	35,330	122,924
Total Current Liabilities	4,923,950	2,036,520
Non-current Liabilities
Convertible note payable, non-current portion	—	2,533,333
Lease liability, non-current portion	—	4,971
Total Non-current Liabilities	—	2,538,304

TOTAL LIABILITIES	$4,923,950	$4,574,824

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 52,545,350 shares and 49,432,214 issued and outstanding at November 30, 2023 and February 28, 2023 respectively	5,254	4,943

Additional paid-in capital	40,292,778	37,406,415

Additional paid-in capital - stock options	1,037,276	632,664

Accumulated deficit	(28,035,209)	(24,691,314)

Accumulated other comprehensive income	(663,271)	(391,692)

Stockholders’ equity before non-controlling interests	12,636,828	12,961,016

Non-controlling interests	10,462	11,284

TOTAL SHAREHOLDERS’ EQUITY	12,647,290	12,972,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,571,240	$17,547,124

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022
Revenue	$6,140,146	$11,402,935	$27,588,403	$21,241,015
Cost of revenuex	(5,502,151)	(10,544,321)	(24,446,325)	(19,587,546)

Gross profit	637,995	858,614	3,142,078	1,653,469

Amortization & Depreciation	(17,525)	(17,016)	(53,538)	(44,654)
General & administrative expenses	(2,256,185)	(1,635,800)	(5,252,531)	(4,151,219)
Marketing Cost	(40,963)	(64,012)	(92,559)	(290,592)
Research & Development	(176,119)	(180,158)	(525,174)	(589,909)
Stock compensation expenses	(108,213)	(823,431)	(559,092)	(1,367,909)

Total operating expenses	(2,599,005)	(2,720,417)	(6,482,894)	(6,444,283)

Net loss from operations	(1,961,010)	(1,861,803)	(3,340,816)	(4,790,814)

Other income (expense):
Interest income	12,578	1,791	49,425	3,248
Interest expense	—	(195,730)	(121,451)	(300,207)
Exchange gain (loss)	448	(174)	(1,580)	(792)
Other income	2,181	(465,802)	69,705	(415,916)
Total other income (expense)	15,207	(659,915)	(3,901)	(713,667)

Net loss before income tax	$(1,945,803)	$(2,521,718)	$(3,344,717)	$(5,504,481)
Income tax expenses	—	—	—	—
Net loss	$(1,945,803)	$(2,521,718)	$(3,344,717)	$(5,504,481)

Less: Net profit (loss) attributable to the non-controlling interest	(1,460)	274	(822)	(1,001)

Net loss attributable to the Company’s shareholders	$(1,944,343)	$(2,521,992)	$(3,343,895)	$(5,503,480)

Other comprehensive income:
Foreign currency translation adjustments	252,155	(182,270)	(271,579)	(711,433)
Comprehensive loss	$(1,692,188)	$(2,704,262)	$(3,615,474)	$(6,214,913)
Less: Comprehensive loss attributable to non-controlling interest	221	(307)	(23)	(714)
Comprehensive loss attributable to the Company	$(1,692,409)	$(2,703,955)	$(3,615,451)	$(6,214,199)

NET PROFIT (LOSS) PER SHARE
Loss Per Share - Basic	$(0.04)	$(0.06)	$(0.06)	$(0.13)
Loss Per Share - Diluted	$(0.04)	$(0.06)	$(0.06)	$(0.13)

NET PROFIT (LOSS) PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.04)	$(0.06)	$(0.06)	$(0.13)
Loss Per Share - Diluted	$(0.04)	$(0.06)	$(0.06)	$(0.13)

Weighted Average Common Shares Outstanding - Basic	52,527,382	43,692,686	52,044,125	43,063,637
Weighted Average Common Shares Outstanding - Diluted	52,527,382	43,692,686	52,044,125	43,063,637

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	20,000	2	59,998	—	—	—	60,000	—	60,000
Common stock issued for professional service	70,000	7	124,243	—	—	—	124,250	—	124,250
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Accumulated other comprehensive income	—	—	—	—	—	413,808	413,808	—	413,808
Net profit (loss)	—	—	—	—	(1,265,471)	—	(1,265,471)	1,209	(1,264,262)

Balance at May 31, 2023	51,988,030	5,199	39,273,122	632,664	(25,956,785)	22,116	13,976,316	12,493	13,988,809

Common stock issued for cash	260,000	26	779,974	—	—	—	780,000	—	780,000
Common stock issued for professional service	12,500	1	30,821	—	—	—	30,822	—	30,822
Cashless exercise of warrants	121,422	12	(12)	—	—	—	—	—	—
Additional paid-in capital – stock options	—	—	—	483,086	—	—	483,086	—	483,086
Accumulated other comprehensive income	—	—	—	—	—	(937,542)	(937,542)	—	(937,542)
Net loss	—	—	—	—	(134,081)	—	(134,081)	(571)	(134,652)

Balance at August 31, 2023	52,381,952	5,238	40,083,905	1,115,750	(26,090,866)	(915,426)	14,198,601	11,922	14,210,523

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	72,500	7	130,408	—	—	—	130,415	—	130,415
Deemed net-stock exercise of options	90,898	9	78,465	(78,474)	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	252,155	252,155	—	252,155
Net loss	—	—	—	—	(1,944,343)	—	(1,944,343)	(1,460)	(1,945,803)

Balance at November, 2023	52,545,350	5,254	40,292,778	1,037,276	(28,035,209)	(663,271)	12,636,828	10,462	12,647,290

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	150,000	15	435,235	—	—	—	435,250	—	435,250
Accumulated other comprehensive income	—	—	—	—	—	(305,370)	(305,370)	—	(305,370)
Net loss	—	—	—	—	(1,444,123)	—	(1,444,123)	(545)	(1,444,668)

Balance at May 31, 2022	42,777,260	4,278	22,166,176	356,328	(18,596,295)	(167,459)	3,763,028	10,434	3,773,462

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	80,000	8	157,242	—	—	—	157,250	—	157,250
Accumulated other comprehensive income	—	—	—	—	—	(223,793)	(223,793)	—	(223,793)
Net loss	—	—	—	—	(1,537,365)	—	(1,537,365)	(730)	(1,538,095)

Balance at August 31, 2022	42,857,260	4,286	22,323,418	356,328	(20,133,660)	(391,252)	2,159,120	9,704	2,168,824

Common stock issued for cash	3,077,500	308	12,019,692	—	—	—	12,020,000	—	12,020,000
Common stock issued for professional service	381,875	38	709,112	—	—	—	709,150	—	709,150
Accumulated other comprehensive income	—	—	—	—	—	(182,270)	(182,270)	—	(182,270)
Net loss	—	—	—	—	(2,521,992)	—	(2,521,992)	274	(2,521,718)

Balance at November 30, 2022	46,316,635	4,632	35,052,222	356,328	(22,655,652)	(573,522)	12,184,008	9,978	12,193,986

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30,	November 30,
	2023	2022
Net loss	$(3,344,717)	$(5,504,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	927,372	1,635,155
Amortization and depreciation	53,538	44,654
Impairment of fixed assets	—	1,261

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,072,577)	555,729
(Increase) decrease in prepayment and deposit	(1,113,267)	(1,695,534)
(Increase) decrease in others receivable	(2,161,319)	141,173
(Increase) decrease in inventories	—	1,253
Increase (decrease) in accounts payable	3,864,745	(1,871,709)
Increase (decrease) in accrual and other payables	(102,182)	1,093,377
Increase (decrease) in due to lease liability	(4,618)	(1,322)
Net Cash provided by (used in) operating activities	(6,953,025)	(5,600,444)

Cash flows from investing activities
Purchase of equipment	(379)	(67,761)
Net cash provided by (used in) investing activities	(379)	(67,761)

Cash flows from financing activities
Proceed from convertible note	—	5,530,000
Repayment of convertible note	(1,135,333)	—
Common stock issued for cash	840,000	12,020,000
Net cash provided by (used in) financing activities	(295,333)	17,550,000

Effect of exchange rates on cash and cash equivalents	(56,939)	(473,202)

Net change in cash	(7,305,676)	11,408,593

Cash at beginning of period	9,240,241	461,933

Cash at end of period	$1,934,565	$11,870,526

Major non-cash transactions:
Conversion of loan payables to shares	$1,682,713	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of November 30, 2023 and February 28, 2023:

Assets and liabilities of the VIE

	November 30, 2023	February 28, 2023
	(unaudited)
Current assets	$12,528,492	$6,706,994
Non-current assets	88,201	196,477
Total assets	$12,616,693	$6,903,471

Current liabilities	$16,138,126	$11,220,948
Non-current liabilities	35,330	4,971
Total liabilities	$16,173,456	$11,225,919

Assets and liabilities of the VIE Subsidiary

	November 30, 2023	February 28, 2023
	(unaudited)
Current assets	$1,551,268	$1,313,056
Non-current assets	6,392	7,304
Total assets	$1,557,660	$1,320,360

Current liabilities	$567,219	$219,724
Non-current liabilities	—	—
Total liabilities	$567,219	$219,724

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Nine Months Ended November 30, 2023	For the Nine Months Ended November 30, 2022
	(unaudited)	(unaudited)
Revenue	$18,952,973	$11,632,351
Cost of revenue	(17,165,083)	(10,492,448)
Gross profit	$1,787,890	$1,139,903

Amortization and depreciation	(18,947)	(8,626)
General and administrative expenses	(1,672,860)	(1,664,299)
Marketing cost	(16,193)	(258,256)
Research & development	(244,859)	(295,527)
Total operating expenses	$(1,952,859)	$(2,226,708)

Net profit (loss) from operations	$(164,969)	$(1,086,805)

Interest income	48,931	3,122
Other income	69,352	64,086
Total other income	$118,283	$67,208

Tax expense	—	—

Net profit (loss)	$(46,686)	$(1,019,597)

Operating Result of VIE Subsidiary

	For the Nine Months Ended November 30, 2023	For the Nine Months Ended November 30, 2022
	(unaudited)	(unaudited)
Revenue	$7,573,286	$9,358,664
Cost of revenue	(7,281,242)	(9,095,097)
Gross profit	$292,044	$263,567

Amortization and depreciation	(726)	(763)
General and administrative expenses	(235,617)	(269,281)
Marketing cost	(76,367)	(32,336)
Research & development	(62,213)	(61,365)
Total operating expenses	$(374,923)	$(363,745)

Net profit (loss) from operations	$(82,879)	$(100,178)

Interest income	356	95
Other income	353	1
Total other income	$709	$96

Tax expense	—	—

Net profit (loss)	$(82,170)	$(100,082)

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $28,035,209 and $24,691,314 as at November 30, 2023 and February 28, 2023 respectively, and had a net loss of $3,344,717 and $5,504,481 for the nine months ended November 30, 2023 and 2022, respectively.

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

Note 4 - Revenue

We recorded $27,588,403 and $21,241,015 in revenue, respectively, for the nine months ended November 30, 2023 and 2022.

	For the nine months ended
	November 30, 2023	November 30, 2022
	(unaudited)	(unaudited)
Telecommunication Products & Services	$27,332,154	$14,673,364
SMS & MMS Business	24,213	6,317,651
Big Data	232,036	250,000
	$27,588,403	$21,241,015

Note 5 – Equipment

At November 30, 2023 and February 28, 2023, the company has the following amounts related to tangible assets:

	November 30, 2023	February 28, 2023
	(unaudited)
Equipment	$118,908	$120,996
Less: accumulated depreciation	(65,445)	(42,898)
Net equipment	$53,463	$78,098

No significant residual value is estimated for the equipment. Depreciation expense for the nine months ended November 30, 2023 and 2022 totalled $23,231 and $12,823, respectively.

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At November 30, 2023 and February 28, 2023, the company has the following amounts related to intangible assets:

	November 30, 2023	February 28, 2023
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	206,743	212,128
	406,743	412,128
Less: accumulated amortization	(324,824)	(298,017)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$40,874	$73,066

No significant residual value is estimated for these intangible assets. Amortization expenses for the nine months ended November 30, 2023 and 2022 totalled $30,307 and $31,831, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stock credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business and our SMS & MMS business. Deposits also include payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall and JD.com.

	November 30, 2023	February 28, 2023
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$4,558,409	$2,492,795
Deposit received	—	—
Net Prepaid expenses for Telecommunication Products & Services	$4,558,409	$2,492,795
Others prepayment	482,272	1,047,631
Prepayment and deposit	$5,040,681	$3,540,426

	November 30, 2023	February 28, 2023
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$133,159	$598,635
Deposit received	-	-
Net Prepaid expenses for SMS	$133,159	$598,635
Others prepayment	—	—
Prepayment and deposit	$133,159	$598,635

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 8 – Other Receivables

At November 30, 2023 and February 28, 2023, the company has the following amounts related to other receivables:

	November 30, 2023	February 28, 2023
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,494,547	$1,082,636
In-transit capital injection for a subsidiary	702,675	720,979
Security deposit	1,028,537	154,202
Others	719,765	593,848
Other receivables	$3,945,524	$2,551,665

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2023.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	November 30, 2023	February 28, 2023
Right-of-use asset	(unaudited)
Right-of-use asset, net	$42,105	$130,109

Lease liability
Current lease liability	$35,330	$122,924
Non-current lease liability	—	4,971
Total lease liability	$35,330	$127,895

Remaining lease term and discount rate	November 30, 2023
Weighted-average remaining lease term	4 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of November 30, 2023:

2023	$35,648
Thereafter	—
Less: imputed interest	(318)
$35,330

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

As of November 30, 2023 there were 52,545,350 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at November 30, 2023, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2020	—	$—
Issued in Connection with October 2020 Offering	488,500	$2.10
Issued in connection with January 2021 Offering	1,604,334	$3.00
Exercised	(25,000)	$2.00
Balance, February 28, 2021	2,067,834	$2.80
Exercised	(221,666)	$2.44
Balance, February 28, 2022	1,846,168	$2.84
Issued in Connection with August 2022 Offering	3,478,261	$1.75
Expired	(50,000)	$3.00
Issued in Connection with August 2022 Offering	168,000	$1.75
Issued in Connection with September 2022 Offering	350,000	$5.00
Issued in Connection with November 2022 Offering	28,312	$8.22
Issued in Connection with November 2022 Offering	10,000	$6.70
Exercised	(100,000)	$2.00
Exercised	(90,000)	$3.00
Issued in Connection with October 2022 Offering	125,000	$5.00
Cashless Exercised	(3,478,261)	$1.75
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Exercised	(260,000)	$3.00
Expired	(1,137,668)	$3.00
Cashless Exercised	(168,000)	$1.75
Balance, November 30, 2023	513,312	$5.21

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

On October 19, 2022, the Company’s board of directors authorized a six-month extension to the expiry date of the common stock purchase warrants that the Company issued on October 19, 2020 which have an expiry date of October 19, 2022 and an exercise price of $2.00 per share (the “October 2020 Warrants”). The new expiry date of the October 2020 Warrants is April 19, 2023. In addition, 50,000 stock purchase warrants at an exercise price of $3.00 per share have expired.

On November 3, 2022, the Company issued 350,000 common stock purchase warrants to purchase 350,000 shares of its common stock at a price of $5.00 per share until September 19, 2024 to one individual pursuant to a consulting agreement.

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

On January 13, 2023, the Company’s board of directors has authorized a six-month extension to the expiry date of the common stock purchase warrants that the Company issued on January 13, 2021 which have an expiry date of January 13, 2023 and an exercise price of $3.00 per share (the “January 2021 Warrants”). The new expiry date of the January 2021 Warrants is July 13, 2023.

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

On July 13, 2023, 1,137,668 stock purchase warrants having an exercise price of $3.00 per share expired.

On July 17, 2023, Benchmark exercised 168,000 warrants on the cashless exercise basis resulting in the issuance of 121,422 shares of common stock.

A summary of share purchase warrants outstanding and exercisable as at November 30, 2023 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$5.00	350,000	0.81	September 19, 2024
$8.22	28,312	1.93	November 4, 2025
$6.70	10,000	1.98	November 21, 2025
$5.00	125,000	0.84	October 1,2024
$5.21	513,312

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2023	February 28, 2023
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2023	February 28, 2023
Expected Risk-Free Interest Rate	5.37%
Expected Volatility	25.48%
Expected Life in Years	5.0
Expected Dividend Yield	—		—
Weighted-Average Grant Date Fair Value	$4.58	$

A continuity schedule of outstanding stock options as at November 30, 2023, and the changes during the nine months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2023	2,142,600	$3.84
Vested	—	—
Balance, May 31, 2023	2,142,600	$3.84
Stock Options Grant - July 28, 2023	2,648,500	4.62
Vested – July 28, 2023	(529,700)	4.62
Exercised	(180,400)	3.84
Balance, November 30, 2023	4,081,000	$4.24

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	November 30, 2023	February 28, 2023
Number of Options Exercised on Forfeiture Basis	89,502	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	89,502	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	90,898	—
Total Number of Shares Issued Upon Exercise of Options	90,898	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at November 30, 2023, and the changes during the nine months periods, is as follows

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2023	2,142,600	$6.46
Vested	—	—
Cancelled / Forfeited	—	—
Balance, May 31, 2023	2,142,600	$6.46
Stock Options Grant - July 28, 2023	2,648,500	$4.58
Vested – July 28, 2023	(529,700)	$4.58
Exercised	(180,400)	$6.46
Balance, November 30, 2023	4,081,000	$5.48

As at November 30, 2023, the aggregate intrinsic value of the outstanding stock options granted on 28 December 2021 was estimated at $1,398,306 as the current price as of November 30, 2023 is $4.23 while the aggregate intrinsic value of the outstanding stock options granted on 28 July, 2023 is 0 as the current price as of November, 30, 2023 is lower than the strike price.

A summary of stock options outstanding and exercisable as at November 30, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at November 30, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at November 30, 2023	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$7.00 to $9.00	2,142,600	$3.84	2.08	1,442,800	$3.84	2.08
$4.00 to $5.00	2,118,800	$4.62	3.66	529,700	$4.62	3.67
	4,261,400			1,972,500

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the nine months ended
	November 30, 2023	November 30, 2022
Numerator - basic and diluted
Net Loss	$(3,344,717)	$(5,504,481)
Denominator
Weighted average number of common shares outstanding —basic	52,044,125	43,063,637
Weighted average number of common shares outstanding —diluted	52,044,125	43,063,637
Loss per common share — basic	$(0.06)	$(0.13)
Loss per common share — diluted	$(0.06)	$(0.13)

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2023 and 2022.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2023 and 2022.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for nine months ended November 30, 2023 and 2022 are as follows:

	For the nine months ended
	November 30, 2023	November 30, 2022
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Nine months ended November 30, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

Note 13 - Income Taxes (continued)

At November 30, 2023 and February 28, 2023, the Company has a deferred tax asset of $835,974 and $1,884,786, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At November 30, 2023 and February 28, 2023, the valuation allowance was $835,974 and $1,884,786, respectively.

	November 30, 2023	February 28, 2023
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$835,974	$1,884,786
Valuation allowance	(835,974)	(1,884,786)
Deferred tax asset, net	$—	$—

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the nine months ended November 30, 2023, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2023, our most recently completed year end, to November 30, 2023, and our results of operations for the three and nine months ended November 30, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

Our principal executive offices are located at 111 Somerset Road, Level 3, Singapore 238164, and our telephone number is (347) 349-5339.

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

The VIE Agreements included:

●	a consulting services agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology (the “JiuGe Technology Consulting Services Agreement”). This agreement was duly signed among the WFOE and the VIE. Under this agreement, the WFOE will provide the following services to the VIE on an exclusive basis: (i) providing a comprehensive solution for all technical issues required for the VIE’s business; (ii) providing training to the professional technicians of the VIE; (iii) assisting the VIE in collecting technical and commercial information and conducting market surveys; (iv) assisting the VIE in procuring business opportunities to obtain contracts awarded by the telecom carries in China and maintaining the commercial relationship with the telecom carries; (v) introducing clients to the VIE and assisting the VIE in developing commercial and cooperative relationship with the clients; (vi) providing suggestions and opinions on establishment and improvement of the VIE’s corporate structure, management system and departmental organization; (vii) assisting the VIE in formulating annual business plans, the draft of which shall be made available to WFOE by the VIE prior to the end of November each year; (viii) granting license to the VIE to use WFOE’s intellectual property necessary for the services; and (ix) providing other consulting and technical services at the request of the VIE. The VIE will pay to the WFOE service fees equivalent to the after-tax net profits distributable by the VIE to its shareholder each year, as set forth in the audited financial statements in accordance with the PRC accounting standards, ensuring all the distributable profits of the VIE will be dispatched to the WFOE. The VIE may not assign any of its rights and obligations under the JiuGe Technology Consulting Services Agreement without prior written consent of the WFOE. This agreement ensures that the WFOE and investors will be able to legally obtain the profits of the VIE, and transfer them to the WFOE more conveniently in the form of “service fee”;

●	a loan agreement through which JiuGe Management grants a loan to the Legal Representative of JiuGe Technology for the purpose of capital contribution (the “JiuGe Technology Loan Agreement”). This agreement was duly signed between the WFOE and Ms. Li Li. Under this agreement, the WFOE loaned RMB 10,000,000 to Ms. Li Li, as the sole shareholder of the VIE, solely for the purpose of the capital contribution of the subscribed capital of the VIE. The loan amount has now been increased to RMB50,000,000. The WFOE has the right to convert the whole or any part of the outstanding principal amount into the equity interests in the VIE and may demand repayment of any or all of the principal amount/ As security for performance and discharge of Ms. Li Li’s obligations under the JiuGe Technology Loan Agreement, Ms. Li Li pledged 100% equity interests in the VIE, representing the entire registered capital of the VIE, by way of first-ranking security to the WFOE. This agreement could constrain Ms. Li Li to cooperate with WFOE’s instructions and avoid damaging the rights and interests of the WFOE and investors;

●	a power of attorney agreement under which the owner of JiuGe Technology has vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s) (the “JiuGe Technology Power of Attorney Agreement”). The Power of Attorney Agreement was duly issued by Ms. Li Li to the WFOE. Under the JiuGe Technology Power of Attorney Agreement, the WFOE is the exclusive agent who may exercise, at WFOE’s sole discretion, all the rights and powers in respect of all the 100% equity interests held by Ms. Li Li in the VIE on Ms. Li Li’s behalf, including without limitation to propose to convene, attend and vote at the shareholder’s meeting of the VIE. Ms. Li Li cannot assign her rights and obligations under the JiuGe Technology Power of Attorney Agreement without prior written consent of the WFOE and the WFOE will bear its own costs, expenses and fees in connection with performance of the JiuGe Technology Power of Attorney Agreement. This agreement ensures that the WFOE can replace Ms. LI Li in the operation and management of the VIE, and controlling its assets;

●	a call option agreement under which the owner of JiuGe Technology has granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party (the “JiuGe Technology Call Option Agreement”). This agreement was duly signed by and among Ms. Li Li, the WFOE and the VIE. Under this agreement, the WFOE has an exclusive, irrevocable and unconditional option to purchase or to designate a third party to purchase 100% equity interests of the VIE at RMB one (1) yuan or the lowest amount of consideration permitted under the laws of PRC at any time, giving the WFOE a sole discretion to exercise such option at any time and in any manner as permitted by the laws of PRC. Pursuant to the JiuGe Technology Call Option Agreement, Ms. Li Li may not, without prior written consent of the WFOE: (i) transfer or dispose of the equity interests in the VIE or the assets of the VIE in any manner; (ii) create any encumbrance of any kind over the equity interests in the VIE, other than the VIE Agreements; and (iii) resolve to or procure the VIE to: (a) change its registered capital; (b) amend its articles of association; (c) change any of its shareholders; (d) appoint, remove or replace its senior management; (e) make or receive investment of any kind or merge or consolidate with any entity; (f) change information filed at the competent authorities in the PRC; (g) make any lending or borrowing or provide security of any kind; (h) pay, make or declare any dividend, charge, fee or other distribution of any kind; (i) incure, create or permit to subsist or have any outstanding financial indebtedness; (j) enter into any agreements that conflict with the JiuGe Technology Call Option Agreement; or (k) do any acts that would adversely impair the VIE’s ability to perform the obligations under the VIE Agreements. Neither Ms. Li Li nor the VIE may assign any of its rights and obligations under the agreement without the prior written consent of WFOE or unilaterally terminate the agreement. This agreement is one of the guarantees for WFOE and investors to ensure that the VIE will not have any potential equity changes that endanger the rights and interests of WFOE and investors; and

●	a share pledge agreement under which the owner of JiuGe Technology has pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the JiuGe Technology Consulting Services Agreement (the “JiuGe Technology Share Pledge Agreement”). This agreement was duly signed among Ms. Li Li, the WFOE and the VIE. Under this agreement, all the equity interests of the VIE held by Ms. Li Li were pledged to the WFOE, giving the WFOE a right to exercise the share pledge where Ms. Li Li or the VIE violates the VIE Agreements. This measure under this agreement will result in the equity of the VIE being locked, making it impossible for any third party to legally obtain the equity of the VIE without the prior consent of the WFOE.

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

Results of Operations

Three Months Ended November 30, 2023 Compared to the Three Months Ended November 30, 2022

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022
Revenue	$6,140,146	$11,402,935
Cost of revenue	$(5,502,151)	$(10,544,321)
Total operating expenses	$(2,599,005)	$(2,720,417)
Total other income (expenses)	$15,207	$(659,915)
Net loss attributable to the Company’s shareholders	$(1,944,343)	$(2,521,992)
Foreign currency translation adjustment	$252,155	$(182,270)
Comprehensive loss attributable to the Company	$(1,692,409)	$(2,703,955)
Basic Loss Per Share attributable to the Company	$(0.04)	$(0.06)
Diluted Loss Per Share attributable to the Company	$(0.04)	$(0.06)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022	Change (%)
Telecommunication Products & Services	$6,126,662	$10,346,741	-41%
SMS & MMS Business	$7,900	$868,694	-99%
Big Data	$5,584	$187,500	-97%
Total Revenue	$6,140,146	$11,402,935	-46%

We recorded $6,140,146 in revenue for the three months ended November 30, 2023, a decrease of $5,262,789 or 46%, compared to the three months ended November 30, 2022. This decrease resulted from decrease in revenue of $4,220,079, $860,794 and $181,916 from our Telecommunication Products & Services, SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. In the recent quarter, we have navigated through some market challenges that have modestly impacted our revenue streams across various segments. The recent period has seen a decline in our Telecommunication Products & Services division, which we believe is temporary. We remain confident that this is a short-term challenge, and we are poised for a strong recovery, reaffirming its significance within our suite of services. The SMS and MMS business has experienced a significant downturn, primarily due to regulatory measures. We are actively re-evaluating our approach to adapt to these changes and uncover alternative avenues for growth within this segment. As for our Big Data business, despite this quarter’s revenue contraction, we believe the horizon looks bright. Sapientus is gearing up to commercialize our cutting-edge Big Data models, anticipating more partnership expansions and broadened commercial applications in the forthcoming year. We are encouraged by the steady progress with our existing partners, with large-scale commercialization expected within the next 2-3 years. Our product modules are rapidly advancing, aimed at transcending traditional boundaries to include sales and customer engagement’s empirical validation of our models over the past year, which we believe promises a shift towards more profitable profit-sharing models in the future. Despite the challenges reflected in this quarter’s financials, we are channelling our resources towards innovative exploration of new business areas. Our commitment to diversification and innovation is unwavering, and we believe it is fundamental to building a resilient, long-term enterprise. We recognize that the current landscape is dynamic, and we are adapting our strategies accordingly

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022
Telecommunication Products & Services	$5,494,641	$9,668,146
SMS & MMS Business	$7,510	$876,175
Big Data	$—	$—
Total Cost of Revenue	$5,502,151	$10,544,321

We recorded $5,502,151 in costs of revenue for the three months ended November 30, 2023, a decrease of $5,042,170 or 48%, compared to the three months ended November 30, 2022. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans, and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended November 30, 2023 was $637,995, a decrease of $220,619 or 26%, compared to the three months ended November 30, 2022. The decrease is primarily due to reduced revenues in all three key segments, reflecting a tough economic climate and competitive pressures.

Amortization & Depreciation

We recorded depreciation of $17,525 for fixed assets for the three months ended November 30, 2023, an increase of $509 or 3%, compared to the three months ended November 30, 2022.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022
Accounting	$49,342	$—
Consulting	$800,001	$737,083
Entertainment	$74,724	$60,676
IT	$11,535	$12,923
Rent	$34,949	$24,897
Salaries & Wages	$501,396	$474,512
Technical Fee	$34,853	$21,653
Travelling	$85,373	$82,255
Others	$664,012	$221,801
Total G&A Expenses	$2,256,185	$1,635,800

We recorded $2,256,185 in general and administrative expenses for the three months ended November 30, 2023, an increase of $620,385 or 38%, compared to the three months ended November 30, 2022. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022
Marketing Cost	$40,963	$64,012

We recorded $40,963 in marketing cost for the three months ended November 30, 2023, being a decrease of $23,049 or 36%, compared to the three months ended November 30, 2022. These marketing costs were for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022
Research & Development	$176,119	$180,158

We incurred fees of $176,119 in research & development for the three months ended November 30, 2023 as compared to $180,158 for the three months ended November 30, 2022. The decrease of $4,039 or 2% was due to the savings from data access and usage fee charged by telecommunications company.

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

Over the past year, we have deepened the Company’s determined commitment toward working with partners in elucidating consumer insights via big data algorithms and applying behavioural analytics to the fintech sector in sparking new innovations and commercial applications. Over the course of 2023, Sapientus has made great strides on several fronts: market implementation, analytical advancement, and network engagement. These developments proceed in parallel with continued efforts to enrich our portfolio line-up towards fulfilling our commercialization potential and value creation objectives:

●

Deployment of an analytic engine within the leading reinsurer’s risk assessment and selection system.

-        Our rating models have been onboarded onto our partner’s innovative digital solutions platform as an embedded component of their underwriting engine. Through this pilot adoption, we brought forward both integrative as well as complementary value through injecting new data-driven insights and risk-scoring capabilities into our partner’s system. We believe this arrangement strategically positions Sapientus for further market recognition and partnership opportunities.

-        Currently, our rating models are being used by more than 20 major insurance companies, with increasing reach in terms of user base and business coverage as our reinsurer partner continues to actively engage more insurance clients and apply our model results across wider spectrums of product lines including medical and Critical Illness (CI) portfolios.

●	Model enhancement through calibration against empirical data - We have deepened our analytic capabilities in generating risk insights and behavioural understanding through sharpening our proprietary modeling tools with empirical insurance claims data, in conjunction with our partner’s medical as well as non-medical underwriting guidelines. The elevated intelligence of our system could empower our partners with greater latitude of risk and value segmentation abilities critical for successful portfolio management.

●	Strengthening of existing partnerships and broadening into new engagements - We continue to leverage our vast analytical assets and reinvent our capabilities to better serve existing partners as well as recruit new collaboration parties. As part of our new business and partner acquisition strategy, we have been actively developing and promoting new value propositions, such as offering proprietary analytic tools and insights that facilitate more effective sales profiling and creative product innovations, capturing a wider commercial audience.

●	Official patent recognition – Over the past four years, Sapientus has been granted nine patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, and Insurance Risk Assessment platform and Insurance Fraud Detection System. NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

It is important to emphasize that our allocation to research and development is foundational to our technology-oriented operations. Our steadfast dedication to innovation remains undiminished, and we expect to persistently advance in our developmental endeavours to reinforce our technological edge.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	November 30, 2023	November 30, 2022
Share compensation expenses	$108,213	$823,431

We incurred fees of $108,213 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended November 30, 2023, as compared to $823,431 for the three months ended November 30, 2022. The decrease of $715,218 or 87% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for compensating these consultants and advisors with shares is to (i) minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities, and (ii) ensure that their contributions are closely tied to the growth and prosperity of our Company.

Operating Expenses

We recorded $2,599,005 in operating expenses for the three months ended November 30, 2023, as compared to $2,720,417 in operating expenses for the three months ended November 30, 2022. The decrease of $121,412 or 4%, for the three months ended November 30, 2023, is as set forth above.

Net loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,944,343 for the three months ended November 30, 2023, and $2,521,992 for the three months ended November 30, 2022. The decrease in net loss attributable to the Company’s shareholders of $577,649 or 23% is as discussed above.

Nine Months Ended November 30, 2023 Compared to the Nine Months Ended November 30, 2022

The following table sets forth our results of operations for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022
Revenue	$27,588,403	$21,241,015
Cost of revenue	$(24,446,325)	$(19,587,546)
Total operating expenses	$(6,482,894)	$(6,444,283)
Total other income (expenses)	$(3,901)	$(713,667)
Net loss attributable to the Company’s shareholders	$(3,343,895)	$(5,503,480)
Foreign currency translation adjustment	$(271,579)	$(711,433)
Comprehensive loss attributable to the Company	$(3,615,451)	$(6,214,199)
Basic Loss Per Share attributable to the Company	$(0.06)	$(0.13)
Diluted Loss Per Share attributable to the Company	$(0.06)	$(0.13)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022	Change (%)
Telecommunication Products & Services	$27,332,154	$14,673,364	86%
SMS & MMS Business	$24,213	$6,317,651	-100%
Big Data	$232,036	$250,000	7%
Total Revenue	$27,588,403	$21,241,015	30%

We recorded $27,588,403 in revenue for the nine months ended November 30, 2023, an increase of $6,347,388 or 30%, compared to the nine months ended November 30, 2022. This increase resulted from an increase in revenue of $12,658,790 from our Telecommunication Products & Services, buoyed by both the addition of a new product line and organic expansion; offset in part by a decrease in revenue of $6,293,438 from our SMS & MMS business and a decrease of revenue of $17,964 from our Big Data business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The increase in this line of business especially in the mobile recharge revenue was evident as we deployed certain funding that we had secured in the recent past months to this line of business. The notable revenue escalation in the Telecommunication Products & Services not only reflects our capital allocation into this domain, leveraging funds received in the preceding months but also our efforts in diversifying our offerings with new product lines. We foresee sustained growth for this segment as we strategize to allocate more resources in the near future. Contrastingly, our SMS and MMS business has reduced substantially as compared to the previous nine months ended November 30, 2022. Changes in the government protocol for SMS and MMS distribution resulted in a significant decline in our revenue in this sector, compelling us to focus on our other business lines. However, it’s imperative to note that we remain optimistic about the SMS and MMS business. It continues to hold significance in our broader financial picture, and we are actively re-evaluating our approach to adapt to these changes and uncover alternative avenues for growth within this segment. In shifting focus to our Big Data business in FY2021, we forged a valuable alliance with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. Building upon the successful implementation of the initial phase, Pacific Life Re proceeded with Phase 2 in the previous fiscal year. During the last quarter of FY2022, we established a collaborative research alliance with Munich Re in extending behavioural analytics to enhance understanding of morbidity and behavioural patterns in the Chinese market. The objective is to create value for both insurers and the end insurance consumers through technology advancements, improved product offerings and enhanced customer experiences. The collaboration with Munich Re was further extended in the last quarter of FY2023.The revenue recorded during the current nine-month period in our Big Data division is a result of both the contracts with Pacific Life Re and Munich Re. While the revenue of our Big Data division has seen a positive shift in the current nine-month period, primarily due to our collaborations with Pacific Life Re and Munich Re, the magnitude of this growth has been modest. However, we are optimistic and anticipate more significant improvements in the upcoming periods.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022
Telecommunication Products & Services	$24,424,082	$13,401,733
SMS & MMS Business	$22,243	$6,185,813
Big Data	$—	$—
Total Cost of Revenue	$24,446,325	$19,587,546

We recorded $24,446,325 in costs of revenue for the nine months ended November 30, 2023, an increase of $4,858,779 or 25%, compared to the nine months ended November 30, 2022. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the nine months ended November 30, 2023 was $3,142,078, an increase of $1,488,609 or 90%, compared to the nine months ended November 30, 2022. The significant increase in gross profit was attributed to not only the enhanced revenue for the period but also the introduction of new product mix within the Telecommunication Products & Services.

Amortization & Depreciation

We recorded depreciation of $53,538 for fixed assets for the nine months ended November 30, 2023, an increase of $8,884 or 20%, compared to the nine months ended November 30, 2022.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022
Accounting	$119,641	$97,828
Consulting	$1,644,887	$1,418,406
Entertainment	$224,636	$153,450
IT	$70,705	$49,451
Rent	$108,541	$94,502
Salaries & Wages	$1,469,395	$1,514,546
Technical Fee	$107,447	$73,252
Travelling	$195,926	$124,560
Others	$1,311,353	$625,224
Total G&A Expenses	$5,252,531	$4,151,219

We recorded $5,252,531 in general and administrative expenses for the nine months ended November 30, 2023, an increase of $1,101,312 or 27%, compared to nine months ended November 30, 2022. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022
Marketing Cost	$92,559	$290,592

We recorded $92,559 in marketing cost for the nine months ended November 30, 2023, being a decrease of $198,033 or 68%, compared to the nine months ended November 30, 2022. These marketing costs were for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022
Research & Development	$525,174	$589,909

We incurred fees of $525,174 in research & development for the nine months ended November 30, 2023, as compared to $589,909 for the nine months ended November 30, 2022. The decrease of $64,735 or 11% was due to the savings from data access and usage fee charged by telecommunications company.

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

Over the course of 2023, Sapientus has made great strides on several fronts: market implementation, analytical advancement, and network engagement. These developments proceed in parallel with continued efforts to enrich our portfolio line-up towards fulfilling our commercialization potential and value creation objectives:

●

Deployment of an analytic engine within the leading reinsurer’s risk assessment and selection system.

-        Our rating models have been onboarded onto our partner’s innovative digital solutions platform as an embedded component of their underwriting engine. Through this pilot adoption, we brought forward both integrative as well as complementary value through injecting new data-driven insights and risk-scoring capabilities into our partner’s system. We believe this arrangement strategically positions Sapientus for further market recognition and partnership opportunities.

-        Currently, our rating models are being used by more than 20 major insurance companies, with increasing reach in terms of user base and business coverage as our reinsurer partner continues to actively engage more insurance clients and apply our model results across wider spectrums of product lines including medical and Critical Illness (CI) portfolios.

●	Model enhancement through calibration against empirical data - We have deepened our analytic capabilities in generating risk insights and behavioural understanding through sharpening our proprietary modelling tools with empirical insurance claims data, in conjunction with our partner’s medical as well as non-medical underwriting guidelines. The elevated intelligence of our system could empower our partners with a greater latitude of risk and value segmentation abilities critical for successful portfolio management.

●	Strengthening of existing partnerships and broadening into new engagements -We continue to leverage our vast analytical assets and reinvent our capabilities to better serve existing partners as well as recruit new collaboration parties. As part of our new business and partner acquisition strategy, we have been actively developing and promoting new value propositions, such as offering proprietary analytic tools and insights that facilitate more effective sales profiling and creative product innovations, capturing a wider commercial audience.

●	Official patent recognition – Over the past four years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, and Insurance Risk Assessment platform and Insurance Fraud Detection System. NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

It is important to emphasize that our allocation to research and development is foundational to our technology-oriented operations. Our steadfast dedication to innovation remains undiminished, and we expect to persistently advance in our developmental endeavours to reinforce our technological edge.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the nine months ended
	November 30, 2023	November 30, 2022
Share compensation expenses	$559,092	$1,367,909

We incurred fees of $559,092 in share issuance for consultants in consideration of the services which have been provided to the company for the nine months ended November 30, 2023, as compared to $1,367,909 for the nine months ended November 30, 2022. The decrease of $808,817 or 59% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $6,482,894 in operating expenses for the nine months ended November 30, 2023, as compared to $6,444,283 in operating expenses for the nine months ended November 30, 2022. The increase of $38,611 or 1%, for the nine months ended November 30, 2023, is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $3,343,895 for the nine months ended November 30, 2023, and $5,503,480 for the nine months ended November 30, 2022. The decrease in net loss attributable to the Company’s shareholders of $2,159,585 or 39% resulted primarily from the higher revenue and gross profit as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of November 30, 2023 and February 28, 2023:

	As at November 30, 2023	As at February 28, 2023
Cash and cash equivalents	$1,934,565	$9,240,241
Working capital	$12,510,848	$15,229,331

At November 30, 2023, we had cash and cash equivalents of $1,934,565, as compared to cash and cash equivalents of $9,240,241 at February 28, 2023. Our mobile payment business model necessitates periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. The capital influx from our November 2022 private placements enabled us to subsequently amplify our prepayments and deposits with the telecommunication entities, subsequently driving a surge in revenue. Therefore, the observed variability in our cash holdings is a deliberate operational strategy to try to optimize revenue generation. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand and cash equivalents, coupled with our operating revenues, will sufficiently cover our projected operational needs and address our outstanding liabilities for the next 12 monhts. For more expansive growth, further enhancing our deposits with telecommunication entities will be crucial. In line with this, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $840,000 through the exercise of warrants to purchase shares of our common stock during the nine months ended November 30, 2023, which transactions were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”).

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the nine months ended
	November 30, 2023	November 30, 2022
Net cash used in operating activities	$(6,953,025)	$(5,600,444)
Net cash used in investing activities	$(379)	$(67,761)
Net cash provided by (used in) financing activities	$(295,333)	$17,550,000
Effect of exchange rates on cash & cash equivalents	$(56,939)	$(473,202)
Net increase (decrease) in cash and cash equivalents	$(7,305,676)	$11,408,593

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $1,352,581 in the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022, primarily due to an increase in account receivable of ($5,072,577) (November 30, 2022: $555,729), increase in prepayment and deposit of ($1,113,267) (November 30, 2022: ($1,695,534)), increase in other receivable of ($2,161,319) (November 30, 2022: $141,173), decrease in accrual and other payable of ($102,182) (November 30, 2022: $1,093,377) and decrease in lease liability of ($4,618) (November 30, 2022: ($1,322)); offset by increase in accounts payable of $3,864,745 (November 30, 2022: ($1,871,709)).

Cash Flow used in Investing Activities

During the nine months ended November 30, 2023, net cash used in investing activities decreased by $67,382 compared to $67,761 in the nine months ended November 30, 2022.

Cash Flow provided by Financing Activities

During the nine months ended November 30, 2023, net cash used by financing activities was $295,333 compared to net cash provided by financing activities during the nine months ended November 30, 2022 was $17,550,000, which reflects a decrease of $17,845,333 from the $17,550,000 provided by financing activities in the nine months ended November 30, 2022. The decrease was primarily due to the repayment of convertible notes and a decrease in the sale of equity securities during the nine months ended November 30, 2023.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of November 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of November 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not completely effective as of November 30, 2023. Management has continued to monitor the implementation of the remediation plan described below.

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

The management of the Company is responsible for establishing and maintaining adequate ICFR for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023 in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a quickly growing development-stage company with limited resources, management is in the process of building the necessary infrastructure of controls, following the COSO Framework, to ensure that more stringent policies and procedures will be in place in the near future. However, based on our current review, management concluded that, during the period covered by this report, material weaknesses in ICFR as follows:

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

Notwithstanding the assessment that our ICFR was not effective as of November 30, 2023 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $3.3 million during the nine-month period ended November 30, 2023 and net losses of approximately $7.5 million, $4.9 million and $4.3 million for the years ended February 28, 2023, 2022 and 2021, respectively. At November 30, 2023 and February 28, 2023, we had an accumulated deficit of approximately $28.0 million and $24.7 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, had imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that had significant outbreaks of COVID-19. Although our operating subsidiaries and contractually controlled entity report that its operation have not been materially affected, uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic resulted in significant financial market volatility and uncertainty in recent years. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, on the market price of our Common Shares, and on consumer demand for consumer services, including those offered by our Company.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 4.5% and as low as 0.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended November 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

FINGERMOTION, INC.

Dated: January 16, 2024	By:	/s/ Martin J. Shen
Martin J. Shen, Chief Executive Officer
(Principal Executive Officer)