Form 10-K
period 2024-02-29
FingerMotion, Inc.
filed 2024-05-29
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 29, 2024

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-41187

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4600326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

111 Somerset Road, Level 3

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($5.11 on August 31, 2023) was approximately $209,481,650.

The registrant had 52,712,850 common shares outstanding as of May 23, 2024.

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

As of the date of this Annual Report on Form 10-K, our Company and subsidiaries and the VIE have not received any inquiry, notice, warning or sanctions from the CSRC or any other Chinese governmental authorities relating to securities listings, although it seems we will be required to file with the CSRC with respect to a new offering of our securities. However, since these statements and regulatory actions, including the Overseas Listing Trial Measures, are newly published it is uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange. See “Risk Factors— Risks Related to Doing Business in China”.

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

Transfer of Cash or Assets

Dividend Distributions

We have never declared or paid dividends or distributions on our common stock. We currently intend to grant a dividend in kind of warrants to purchase shares of our common stock to holders of our common stock as previously disclosed, however, we intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

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

In June 2022, we were identified on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov.hfcaa) and, as a results we are required to comply with the submission or disclosure requirements in this Annual Report on Form 10-K for our fiscal year ending February 29, 2024. If we are so identified for two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States.

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

Value Added Product and Services

These are new product and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. In February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% own subsidiary TengLian signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device Protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. In mid-July 2022, we launched the roll out of the Mobile Device protection product with the roll out of the new mobile phones and 5G phones. Complementing our hardware protection services, we have introduced cloud services designed to offer corporate customers robust data storage, processing capabilities, and databases accessible via the internet.

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

Rich Communication Services

In March 2020, the Company began the development of an RCS platform, also known as Messaging as a Platform (“MaaP”). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems without having to utilize third-party apps or log onto the Internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners. Currently, the deployment of this RCS platform is under review, with discussion ongoing among government bodies, major service providers, and telecommunication companies. These deliberations aim to assess the potential market impacts and establish the necessary consents before the launch, considering the significant changes the platform may introduce to user interactions with existing services. These discussions seek to ensure that all stakeholders’ concerns are addressed comprehensively. Once these issues are resolved and the necessary approval is obtained, we anticipate a substantial enhancement in our service offerings and an expansion of our market reach.

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

The following diagram depicts our corporate structure:

FingerMotion, Inc.
100%
Finger Motion Company Limited (Hong Kong)
100%
Finger Motion (CN) Global Limited (Samoa)
100%
Finger Motion Financial Group Limited (Samoa)
100%
Finger Motion (CN) Limited (Hong Kong)
100%
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

To operate, the VIE and Beijing XunLian TianXia Technology Co., Ltd. are required to obtain, and have obtained, a value-added telecommunications business licence from PRC authorities. In connection with our previous issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this periodic report on Form 10-Q, we, our PRC subsidiaries and the VIE, (i) are not required to obtain permissions from the CSRC except that as of March 31, 2023 we may have to file with the CSRC with respect to a new offering of our securities, (ii) are not required to go through cybersecurity review by the CAC, and (iii) have received or were not denied such requisite permissions by any PRC authority. If we, our subsidiaries or the VIE (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be subject to government enforcement actions, investigations, penalties, sanctions and fines imposed by the CSRC, the CAC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiary may be ordered to suspend and its business qualifications and licenses may be revoked.

To address challenges resulting from laws, policies and practices that may disfavors foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in the PRC-based companies. We own 100% of the equity of a WFOE, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), which has entered into the VIE Agreements with the VIE, which is owned by Ms. Li Li the legal representative and general manager, and also the shareholder of the VIE. The VIE Agreements have not been tested in court. As a result of our use of the VIE structure, you may never directly hold equity interests in the VIE. Any securities that we offer will be securities of the Company, the Delaware holding company, not of the VIE.

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

Telecommunication Companies
China Mobile
China Unicom
China Telecom
Partners
Smart Phones
Up-Stream Partners
PigeonHoles Integrated System
FingerMotion - Telecommunication Products and Services
Marketing and Events
Customer Service
Analysis and Localization
Offering and Delivering
E-Commerce Platforms
Online Stores
Social Media Platforms
Online Pages
Business Partners
SDK Integrations
Down-Stream Partners
Consumers / Subscribers

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

SMS and MMS Services

Short Message Service (SMS) remains the only secure and reliable communication medium that connects all telecommunication operators globally. In 2023, the telecommunications industry in China sent a total of around 1,869 billion SMS1, equivalent to a market size of RMB 45 billion2 (~$6.31 billion), a year-on-year decrease of 0.3%3 compared to 2022The Company was responsible for 697 million, or 0.037% of the market share for the fiscal year ended February 29, 2024.

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

1 https://www.chinabaogao.com/data/202402/691933.html

2 https://wap.miit.gov.cn/jgsj/yxj/xxfb/art/2024/art_8e331aa8abeb4870a7446a3be26d3ce1.html

3 https://www.miit.gov.cn/gxsj/tjfx/txy/art/2024/art_76b8ecef28c34a508f32bdbaa31b0ed2.html

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

Rich Communication Services (RCS) Platform

Telecommunication operators around the world have reached consensus on the need to upgrade the operator messaging service from SMS to Rich Communication Services (RCS) messaging in the 5G era. Worldwide, the GSM Association (GSMA) indicates 90 operators have launched RCS in 60 countries, attracting approximately 421 million users and projecting an estimated value of $15.78 billion by 2027, growing at a CAGR of 18.5%.4

On April 8, 2020, China’s three major telecommunication operators, namely China Mobile, China Telecom and China Unicom, released a 5G messaging white paper outlining their commitment to mandate all compatible handsets sold in the country support RCS.5

5G messaging service or RCS can support not only Person-to-Person (P2P) messaging, but also Application-to-Person (A2P) messaging. Through P2P messaging, RCS offers a richer text-messaging system, provides phonebook polling and is capable of transmitting in-call multimedia features. A2P messaging enables businesses and brands to communicate with users via chatbot, facilitates the sharing of high-quality videos but also more direct interfacing with the internet; consumers will no longer have to download multiple mobile apps and can, for instance, directly buy train tickets and book flights by just sending messages.

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

4 https://www.gsma.com/futurenetworks/rcs/ & https://www.marketresearch.com/Infogence-Marketing-Advisory-Services-v4010/Global-Rich-Communication-Services-RCS-30323369/

5 https://www.gsma.com/futurenetworks/wp-content/uploads/2020/04/5G-Messaging-White-Paper-EN.pdf

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

Over the past several years, Sapientus’ predictive models had garnered much interest and positive receptivity from the industry, particularly reinsurers and insurers in China and the greater region; we continue to elevate our analytic capabilities and align our services against the needs of our partners and the larger ecosystem.

Sapientus is strategically focused on developing and promoting our core analytic products to the market, specifically:

■	enhancing modeling precision by incorporating additional insurance datasets;
■	expanding modeling efforts to cover various insurance products;

■	begin promoting models to a broader client base for extensive real-world use, targeting insurers as well as various other ecosystem partners.; and

■	further developing a sales rating engine by leveraging our comprehensive data assets and applying AI technology.

The Company is steadily advancing along its planned roadmap, ready to move beyond “Stage 1: Initialization” and advance into “Stage 2: Expansion”:

Stage 1: Initialization (largely completed)

During the initialization stage, the Company’s focus has been on building its brand and honing its rating framework and analytics. To accomplish this, the Company is partnering with reinsurers to increase its visibility as well as assimilate its data analytics into the reinsurers’ value chain. Engagements include, among various other initiatives, underwriting enhancement, market segmentation and product design.. Revenue during this time has been sourced mainly from offering proprietary rating system and related services that are customized to fit the Company’s reinsurer partners’ specific needs. Furthermore, establishing collaborative facilities with reinsurers has allowed the Company to integrate posterior information (claims and underwriting experience, for example) and further improve its scoring/measurement system.

Stage 2: Expansion

The expansion stage will see the Company offer tech services to cover more insurance product lines and serve more industry clients and partners/channels. Furthermore, the Company will also expand its revenue focus from offering rating system alone to potential earning of commissions and profit shares through channel expansion and innovative product designs enabled by more granular customer segmentation. Channel expansion could be achieved by cross-selling through the Company’s affiliated company and reinsurance brokerage firm partner, supported by leads generation for niche marketing and further upselling. In addition, developing customized product solutions with reinsurers will augment value proposition, offering more personalized and efficient coverage based on the latent risks of individuals. Precision marketing enhances product take-up rates, while preferred risk selection is expected to attract profitable business and improve portfolio results. As such, added value can be generated and shared among Sapientus and its (re)insurer and distribution partners.

Stage 3: Integration

As Sapientus matures, the Company enters the integration stage. Behavioral dynamics can prove to be very versatile in supporting many possibilities beyond insurance. Having accumulated more diverse data and insights enriches the Company’s rating perspective, enabling it to offer a universal rating platform that can be commonly adopted across the industry. The Company’s platform can be readily integrated with other systems, helping the Company extend reach beyond insurance applications. For example, the Company’s generalized rating system can help conduct smart underwriting for financial loans or craft out consumer behaviors and risk propensities to inform ecommerce business decisions. The Company’s platform can be used standalone as an independent rating tool, as well as offered as part of an integrated system, joining forces with various ecosystem partners on data access, customer relationships, advanced analytics, product and service capabilities. Types of value that can be realized through ecosystems include:

■	Friction reduction: Creating a one-stop shop or interface for consumers by removing the hassle of switching among multiple providers;

■	Network effects: Generating synergy value for stakeholders by pooling and sharing information and resources to serve common needs; and

■	Data integration: Mining and analyzing available data, applying learnings to deliver convenience and tangible benefits to customers.

Growth Strategy

The Company’s growth strategy is a multi-pronged approach, continually asking “What’s next?” and consisting of the following:

■	Enhancing PigeonHoles Integration System and the DaGe Platform. Maintaining a stable and robust platform is expected to give the Company the flexibility to manage new product offering and packages in order to increase revenue. This will be the key critical success factor for the Company’s expansion plans.

■	Expanding customer base. Along with the stability of the Company’s platform and its ability to access working capital, the Company’s growth will be based on increasing its market share through expanding its base in its current geographic regions of operations and through expanding its presence into other regions. The Company’s offerings can be targeted to a wider group of customers, which should improve overall revenue.

■	New Product line expansion. The Company plans to constantly increase its product offerings from its telco partners by designing new packages and offerings in order to differentiate the Company from its competition. New product line and services are expected to be introduced progressively to be offered to the end users via the telco delivery channels. This is expected to expand our revenue base.

■	Enhancing values. The Company intends to continue to build brand loyalty and enhance its customer service to ensure customer retention and repeat sales.

■	Diversification. Breaking away from the Company’s core and traditional business, the Company is moving into the insurance technology (“insurtech”) space with Sapientus and the Company’s big data analytics arm. The Company intends to continue to explore opportunities in the financial technology services (“fintech”), healthcare and advertising industries.

■	Focusing on strength and investing in talent. The Company intends to continue to build the strongest team in all of its various businesses. The Company intends to also continue to build its core values to enhance and differentiate its support and services to ensure it is able to stand out from its competitors.

Sales and Marketing

■	The Company’s sales and marketing efforts are focused on promoting brand awareness of its JiuGe telecommunication stores currently operating on most major e-commerce and social media platforms in China.

■	The Company is continuously planning, in cooperation with its telco partners, seasonal and targeted marketing events in different provinces and cities.

■	Since the inception of JiuGe Technology in 2018, the Company has secured contracts and agreements to work with nine (9) online stores and twenty (20) business partners. The Company’s strategy is to expand into the entire China region and to reach out to a wider base of customers and users that can benefit from the Company’s product offerings.

■	The Company’s new agreement with China Mobile on the loyalty redemption business is a step towards the Company’s customer retention strategy that is expected to also enable it to cross-sell additional products and offerings from the Company.

■	The Company intends to continue to focus on, and expand, its roster of corporate clients to improve sales in its SMS business, and intends to focus on expanding into different industries.

Research & Development

■	RCS Platform - As a leader in the 5G ecosystem in China, the Company is developing the RCS platform to strengthen its first-mover advantage in MaaP (Messaging as a Platform). This messaging platform enables businesses and brands to communicate and service their customers on 5G infrastructure, delivering a more efficient, more cost efficient, and more robust user experience. This should open up a new marketing channel for the Company’s current and prospective business partners.

■	Big Data Insights - Beginning in January 2019, the Company has continuously researched industry reports and compiled data published by researchers and have incorporated its findings into its Sapientus data blocks. By integrating with external data sources, the Company’s R&D departments can develop innovative insurtech and fintech products to the Company’s re-insurance and financial services companies and partners.

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

Intellectual Property

The Company has sufficient intellectual property rights to operate its mobile payment and recharge platform system. Specifically, the Company has registered patents for its mobile payment and recharge platform system. The Company will continue to enhance the system to meet market and consumer demands and requirements. The Company has also implemented strict controls to ensure the safe and secure keeping of any source codes.

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

Employees

As of February 29, 2024, we had 64 total employees, of whom all were full time. We have approximately 55 employees in China, 3 employees in Malaysia, 2 employees in Hong Kong, 1 employee in Taiwan, 2 employees in USA and 1 employee in Canada. We believe that we enjoy good relations with our employees.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $3.8 million, $7.5 million and $4.9 million for the years ended February 29, 2024, 2023 and 2022, respectively. As of February 29, 2024, we had an accumulated deficit of $28.4 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We do not intend to pay cash dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

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

If we offer new securities in the future, we will be required to file with the CSRC, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of our securities to significantly decline or be worthless.

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

Due to the Overseas Listing Trial Measures, we will be required to file with the CSRC with respect to an offering of new securities, which may subject us to additional compliance requirements in the future and we cannot assure you that we will be able to get the clearance from the CSRC for any offering of new securities on a timely manner. Any failure of us to comply with the new Overseas Listing Trial Measures may significantly limit or completely hinder our ability to offer or continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation.

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

Although the audit report included in our Annual Report for the fiscal year ended February 29, 2024 was prepared by an auditor who has been currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigatge our auditor completely, we could be delisted if we are unable to meet the PCAOB inspection requirements established by the HFCAA.

As a public company with securities listed on Nasdaq, we are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong and PRC, a jurisdiction where the PCAOB has previously been unable to conduct inspections without the approval of the PRC authorities due to various state secrecy laws and the revised Securities Law, the PCAOB did not have free access to inspect the work of our auditor. This lack of access to the PCAOB inspection in the PRC prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor based in the PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections.

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

In June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa) and, as a result, we will be required to comply with the submission or disclosure requirements in our annual report covering the fiscal year ended February 29, 2024. If we are so identified for another two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States. As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, until such time as the PCAOB issues any new determination, we do not expect to be at risk of having our securities subject to a trading prohibition under the HFCAA.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Globally, organizations are encountering cybersecurity incidents with growing frequency, and the nature of these threats is becoming more sophisticated and constantly changing.We recognize the importance of developing, implementing and maintaining strong cybersecurity policies and processes to protect our information systems and the confidentiality, integrity, and accessibility and availability of our data.

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and maintained policies, procedures, and controls to mitigate material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents. Further, we have strategically integrated cybersecurity risk management into our broader risk management framework to promote awareness and attention to cybersecurity risk management company wide. These risks are evaluated on an ongoing basis as part of our overall risk management strategy that is monitored and tracked by our Risk and Information Security Committee, as well as through a separate cybersecurity assessment of the China IT platform opearated by our contractually controlled subsidiary, JiuGe Technology, which is required under PRC laws. The lead information technology manager (the “IT Manager”) of JiuGe Technology oversees this assessment, which is performed by a third party hired by JiuGe Technology and includes some government oversight, called the Multi-Level Protection Scheme (“MLPS”), the objective of which is to protect data and information systems from security threats. The assessment stratifies IT systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The MLPS includes attributes such as physical security, network security, host security, application security, and data security. The final MLPS report is submitted to the appropriate authorities, and the IT Manager also reviews this report with our CFO.

Our CFO and the IT Manager report directly to the Risk and Information Security Committee to review the Company’s information security and cybersecurity risks, including but not limited to, the MLPS report. Despite these efforts, no system is impenetrable, and we cannot provide assurances that we will prevent every attack or timely detect every incident.

Engage Third-parties on Cyber- Risk Management

The Company currently engages third parties in connection with our China cybersecurity annual assessment overseen by our IT Manager, which is driven by risk ranking and assessment. Cybersecurity considerations for operations outside of China, which includes a small proportion of core functions as well as administrative functions, are incorporated in the Company’s overall risk assessment and will be considered in the overall SOX/controls management testing going forward when appropriate. Recognizing the importance of cybersecurity from both an operational and disclosure perspective, as well as the complexity and evolving nature of cybersecurity threats, we plans to revisit the link between China cybersecurity testing and FingerMotion’s consolidated cybersecurity risk assessment and consider potential enhancements. FingerMotion will consider resource and capital constraints when determining the nature and timing of enhancing our cybersecurity infrastructure.

Overseeing Risks stemming from Third-Party Service Providers

We maintain comprehensive internal protocols to mitigate cybersecurity threats associated with our use of third party service providers. We are currently enhancing these protocols to further strengthen our defenses and reduce potential vulnerabilities.

Risks from Cybersecurity Threats

We do not currently identify any major cybersecurity threats that have materially affected or are reasonably likely to materially affect us (including our business strategy, results of operations, or financial condition).

Governance

Board of Directors Oversight

Our Board of Directors recognizes the importance of information security and mitigating cybersecurity and other data security threats and risks as part of our efforts to protect and maintain the confidentiality and security of our customers, employee and vendor information, as well as non-public information about our Company. Although our full Board of Directors has ultimate responsibility with respect to risk management oversight, the Risk and Information Security Committee of our Board of Directors is charged with and bears primary responsibility for, among other matters, overseeing risks specific to the identification and mitigation of cybersecurity risks.

Management’s Role Managing Risk

The CFO and CEO play a pivotal role in informing the Risk and Information Security Committee on cybersecurity risks. The CFO will immediately notify the Risk and Information Security Committee and Board of Directors of any cybersecurity incident that is determined to be material. The CFO and CEO deliver focused updates to the Risk and Information Security Committee annually, or more frequently as needed, in response to specific incidents or emerging threats. These briefings encompass a broad range of topics, including:

•	Current cybersecurity landscape and emerging threats;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Incident reports and learnings from any cybersecurity events; and
•	Compliance with regulatory requirements and industry standards.

As we progress in the assessment and enhancement of our cybersecurity program, we plan to consider the following areas for enhancement and incorporation into the cybersecurity risk management and governance program in the future:

•	Oversight of Third-Party cybersecurity risk
•	Engaging/ outsourcing Risk management Personnel
•	Monitoring system/ procedures for cybersecurity incidents
•	Reporting to Board of Directors regarding cybersecurity risks and incidents

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with the CEO, Mr. Martin Shen, and the CFO, Mr. Yew Hon Lee, working in close coordination with Mr. ShenJian, the IT Manager of our China Operations. Messrs. Shen and Lee have experience in overseeing IT Functions, including cybersecurity. Mr. ShenJian (the IT Manager) has 24 years of experience in technical work since graduating from Jiaotong University in June 2000 with a major in technology. His expertise is critical in designing, implementing, and executing our cybersecurity strategies. Our IT Manager oversees our governance programs in partnership with our CEO and CFO, oversees testing of our compliance with government standards in China, remediates known risks, and leads our employee training program around cybersecurity.

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

There are no matters as of February 29, 2024 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

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

Quarter Ended	High Bid	Low Bid
February 29, 2024	$4.50	$2.05
November 30, 2023	$7.97	$3.88
August 31, 2023	$7.16	$1.30
May 31, 2023	$2.50	$1.01
February 28, 2023	$4.66	$1.39
November 30, 2022	$9.79	$0.62
August 31, 2022	$2.30	$0.83
May 31, 2022	$2.99	$1.24
February 28, 2022	$9.25	$2.03

On May 23, 2024, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.95 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of May 23, 2024, there were approximately 81 holders of record of our common stock as reported by our transfer agent, VStock Transfer, LLC, which does not include shareholders whose shares are held in street or nominee names.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to grant a dividend in kind of warrants to purchase shares of our common stock to holders of our common stock as previously disclosed, however, we intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, and plans for expansion and restrictions imposed by lenders, if any.

Recent Sales of Unregistered Securities

Year Ended February 29, 2024

All sales of unregistered securities during the fiscal year ended February 29, 2024 have been previously reported.

Subsequent to the Year Ended February 29, 2024

On March 29, 2024, we issued 17,500 shares of our common stock at a deemed price of $2.80 per share to one entity pursuant to consulting agreements, dated February 27, 2023 and February 24, 2024. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 29, 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 29, 2024, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 29, 2024 and February 28, 2023 and our financial condition as at February 29, 2024 and February 28, 2023, with a particular emphasis on fiscal 2024, our most recently completed fiscal year.

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

Value Added Product and Services

These are new product and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. In February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% own subsidiary TengLian signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device Protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. In mid-July 2022, we launched the roll out of the Mobile Device protection product with the roll out of the new mobile phones and 5G phones. . Complementing our hardware protection services, we have introduced the cloud services designed to offer corporate customers robust data storage, processing capabilities, and databases accessible via the internet.

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

‘

Rich Communication Services

In March 2020, the Company began the development of an RCS platform, also known as Messaging as a Platform (“MaaP”). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems, without having to utilize third party apps or log onto the Internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners. . Currently, the deployment of this RCS platform is under review, with discussion ongoing among government bodies, major service providers, and telecommunication companies. These deliberations aim to assess the potential market impacts and establish the necessary consents before the launch, considering the significant changes the platform may introduce to user interactions with existing services. The discussion seeks to ensure that all stakeholders’ concerns are addressed comprehensively. Once these issues are resolved and the necessary approval is obtained, we anticipate a substantial enhancement in our service offerings and an expansion of our market reach.

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

On or about May 12, 2023, our contractually controlled subsidiary, JiuGe Technology signed a cooperation agreement with Migu Video Technology Co., Ltd. to start in-depth collaboration on overseas hardware and terminal business.

On July 28, 2023, we granted an aggregate of 2,648,500 stock options pursuant to our 2023 Stock Incentive Plan, each having an exercise price of $4.62 per Common Share and an expiry date of five years from the date of grant to 22 individuals who are employees of our subsidiaries and contractually controlled affiliate. Such stock options are subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third and fourth anniversary of the date of grant.

On September 11, 2023, we entered into an At-The-Market Issuance Sales Agreement with Univest Securities, LLC (the “Sales Agent”), pursuant to which we may issue and sell, from time to time, Common Shares having an aggregate offering price of not more than $25,000,000 through the Sales Agent or any of its sub-agent(s) or other designees, acting as sales agent. Such Common Shares are registered pursuant to our shelf Registration Statement on Form S-3 (File No. 333-274456) filed on September 11, 2023, which was declared effective by the SEC on September 29, 2023.

On or around January 10, 2024, our contractually controlled subsidiary, JiuGe Technology, launched a new consumer application called “Da Ge” introducing subscribers to services such as car washing, detailing and maintenance, linking automobile owners with full service independent service stations.

On April 17, 2024, our contractually controlled subsidiary, JiuGe Technology, is entering into arrangements with certain electric vehicle (“EV”) charging station providers in the PRC to allow EV owners who have subscribed to the Da Ge app to locate and charge their vehicles, which is expected to significantly expand Da Ge’s usage.

Results of Operations

Year Ended February 29, 2024 Compared to Year Ended February 28, 2023

The following table sets forth our results of operations for the fiscal years ended February 29, 2024 and February 28, 2023:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Revenue	$35,791,685	$34,054,205
Cost of revenue	$(31,929,967)	$(31,735,735)
Total operating expenses	$(7,679,407)	$(8,984,535)
Total other income (expenses)	$5,672	$(872,772)
Net Loss attributable to the Company’s shareholders	$(3,757,519)	$(7,539,142)
Foreign currency translation adjustment	$(390,670)	$(529,603
Comprehensive loss attributable to the Company	$(4,148,449)	$(8,068,212)
Basic Loss Per Share attributable to the Company	(0.07)	(0.17)
Diluted Loss Per Share attributable to the Company	(0.07)	(0.17)

Revenues

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Year Ended February 29, 2024	Year Ended February 28, 2023	Change (%)
Telecommunication Products & Services	$32,790,946	$27,006,978	21%
SMS & MMS Business	$2,672,826	$6,609,727	-60%
Big Data	$327,913	$437,500	-25%
Total Revenue	$35,791,685	$34,054,205	5%

We recorded $35,791,685 in revenue for the year ended February 29, 2024, an increase of $1,737,480 or 5%, compared to the year ended February 28, 2023. This increase resulted from an increase in revenue of $5,783,968 from our Telecommunication Products & Services; offset in part by a decrease in revenue of $3,936,901 and $109,587 from our SMS & MMS business and Big Data business, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. The increase in this line of business primarily stemmed from the enhancement of mobile recharge services provided to the consumer base of our partnering telecommunication firms. Moreover, the overall revenue increase was also supported by ancillary services, notably our cloud-based business offerings. We foresee sustained growth for this segment as we strategize to allocate more resources in the near future. Contrastingly, our SMS and MMS business has reduced substantially as compared to the previous year. Changes in the government protocol for SMS and MMS distribution resulted in a significant decline in our revenue in this sector, compelling us to focus on our other business lines. However, it’s imperative to note that we remain optimistic about the SMS and MMS business. It continues to hold significance in our broader financial picture, and we are actively re-evaluating our approach to adapt to these changes and uncover alternative avenues for growth within this segment. In shifting focus to our Big Data business in FY2021, we forged a valuable alliance with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. Building upon the successful implementation of the initial phase, Pacific Life Re proceeded with Phase 2 in the previous fiscal year. During the last quarter of FY2022, we established a collaborative research alliance with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market. The objective is to create value for both insurers and the end insurance consumers through technology advancements, improved product offerings and enhanced customer experiences. Following the successful execution of our joint initiatives with Munich Re, we are now in active discussion to develop a new partnership arrangement.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Telecommunication Products & Services	$29,384,841	$25,327,090
SMS & MMS Business	$2,545,126	$6,408,645
Total Cost of Revenue	$31,929,967	$31,735,735

We recorded $31,929,967 in costs of revenue for the year ended February 29, 2024, an increase of $194,232 or 1%, compared to the year ended February 28, 2023. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the year ended February 29, 2024 was $3,861,718, an increase of $1,543,248 or 67%, compared to the year ended February 28, 2023. The substantial rise in gross profit was attributed to not only our increase in revenue but also to a strategic enhancement of our product mix within the Telecommunication Products & Services, most notably in our cloud-based business offerings. The refined focus on the product mix has been pivotal, as it comes with higher margins that significantly contribute to the improved gross profits. This strategic shift emphasizes our commitment to optimizing profitability, rather than pursuing revenue growth alone, ensuring a more sustainable and margin-focused business model.

Amortization & Depreciation

We recorded depreciation of $70,909 for fixed assets for the year ended February 29, 2024, an increase of $7,806 or 12%, compared to the year ended February 28, 2023.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Accounting	$160,402	$124,409
Consulting	$1,953,170	$1,997,178
Entertainment	$283,046	$224,954
IT	$98,979	$68,099
Rent	$142,033	$134,742
Salaries & Wages	$2,044,348	$1,980,125
Stock Option Compensation Expenses	$544,803	$342,996
Technical Fee	$131,886	$97,526
Travelling	$305,331	$211,734
Others	$919,483	$493,350
Total G&A Expenses	$6,583,481	$5,675,113

We recorded $6,583,481 in general and administrative expenses for the year ended February 29, 2024, an increase of $908,368 or 16%, compared to the year ended February 28, 2023. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements. This increase reflects our focus on strengthening governance and ensuring compliance, key to our growth and agility in the market.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Marketing Cost	$140,052	$430,291

We recorded $140,052 in marketing cost for the year ended February 29, 2024, a decrease $290,239 or 67% compared to the year ended February 28, 2023. These marketing costs were for our telecommunication products and services business. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Research & Development – Big Data	$699,559	$797,549

We recorded $699,559 in research & development for the year ended February 29, 2024, as compared to $797,549 for the year ended February 28, 2023. The decrease of $97,990 or 12% was due to the savings from data access and usage fees charged by telecommunications company.

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

Over the course of 2023, Sapientus has made great strides on several fronts: market implementation, analytical advancement, and network engagement. These developments proceed in parallel with continued efforts to enrich our portfolio line-up towards fulfilling our commercialization potential and value creation objectives:

●	Deployment of an analytic engine within the leading reinsurer’s risk assessment and selection system.
-	Our rating models have been onboarded onto our partner’s innovative digital solutions platform as an embedded component of their underwriting engine. Through this pilot adoption, we brought forward both integrative as well as complementary value through injecting new data-driven insights and risk-scoring capabilities into our partner’s system. We believe this arrangement strategically positions Sapientus for further market recognition and partnership opportunities.
-	Currently, our rating models are being used by more than 20 major insurance companies, with increasing reach in terms of user base and business coverage as our reinsurer partner continues to actively engage more insurance clients and apply our model results across wider spectrums of product lines including medical and Critical Illness (CI) portfolios.

●	Model enhancement through calibration against empirical data - We have deepened our analytic capabilities in generating risk insights and behavioral understanding through sharpening our proprietary modelling tools with empirical insurance claims data, in conjunction with our partner’s medical as well as non-medical underwriting guidelines. The elevated intelligence of our system could empower our partners with a greater latitude of risk and value segmentation abilities critical for successful portfolio management.

●	Strengthening of existing partnerships and broadening into new engagements -We continue to leverage our vast analytical assets and reinvent our capabilities to better serve existing partners as well as recruit new collaboration parties. As part of our new business and partner acquisition strategy, we have been actively developing and promoting new value propositions, such as offering proprietary analytic tools and insights that facilitate more effective sales profiling and creative product innovations, capturing a wider commercial audience.

●	Official patent recognition – Over the past four years, Sapientus has been granted eight patents by the National Copyright Administration of China (NCAC) for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, and Insurance Risk Assessment platform and Insurance Fraud Detection System. NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’ continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

It is important to emphasize that our allocation to research and development is foundational to our technology-oriented operations. Our steadfast dedication to innovation remains undiminished, and we expect to persistently advance in our developmental endeavors to reinforce our technological edge.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Share compensation expenses	$185,406	$2,018,479

We incurred fees of $185,406 in share issuance for consultants in consideration of the services which have been provided to the Company for the year ended February 29, 2024 as compared to $2,018,479 for the year ended February 28, 2023. The decrease of $1,833,073 or 91% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $7,679,407 in operating expenses for the year ended February 29, 2024 as compared to $8,984,535 in operating expenses for the year ended February 28, 2023. The decrease of $1,305,128 or 15% for the year ended February 29, 2024 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $3,757,519 for the year ended February 29, 2024 and $7,539,142 for the year ended February 28, 2023. The decrease in net loss attributable to the Company’s shareholders of $3,781,623 or 50% resulted primarily from the higher gross profit and some reductions from the various expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 29, 2024 and February 28, 2023:

	As at February 29, 2024	As at February 28, 2023
Cash reserves	$1,517,232	$9,240,241
Working capital	$11,971,003	$15,229,331

At February 29, 2024, we had cash and cash equivalents of $1,517,232 as compared to cash and cash equivalents of $9,240,241 at February 28, 2023. Our mobile payment business model necessitates periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, our expansion into the cloud-based business, which features a longer collection cycle, has led to an increase in accounts receivable and consequently, a greater strain on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand and cash equivalents, coupled with our operating revenues, will sufficiently cover our projected operational needs and address our outstanding liabilities for the next 12 months. For more expansive growth, further enhancing our deposits with telecommunication entities will be crucial. In line with this, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, raise $840,000 through the exercise of warrants to purchase shares of our common stock, which transactions were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) during the year ended February 29, 2024.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Net cash used in operating activities	$(8,203,947)	$(8,614,133)
Net cash used in investing activities	$(376)	$(74,817)
Net cash provided by financing activities	$(295,333)	$17,343,333
Effect of exchange rates on cash & cash equivalents	$776,647	$123,925
Net increase (decrease) in cash and cash equivalents	$(7,723,009)	$8,778,308

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $410,186 in the year ended February 29, 2024 compared to the year ended February 28, 2023, primarily due to increase in accounts receivable of ($7,855,567) (2023: $3,100,387), increase in prepayment and deposit of ($1,507,836) (2023: ($1,074,983)), increase in other receivable of ($1,444,834) (2023: ($1,872,266)) and decrease in lease liability of ($6,802) (2023: ($2,212)) offset by increase in accounts payable of $5,126,949 (2023: ($3,237,152)) and increase in accrual and other payables of $495,042 (2023: ($527,489)).

Cash Flow used in Investing Activities

During the year ended February 29, 2024, investing activities decreased by $74,441 compared to the year ended February 28, 2023.

Cash Flow provided by Financing Activities

During the year ended February 29, 2024, net cash used by financing activities was $295,333 compared to net cash provided by financing activities of $17,343,333 during the year ended February 28, 2023. The decrease was primarily due to the repayment of convertible notes and a decrease in the sale of equity securities during the year.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Subsequent to February 29, 2024, we received subscriptions to purchase 310,000 shares of our common stock at $2.50 per share on a private placement basis. As of May 28, 2024, we have received $775,000 in subscription proceeds and expect to close the $2.50 private placement in the very near future.

Outstanding Share Data

At May 23, 2024, we have 52,712,850 issued and outstanding shares of common stock.

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

For the year ended February 29, 2024

(Expressed in U.S. Dollars)

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the “Company”) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended February 29, 2024 and February 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2024 and February 28, 2023 in conformity with accounting principles generally accepted in the United States of America.

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
May 29, 2024
We have served as the Company’s auditor since 2017

PCAOB ID # 2769

FingerMotion, Inc.
Consolidated Balance Sheets

	February 29,	February 28,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$1,517,232	$9,240,241
Accounts receivable	9,153,692	1,334,884
Prepayment and deposit	5,538,401	4,139,061
Other receivables	2,515,593	2,551,665
Total Current Assets	18,724,918	17,265,851
Non-current Assets
Equipment	45,706	78,098
Intangible assets	30,456	73,066
Right-of-use asset	13,734	130,109
Total Non-current Assets	89,896	281,273

TOTAL ASSETS	$18,814,814	$17,547,124

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$5,153,359	$27,371
Accrual and other payables	1,595,760	1,096,225
Stock subscription payables	—	60,000
Convertible notes payable, current portion	—	730,000
Lease liability, current portion	4,796	122,924
Total Current Liabilities	6,753,915	2,036,520
Non-current Liabilities
Convertible notes payable, non-current portion	—	2,533,333
Lease liability, non-current portion	—	4,971
Total Non-current Liabilities	—	2,538,304

TOTAL LIABILITIES	$6,753,915	$4,574,824

SHAREHOLDERS’ EQUITY
Preferred stock, par value $ 0.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $ 0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 52,545,350 shares and 49,432,214 issued and outstanding at February 29, 2024 and February 28, 2023 respectively	5,254	4,943

Additional paid-in capital	40,292,778	37,406,415

Additional paid-in capital - stock options	1,037,276	632,664

Accumulated deficit	(28,448,833)	(24,691,314)

Accumulated other comprehensive income	(782,362)	(391,692)

Stockholders’ equity before non-controlling interests	12,104,113	12,961,016

Non-controlling interests	(43,214)	11,284

TOTAL SHAREHOLDERS’ EQUITY	12,060,899	12,972,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,814,814	$17,547,124

FingerMotion, Inc.
Consolidated Statements of Operations

	Year Ended
	February 29,	February 28,
	2024	2023
Revenue	$35,791,685	$34,054,205
Cost of revenue	(31,929,967)	(31,735,735)

Gross profit	3,861,718	2,318,470

Amortization & depreciation	(70,909)	(63,103)
General & administrative expenses	(6,583,481)	(5,675,113)
Marketing cost	(140,052)	(430,291)
Research & development	(699,559)	(797,549)
Stock compensation expenses	(185,406)	(2,018,479)

Total operating expenses	(7,679,407)	(8,984,535)

Net loss from operations	(3,817,689)	(6,666,065)

Other income (expense):
Interest income	62,646	52,015
Interest expense	(121,451)	(566,083)
Exchange rate gain (loss)	(1,857)	(776)
Other income	66,334	(357,928)
Total other income (expense)	5,672	(872,772)

Net Loss before income tax	$(3,812,017)	$(7,538,837)
Income tax expenses	—	—
Net Loss	$(3,812,017)	$(7,538,837)

Less: Net profit attributable to the non-controlling interest	(54,498)	305

Net loss attributable to the Company’s shareholders	$(3,757,519)	$(7,539,142)

Other comprehensive income:
Foreign currency translation adjustments	(390,670)	(529,603)
Comprehensive loss	$(4,148,189)	$(8,068,745)
Less: comprehensive income (loss) attributable to non-controlling interest	260	(533)
Comprehensive loss attributable to the Company	$(4,148,449)	$(8,068,212)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.07)	$(0.17)
Loss Per Share - Diluted	$(0.07)	$(0.17)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.07)	$(0.17)
Loss Per Share - Diluted	$(0.07)	$(0.17)

Weighted Average Common Shares Outstanding - Basic	52,168,747	44,014,060
Weighted Average Common Shares Outstanding - Diluted	52,168,747	44,014,060

FingerMotion, Inc.
Consolidated Statement of Shareholders’ Equity

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	280,000	28	839,972	—	—	—	840,000	—	840,000
Common stock issued for professional service	155,000	15	285,472	—	—	—	285,487	—	285,487
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Cashless exercise of warrants	121,422	12	(12)	—	—	—	—	—	—
Deemed net-stock exercise of options	90,898	9	78,465	(78,474)	—	—	—	—	—
Additional paid-in capital - stock options	—	—	—	483,086	—	—	483,086	—	483,086
Accumulated other comprehensive income	—	—	—	—	—	(390,670)	(390,670)	—	(390,670)
Net (Loss)	—	—	—	—	(3,757,519)	—	(3,757,519)	(54,498)	(3,812,017)

Balance at February 29, 2024	52,545,350	5,254	40,292,778	1,037,276	(28,448,833)	(782,362)	12,104,113	(43,214)	12,060,899

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2022	42,627,260	4,263	21,730,941	356,328	(17,152,172)	137,911	5,077,271	10,979	5,088,250

Common stock issued for cash	3,077,500	308	12,019,692	—	—	—	12,020,000	—	12,020,000
Common stock issued for professional service	1,005,688	100	1,971,989	—	—	—	1,972,089	—	1,972,089
Execution of convertible notes	1,000,000	100	1,572,661	—	—	—	1,572,761	—	1,572,761
Cashless exercise of warrants	1,721,766	172	111,132	—	—	—	111,304	—	111,304
Additional paid-in capital - stock options	—	—	—	276,336	—	—	276,336	—	276,336
Accumulated other comprehensive income	—	—	—	—	—	(529,603)	(529,603)	—	(529,603)
Net (Loss)	—	—	—	—	(7,539,142)	—	(7,539,142)	305	(7,538,837)

Balance at February 28, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

FingerMotion, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	February 29,	February 28,
	2024	2023
Net (loss)	$(3,812,017)	$(7,538,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	730,209	2,361,475
Amortization and depreciation	70,909	63,103
Impairment of fixed assets	—	1,257
Cashless exercise of warrants	—	111,304

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,855,567)	3,100,387
(Increase) decrease in prepayment and deposit	(1,507,836)	(1,074,983)
(Increase) decrease in other receivable	(1,444,834)	(1,872,266)
(Increase) decrease in inventories	—	1,280
Increase (decrease) in accounts payable	5,126,949	(3,237,152)
Increase (decrease) in accrual and other payables	495,042	(527,489)
Increase (decrease) in due to lease liability	(6,802)	(2,212)
Net Cash provided by (used in) operating activities	(8,203,947)	(8,614,133)

Cash flows from investing activities
Purchase of equipment	(376)	(74,817)
Net cash provided by (used in) investing activities	(376)	(74,817)

Cash flows from financing activities
Proceed form convertible notes	—	5,530,000
Repayment of convertible notes	(1,135,333)	(266,667)
Advances from stock subscription payable	—	60,000
Common stock issued for cash	840,000	12,020,000
Net cash provided by (used in) financing activities	(295,333)	17,343,333

Effect of exchange rates on cash and cash equivalents	776,647	123,925

Net change in cash	(7,723,009)	8,778,308

Cash at beginning of year	9,240,241	461,933

Cash at end of year	$1,517,232	$9,240,241

Major non-cash transactions:
Execution of convertible note / Conversion of loan payables to shares	$1,682,713	$1,572,761

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

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

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying consolidated financial statements of the Company as of February 29, 2024 and February 28, 2023:

Assets and liabilities of the VIE

	February 29, 2024	February 28, 2023
Current assets	$10,578,657	$6,706,994
Non-current assets	53,109	196,477
Total assets	$10,631,766	$6,903,471

Current liabilities	$9,654,896	$11,220,948
Non-current liabilities	—	4,971
Total liabilities	$9,654,896	$11,225,919

Assets and liabilities of the VIE Subsidiary

	February 29, 2024	February 28, 2023
Current assets	$4,826,781	$1,313,056
Non-current assets	6,088	7,304
Total assets	$4,832,869	$1,320,360

Current liabilities	$9,181,719	$219,724
Non-current liabilities	—	—
Total liabilities	$9,181,719	$219,724

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Year Ended February 29, 2024	For the Year Ended February 28, 2023
Revenue	$18,032,927	$17,278,300
Cost of revenue	(11,820,554)	(15,800,926)
Gross profit (loss)	$6,212,373	$1,477,374

Amortization and depreciation	(25,243)	(15,055)
General and administrative expenses	(2,193,054)	(2,177,107)
Marketing cost	(22,555)	(416,849)
Research & development	(316,479)	(391,151)
Total operating expenses	$(2,557,331)	$(3,000,162)

Profit (loss) from operations	$3,655,042	$(1,522,788)

Interest income	62,078	51,545
Other income	69,781	69,966
Total other income (expense)	$131,859	$121,511

Tax expense	—	—

Net profit (loss)	$3,786,901	$(1,401,277)

Operating Result of VIE Subsidiary

	For the Year Ended February 29, 2024	For the Year Ended February 28, 2023
Revenue	$15,199,260	$16,338,405
Cost of revenue	(20,109,413)	(15,934,808)
Gross profit (loss)	$(4,910,153)	$403,597

Amortization and depreciation	(967)	(1,013)
General and administrative expenses	(335,575)	(328,113)
Marketing cost	(117,498)	(13,442)
Research & development	(82,488)	(82,874)
Total operating expenses	$(536,528)	$(425,442)

Profit (loss) from operations	$(5,446,681)	$(21,845)

Interest income	363	224
Other income	(3,447)	52,110
Total other income (expense)	$(3,084)	$52,334

Tax expense	—	—

Net profit (loss)	$(5,449,765)	$30,489

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

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3- 10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Note 2 - Summary of Principal Accounting Policies (Continued)

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $28,448,833 and $24,691,314 as at February 29, 2024 and February 28, 2023 respectively, and had a net loss of $3,812,017 and $7,538,837 for the years ended February 29, 2024 and February 28, 2023, respectively.

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

Note 4 - Revenue

We recorded $35,791,685 and $34,054,205 in revenue, respectively, for the years ended February 29, 2024 and February 28, 2023.

	For the Year Ended February 29, 2024	For the Year Ended February 28, 2023
Telecommunication Products & Services	$32,790,946	$27,006,978
SMS & MMS Business	2,672,826	6,609,727
Big Data	327,913	437,500
	$35,791,685	$34,054,205

Note 5 – Equipment

At February 29, 2024 and February 28, 2023, the company has the following amounts related to tangible assets:

	February 29, 2024	February 28, 2023
Equipment	$117,961	$120,996
Less: accumulated depreciation	(72,255)	(42,898)
Net equipment	$45,706	$78,098

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 29, 2024 and February 28, 2023 totaled $30,536 and $20,801, respectively.

Note 6 – Intangible Assets

At February 29, 2024 and February 28, 2023, the company has the following amounts related to intangible assets:

	February 29, 2024	February 28, 2023

Licenses	$200,000	$200,000
Mobile applications	204,684	212,128
	404,684	412,128
Less: accumulated amortization	(298,017)	(298,017)
Impairment of intangible assets	(76,211)	(41,045)
Net intangible assets	$30,456	$73,066

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended February 29, 2024 and February 28, 2023 totaled $40,373 and $42,302, respectively.

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

	February 29, 2024	February 28, 2023

Telecommunication Products & Services
Deposit Paid / Prepayment	$5,062,728	$2,492,795
Others prepayment	345,868	1,047,631
Prepayment and deposit	$5,408,596	$3,540,426

	February 29, 2024	February 28, 2023

SMS & MMS Business
Deposit Paid / Prepayment	$129,805	$598,635
Prepayment and deposit	$129,805	$598,635

Note 8 – Other Receivables

	February 29, 2024	February 28, 2023

Other receivables represent:
Advances to suppliers	$1,491,348	$1,082,636
In-transit capital injection for a subsidiary	—	720,979
Security deposit	1,015,489	154,202
Others	8,756	593,848
Other receivables	$2,515,593	$2,551,665

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 29, 2024.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	February 29, 2024	February 28, 2023
Right-of-use asset
Right-of-use asset, net	$13,734	$130,109

Lease Liability
Current lease liability	$4,796	$122,924
Non-current lease liability	—	4,971
Total lease liability	$4,796	$127,895

Remaining lease term and discount rate	February 29, 2024
Weighted-average remaining lease term	1 month
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of February 29, 2024:

2024	$4,815
Thereafter	—
Less: imputed interest	(19)
$4,796

Note 10 – Convertible Notes Payable

A Note Payable having a Face Value of $730,000 on May 1, 2022 and accruing interest at 20% is due on April 30, 2023. The note is convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

On April 28, 2023, the Company repaid the Note Payable of $730,000.

 Note 11 - Common Stock

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

Note 11 - Common Stock (continued)

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

As of February 29, 2024, and February 28, 2023, there were 52,545,350 and 49,432,214 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Stock Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at February 29, 2024, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Exercised	(260,000)	$3.00
Expired	(1,137,668)	$3.00
Cashless Exercised	(168,000)	$1.75
Balance, February 29, 2024	513,312	$5.21

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

On July 13, 2023, 1,137,668 stock purchase warrants having an exercise price of $3.00 per share expired.

On July 17, 2023, Benchmark exercised 168,000 warrants on the cashless exercise basis resulting in the issuance of 121,422 shares of common stock.

A summary of stock purchase warrants outstanding and exercisable as at February 29, 2024 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
5.00	350,000	0.56	September 19, 2024
8.22	28,312	1.68	November 4, 2025
6.70	10,000	1.73	November 21, 2025
5.00	125,000	0.59	October 1,2024
5.21	513,312

Stock Options

On December 28, 2021, the Company granted an aggregate of 4,545,000 stock options pursuant to the Company’s 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant. At our annual meeting of stockholders held on February 17, 2023, the stockholder approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84. The strike price adjustment did not affect the fair value.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 29, 2024	February 28, 2023
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 29, 2024	February 28, 2023
Expected Risk-Free Interest Rate	5.37%
Expected Volatility	25.48%
Expected Life in Years	5.0
Expected Dividend Yield	—		—
Weighted-Average Grant Date Fair Value	$4.58	$

A continuity schedule of outstanding stock options as at February 29, 2024, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	4,545,000	$3.84
Cancelled/Forfeited	(974,000)	3.84
Balance, February 28, 2023	3,571,000	$3.84
Stock Options Grant - July 28, 2023	2,648,500	4.62
Exercised	(180,400)	3.84
Balance, February 29, 2024	6,039,100	$4.18

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	February 29, 2024	February 28, 2023
Number of Options Exercised on Forfeiture Basis	89,502	—
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	89,502	—

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	90,898	—
Total Number of Shares Issued Upon Exercise of Options	90,898	—

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at February 29, 2024, and the changes during the period, is as follows

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2023	2,142,600	$6.46
Stock Options Grant - July 28, 2023	2,648,500	$4.58
Vested – July 28, 2023	(529,700)	$4.58
Vested – December 28, 2023	(714,200)	$6.46
Balance, February 29, 2024	3,547,200	$5.34

As at February 29, 2024, the aggregate intrinsic value of the outstanding stock options granted on 28 December 2021 was estimated at $0 as the current price as of February 29, 2024 is $2.67 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of February 29, 2024 is lower than the strike price.

A summary of stock options outstanding and exercisable as at February 29, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at February 29, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at February 29, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$7.00 to $9.00	3,390,600	$3.84	1.83	1,962,200	$3.84	1.83
$4.00 to $5.00	2,648,500	$4.62	3.42	529,700	$4.62	3.42
	6,039,100			2,491,900

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 29, 2024	February 28, 2023
Numerator – basic and diluted
Net Loss	$(3,812,017)	$(7,538,837)
Denominator
Weighted average number of common shares outstanding —basic	52,168,747	44,014,060
Weighted average number of common shares outstanding —diluted	52,168,747	44,014,060
Loss per common share — basic	$(0.07)	$(0.17)
Loss per common share — diluted	$(0.07)	$(0.17)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 29, 2024 and February 28, 2023.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the years ended February 29, 2024 and February 28, 2023.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for years ended February 29, 2024 and February 28, 2023, are as follows:

	For the years ended
	February 29, 2024	February 28, 2023
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

Note 13 - Income Taxes (continued)

At February 29, 2024 and February 28, 2023, the Company has a deferred tax asset of $939,380 and $1,884,786, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At February 29, 2024 and February 28, 2023, the valuation allowance was $939,380 and $1,884,786, respectively.

	February 29, 2024	February 28, 2023
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$939,380	$1,884,786
Valuation allowance	(939,380)	(1,884,786)
Deferred tax asset, net	$—	$—

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

Note 15 - Subsequent Events

Subsequent to February 29, 2024, the Company received subscriptions to purchase 310,000 shares of its common stock at $2.50 per share on a private placement basis. As of May 28, 2024, the Company has received $775,000 in subscription proceeds.

Except for the above, the Company has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

Based on such evaluation of our disclosure controls and procedures as of February 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of February 29, 2024. Management has continued to monitor the implementation of the remediation plan described below.

Management’s annual report on internal control over financial reporting

Management of FingerMotion, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting (“ICFR”) is designed under the supervision of our Chief Executive Officer, acting in the capacity of principal executive officer, and our Chief Financial Officer, acting in the capacity of principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of February 29, 2024, were not effective.

A material weakness, as defined in standards established pursuant to the Sarbanes-Oxley Act, is a deficiency or combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement or our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness, which also existed as of February 28,2023:

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses in 2023 and has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, validated, and operating effectively.  The remediation actions include:

•	Management has documented a complete set of controls incorporating segregation of duties, separate individuals performing and reviewing controls, and proper authorization and segregation of duties around payments and expenditures in 2023. Management has implemented most of these controls in 2023 and will complete implementation in 2024.
•	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Management will consider this deficiency fully remediated after the controls are tested and are deemed to be operating effectively for an appropriate number of contiguous consecutive periods.

Remediation Of Material Weaknesses in Internal Control over Financial Reporting

The Company had previously reported that, as of February 28, 2023, it had identified the following material weakness in its internal control over financial reporting:

•	We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us as a reporting company subject to the Exchange Act of 1934.

During the year ended February 29, 2024, the Company has taken corrective action and/or placed in operation, steps to address the material weakness described above. Over the course of the year, and concluding in the fourth quarter, management finalized a complete set of risk-based process and control narratives and presented these to the Audit Committee and Board of Directors. These narratives were reviewed by senior management, and will be subject to continued oversight by the Audit Committee of our Board of Directors going forward.

Based on the corrective actions described above, it is Management’s conclusion the material weakness noted above that existed as of February 28, 2023 has been remediated.

Notwithstanding the assessment that our ICFR was not effective as of February 29, 2024 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our fourth quarter ended February 29, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

The independent registered public accounting firm for the Company for this Annual Report on Form 10-K and in respect of the audit report for the financial statements included in this Form 10-K has been identified by the Public Company Accounting Oversight Board (“PCAOB”) as being a PCAOB registered public accounting located in a foreign jurisdiction and that the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. This identification was made in the PCAOB’s “Board Determinations under the Holding Foreign Companies Accountable Act (“HFCAA”) (15 U.S.C. §§7214(i), 7214a) (“PCAOB Report”).

During our fiscal year 2022, on June 30, 2022, we were conclusively listed by the SEC as a Commission-Identified Issuer under the HFCAA following the filing of our Annual Report on Form10-K for the fiscal year ended February 28, 2022. In the case of Company’s independent registered public accounting firm, Centurion ZD CPA & Co., it is based in Hong Kong SAR and listed in the PCAOB Report as being a Hong Kong SAR based, PCAOB-registered public audit firm. The PCAOB was not able to inspect or investigate completely in 2021 according to the PCAOB’s December 16, 2021 determinations, pertaining to the audit report which was issued from our auditor for the fiscal year ended February 28, 2022. On December 15, 2022, the PCAOB announced it was able to secure complete access to inspect and investigate public audit firms in China and Hong Kong SAR for the first time. Thus, the PCAOB board issued a HFCAA determination report that vacated its December 16, 2021 determinations and removed China and Hong Kong from the list of jurisdictions where it had been unable to completely inspect or investigate the registered public accounting firms. As originally enacted, the HFCAA required the SEC to initially prohibit trading in the securities of an issuer that is a Commission-identified issuer for three consecutive years. On December 29, 2022, the President signed into law the Consolidated Appropriations Act 2023, which, among other things, amends the HFCAA to reduce this timeframe from three consecutive years to two consecutive years. On December 18, 2022, the SEC announced that due to the December 15, 2022 action by the PCAOB, and until such time as the PCAOB issues any new determination, there are no SEC-reporting companies at risk of having their securities subject to a trading prohibition under the HFCAA. As such, as of the date of this filing of this Annual Report on Form 10-K, the Company is not a Commission Identified Issuer under the HFCAA and is not subject to having its Common Stock delisted under HFCAA.

As of the date of this Annual Report on Form 10-K, we have no awareness or belief that any governmental entity in the foreign jurisdiction of incorporation or organization owns shares of our capital stock. Similarly, no official from the Chinese government or Hong Kong SAR serves as a board member or officer within our Company or its operating subsidiaries. Our certificate of incorporation, as amended, does not contain any provisions known to include charter or charter provisions of the Chinese Communist Party. Based on the absence of a Schedule 13D or 13G filing by any such governmental entity, the lack of material contracts with foreign governmental parties, and the absence of foreign government representation on our Board, we have determined that no governmental entity in mainland China or Hong Kong has the power to direct or control our management, policies or possess a controlling financial interest.

For information supporting our assertion that governmental entities in China do not have a controlling financial interest in our Company, please see the Supplemental Submission pursuant to Item 9C(a) of Form 10-K furnished as Exhibit 99.1 to this Annual Report on Form 10-K.

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

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen President, CEO & Director	53	CEO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

Yew Hon Lee CFO, Secretary & Treasurer	54	CFO of FingerMotion, Inc. (Dec. 11, 2020 to present); CFO of Cubinet Interactive Group of Companies (2006 to November 2020).

Hsien Loong Wong Director	48	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Yew Poh Leong Director	69	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Michael Chan Director	60	Director of FingerMotion, Inc. (April 6, 2018 to present); Managing Director of Asia Pacific, Asset Servicing at Bank of New York Mellon (2007 to 2016); Head of Business Development, Asia Pacific, State Street Bank & Trust Co. (1994 to 2007).

Eng Ho Ng Director	70	Director of FingerMotion, Inc. (Dec. 11, 2020 to present); Non-Executive Chairman of ZWEEC Analytics Pte Ltd. (Feb 2020 to present); Director of TNG Fintech Group (Jan 2018 to present).

Li Li Legal Representative and General Manager of JiuGe Technology	44	Legal Representative and General Manager of JiuGe Technology (Jan. 2018 to present); Advisor to Shenzhen WuYiKa Technology Co., Ltd. (Jan. 2017 to Dec. 2017); Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. (July 2015 to Dec. 2016)

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

Hsien Loong Wong - Mr. Wong was appointed a Board member, Chief Executive Officer, and Chief Financial Officer on April 14, 2017. On December 1, 2018, Mr. Wong resigned as the Chief Executive Officer and Chief Financial Officer but continued to serve as a Board member of the Company. He started his career in investor relations in technology, biotechnology, mining, and oil and gas. As of January 2023, Mr. Wong leads a team as Senior Associate Division Director at Propnex, Singapore’s largest listed real estate agency. From December 2012 until September 2017, Mr. Wong also served as Senior Manager of Business Development and was its director of property at Big Box Singapore Pte Ltd, a commercial property valued at $600 million. He also has extensive experience in running public companies. In particular, he was CEO of Nexgen Petroleum Corp, an oil and gas drilling company in Tennessee, USA from July 2007 to September 2009. He also currently serves as director of Food Bank Singapore, a registered charity, where he has served since January 2015. Mr. Wong’s previous experience and knowledge of the Company provides good historical information regarding the Company, which helps management with decisions going forward. Mr. Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia, and his MSc in Real Estate from the National University of Singapore.

Mr. Wong devotes approximately 15% of his time to the Company.

Yew Poh Leong - Mr. Leong has been a Board member since December 1, 2018. He has more than 30 years of management experience in growing companies in the technology and hospitality sectors. In that time, Mr. Leong established an extensive network of business relationships in the software, banking and telecommunications sectors throughout the Asia Pacific. In his current position as CEO of Vertical Connection Pte Ltd. (“Vertical Connection”), a position he has held since 2002, Mr. Leong leads the company’s consulting and advisory services in helping other companies expand their businesses regionally through partnerships or acquisitions and implementing core operational and information initiatives. Vertical Connection focuses on fintech, telecommunications services, hospitality and software. Currently, Mr. Leong sits on the boards of several private companies. Since 2017, he has served on the board of directors of Fintrux Pte Ltd., a P2P lending company, as chair and on the boards of each of Vemotion APAC and VM Technology, both software and hardware companies that specialize in wireless video transmission over low bitrate networks. He was recently appointed to the board of BOPHUP, a Singapore-based business accelerator platform which aims to create an efficient marketplace for communities at the base of the pyramid by supporting entrepreneurship, connecting partners and sharing resources for social entrepreneurs and business ventures to access BOP markets.

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

Michael Chan - Mr. Chan has been a Board member since April 6, 2018. Mr. Chan’s career includes The Bank of New York Mellon Corporation as Managing Director, Head of Asia Pacific for Asset Servicing since 2013. He was responsible for the bank’s largest business line in the region. Mr. Chan joined the bank in Singapore in 2007 as regional Chief Operating Officer and progressed to Head of Sales & Relationship Management in 2010. Mr. Chan was a member of BNY Mellon’s Corporate Operating Committee, Asia Pacific Executive Committee and the Corporate Sovereign Institutions Council. He represented the firm on the board of directors of ASIFMA and BNY Mellon’s Eagle Investment Systems’ Asia Singapore entity. Mr. Chan has also served on the OMGEO APAC Advisory Board and has been a member of various industry and banking associations in Hong Kong and Korea. Mr. Chan served as the president of Canadian Alumni Network, Singapore 2017 -2022 (CANsg), a not-for-profit society. He is also a member of the Singapore Institute of Directors (SID).

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

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
Finger Motion Company Limited	Hong Kong	3
Finger Motion (CN) Limited	Hong Kong	0
Finger Motion Financial Company Limited	Hong Kong	5
Shanghai JiuGe Business Management Co., Ltd.	PRC	2
Shanghai JiuGe Information Technology Co., Ltd.	PRC	34
Beijing XunLian TianXia Technology Co., Ltd.	PRC	0
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.	PRC	19

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 29, 2024, except as follows:

Name	Position Held	Late or Unfiled Report
Yew Poh Leong	Director	Two late filed Form 4s as required in Fiscal 2024

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

Committees of the Board of Directors

Our Board of Directors currently has four committees, the Audit Committee, the Compensation Committee,the Nominating and Corporate Governance Committee and the Risk and Information Security Committee.

Audit Committee

On December 15, 2021, the Board of Directors adopted a new Audit Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(c)(1), and has established an Audit Committee, which operates under its Audit Committee Charter. The Company’s Audit Committee consists of Yew Poh Leong, Michael Chan (chair) and Eng Ho Ng. Each member of the Audit Committee satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee financial expert is Michael Chan who qualifies as an “audit committee financial expert” within the meaning of the SEC Rule 10A-3 and possesses financial sophistication within the meaning of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021. The Audit Committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

On December 15, 2021, the Board of Directors adopted a new Nominating and Corporate Governance Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(e)(2), and has established a corporate governance committee (the “N&CG Committee”) which operates under its Nominating and Corporate Governance Committee Charter. The N&CG Committee is currently comprised of Yew Poh Leong (chair) and Eng Ho Ng. The N&CG Committee is responsible for (i) identifying and recommending to the Board, individuals qualified to be nominated for election to the Board; (ii) recommending to the Board, the members and chairperson for each Board committee; and (iii) periodically reviewing and assessing the Company’s corporate governance principles contained in the Nominating and Corporate Governance Committee Charter and making recommendations for changes thereto to the Board. The N&CG Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

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

Compensation Committee

On December 15, 2021, the Board of Directors adopted a new Compensation Committee Charter which complies with the requirements of Nasdaq Listing Rule 5605(d)(1) and the Board of Directors has established a Compensation Committee (the “Compensation Committee”). The Compensation Committee is comprised of Yew Poh Leong (chair) and Michael Chan. The Compensation Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

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

Risk and Information Security Committee

On May 22, 2024, the Board of Directors adopted a new Risk and Information Security Committee Charter and the Board of Directors has established a Risk and Information Security Committee (the “RIS Committee”). The RIS Committee is comprised of Yew Poh Leong (Chair) and Eng Ho Ng. The RIS Committee is governed by a charter approved by our Board of Directors, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 99.2.

The RIS Committee assists the Board of Directors of the Company by overseeing and reviewing (i) internal controls to protect information and prioprietary assets, and (ii) risk governance, including the enterprise risk management framework, risk policies and risk tolerances.

The RIS Committees’ specific duties include:

•	Reviewing information security and cyber threat policies with the IT Manager and management;

•	Assessing frameworks to prevent, detect, and respond to cyber attacks, and identifying vulnerabilities;

•	Evaluating policies and frameworks for access controls, incident response, business continuity, disaster recovery, and IT asset protection;

•	Reviewing employee education programs on information security issues;

•	Receiving reports on assessments from the IT Manager and other departments;

•	Approving the risk governance structure, enterprise risk management framework, key risk policies, and critical risk tolerances;

•	Discussing major risk exposures with management and the CFO;

•	Approving the internal audit work plan;

•	Receiving reports on risk management reviews and assessments from relevant departments;

•	Reporting regularly to the Board of Directors and reviewing significant issues;

•	Making recommendations to the Board as necessary; and

•	Annually reviewing and updating the RIS Committee’s Charter.

Insider Trading and Hedging Transactions

On December 15, 2021, the Board of Directors adopted a Securities Trading and Reporting Guidelines, which governs the purchase, sale, and/or other dispositions of securities by directors, officers and employees of the Company and its subsidiary companies that are designed to promote compliance with insider trading laws, rules and regulations as part of the Company’s commitment to ethical and lawful business conduct. A copy of the Securities Trading and Reporting Guidelines is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

In addition, on December 15, 2021, the Board of Directors adopted an Anti-Hedging and Pledging Policy, which provides that, unless otherwise previously approved by our Nominating and Corporate Governance Committee, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time: (i) purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of the Company’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company; or (ii) purchase Company securities on a margin or otherwise pledge Company securities as collateral for a loan. Any violation of our Anti-Hedging and Pledging Policy will be regarded as a serious offence. Our Anti-Hedging and Pledging Policy is available on the Company’s website at www.fingermotion.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 29, 2024 (“Fiscal 2024”) and the fiscal year ended February 28, 2023 (“Fiscal 2023”) consist of (i) Martin J. Shen, our current President and Chief Executive Officer, (ii) Yew Hon Lee, our current Chief Financial Officer, Secretary and Treasurer and (iii) Li Li, the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2024 and Fiscal 2023 are as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Martin J. Shen (1) President and CEO	2024 2023	180,000 180,000	— —	— —	— —	— —	— —	— —	180,000 180,000
Yew Hon Lee (2) CFO, Secretary and Treasurer	2024 2023	144,000 84,000	— —	— —	— —	— —	— —	— —	144,000 84,000
Li Li Legal Representative and General Manager of JiuGe Technology	2024 2023	127,645 133,745	— —	— —	— —	— —	— —	— —	127,645 133,745

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

As our company progresses through its current phase of development with a focus on achieving profitability, our executive compensation strategy has been intentionally straightforward, centered primarily around fixed base salaries. To that extent, during our fiscal year ended February 29, 2024, we did not provide any executive compensation to our named executive officers other than a base salary (column “ (c)” in the table above).

Executive Employment Agreements

As of February 29, 2024, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at February 29, 2024, relating to equity awards that have been granted to the Named Executive Officers. These equity awards are structured to vest over time, ensuring that our executive team remains motivated to drive the Company’s success over the long haul. While these equity awards are primarily focused on retention and long-term alignment rather than immediate performance milestones, we are actively developing additional performance-based incentives which are expected to be speficially designed to directly tie compensation to the achievement of strategic objectives and operational targets, thereby enhancing accountability and driving Company performance. We believe that introducing such performance-linked components will further refine our compensation strategy to support our business goals. We continue to review and adjust our equity compensation plans to ensure they effectively motivate our executives and align with our evolving business strategy and shareholder interest:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin J. Shen	46,000	92,000	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Yew Hon Lee	44,200	88,400	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Li Li	252,000	168,000	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A

All stock option awards were granted to our name executive officers during December 2021 and vest as follows – 1) 20% immediately and 2) 20 % at each grant date anniversary for the subsequent four years.

Retirement Benefits

The Company does not have any defined benefit or defined contribution plans that provide for payments or benefits at, following or in connection with retirement.

Separation Benefits

The Company does not have any agreements that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a name executive officer, or a change in control of the smaller reporting company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

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

Director Compensation

Each of our directors receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our non-executive directors for Fiscal 2024:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leong Yew Poh	24,000	—	—	—	—	—	24,000
Michael Chan	24,000	—	—	—	—	—	24,000
Hsien Loong Wong	24,000	—	—	—	—	—	24,000
Ng Eng Ho	24,000	—	—	—	—	—	24,000

As at February 29, 2024, our directors held stock options to acquire an aggregate of 298,500 shares of our common stock as follows: Yew Poh Leong – 78,500 stock options; Michael Chan – 78,500 stock options; Hsien Loong Wong – 78,500 stock options; and Eng Ho Ng – 63,000 stock options.

Clawback Policy

On November 17, 2023, the Board of Directors of the Company adopted the FingerMotion, Inc. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), with an effective date of November 17, 2023, in order to comply with Section 10D of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board has designated the Compensation Committee of the Board as the administrator of the Clawback Policy.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

We have filed our Clawback Policy as Exhibit 97.1 to this Annual Report on Form 10-K.

Timing of Stock Awards and Disclosure of Material Nonpublic Information

The Company does not follow a predetermined scheduled for granting stock options. Typically, the Board of Directors and the Compensation Committee consider granting stock options after the filing of the Company’s Annual Report on Form 10-K and announcement of the financial results for that fiscal year end. The granting of stock options or other awards under the Company’s 2023 Stock Incentive Plan is contingent on the Company’s performance.

The Board of Directors and the Compensation Committee review and approve these awards. They ensure that material nonpublic information (MNPI) is taken into account when determining the timing and terms of the awards and, if MNPI is present, the award will be deferred until such information has been publicly disclosed.

The Company does not time the disclosure of MNPI to influence the value of executive compensation. All maerial information is disclosed promptly in accordance with SEC rules and regulations and the Company’s internal policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 22, 2024 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	797,356(2)	1.5%

Yew Hon Lee, Chief Financial Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	538,742(3)	1.0%

Yew Poh Leong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	247,100(4)	*

Michael Chan, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	297,100(5)	*

Hsien Loong Wong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	417,100(6)	*

Eng Ho Ng, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	37,800(7)	*

Li Li, Legal Representative and General Manager of JiuGe Technology c/o 111 Somerset Road, Level 3, Singapore, 238164	2,452,000(8)	4.6%

All directors and executive officers as a group (7 persons)	4,787,198(9)	9.0%

Major Stockholders:

Choe Yang Yeat 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200, Malaysia	7,257,600(10)	13.8%

Terren S. Peizer Acuitas Group Holdings, LLC Acuitas Capital LLC 2001 Wilshire Boulevard, Suite 330 Santa Monica, California 90403	4,000,000(11)	7.6%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of May 22, 2024, there were 52,712,850 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 751,356 shares of common stock, and (ii) stock options to purchase 46,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 494,542 shares of common stock, and (ii) stock options to purchase 44,200 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents (i) 200,000 shares of common stock, and (ii) stock options to purchase 47,100 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)	This figure represents (i) 250,000 shares of common stock, and (ii) stock options to purchase 47,100 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents (i) 370,000 shares of common stock, and (ii) stock options to purchase 47,100 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents stock options to purchase 37,800 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)	This figure represents (i) 2,200,000 shares of common stock, and (ii) stock options to purchase 252,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)	This figure represents (i) 4,265,898 shares of common stock, and (ii) stock options to purchase 521,300 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)	This figure represents (i) 7,200,000 shares of common stock held by Ever Sino International Limited over which Mr. Choe Yang Yeat has sole voting and dispositive power, and (ii) stock options held directly by Mr. Choe to purchase 57,600 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)	This figure represents (i) 1,000,000 shares of common stock held by Acuitas Group Holdings, LLC, a California limited liability company (“Acuitas”), and (ii) 3,000,000 shares of common stock held directly by Acuitas Capital LLC, a Delaware limited liability (“Acuitas Capital”) wholly-owned by Acuitas. Acuitas is a private investment vehicle beneficially owned and controlled by Terren S. Peizer. Mr Peizer is the sole member and Chairmans and managing member of Acuitas and, in such capacity, exercises the sole voting and investment power over the shares of common stock held for the accounts of Acuitas and Acuitas Capital.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,039,100	$4.18	2,780,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,039,100		2,780,500

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

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2024	2023
Audit fees	$80,000	$78,000
Audit-related fees	21,000	21,000
Tax fees	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountants	$101,000	$99,000

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2024.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(4)	Share Exchange Agreement among FingerMotion, Inc., Finger Motion Company Limited and the Shareholders of Finger Motion Company Limited, dated July 13, 2017
3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(7)	Amended and Restated Bylaws
4.1(*)	Description of Registrant’s Securities
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(5)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(5)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(5)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(5)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(12)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(6)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
10.8(10)	2021 Stock Incentive Plan
10.9(9)	Convertible Promissory Note in the amount of US$730,000 issued by FingerMotion, Inc. in favor of Dr. Liew Yow Ming, dated May 1, 2022
10.10(11)	Securities Purchase Agreement between FingerMotion, Inc. and Lind Global Fund II LP, dated August 9, 2022
10.11(11)	Senior Secured Convertible Promissory Note, dated August 9, 2022, issued by FingerMotion, Inc. to Lind Global Fund II LP(†)
10.12(11)	Security Agreement between FingerMotion, Inc. and Lind Global Fund II LP, dated August 9, 2022
10.13(11)	Guaranty, dated August 9, 2022, made by each of Finger Motion Company Limited, Finger Motion (CN) Global Limited, Finger Motion (CN) Limited, Shanghai JiuGe Business Management Co., Ltd., Finger Motion Financial Group Limited and Finger Motion Financial Company Limited, in favor of Lind Global Fund II LP
10.14(13)	2023 Stock Incentive Plan
14.1(8)	Code of Business Conduct and Ethics
19.1(*)	Securities Trading and Reporting Guidelines
21.1(*)	Subsidiaries of FingerMotion, Inc.
23.1(*)	Consent of Centurion ZD CPA & Co.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(*)	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation
99.1(*)	Supplemental Submission pursuant to Item 9C(a) of Form 10-K (Form SPDSCL-HFCAA-GOV)
99.2(*)	Risk and Information Security Committee Charter
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith

(**)	Furnished herewith

(†)	Portions of this exhibit have been omitted

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 5, 2022

(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on May 31, 2022

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 15, 2022

(12)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 5, 2023 (No. 333-267332)

(13)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on February 28, 2023 (No. 333-270094)

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: May 29, 2024	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2024	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 29, 2024	By:	/s/ Yew Hon Lee
Yew Hon Lee, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 29, 2024	By:	/s/ Yew Poh Leong
Yew Poh Leong, Director

Dated: May 29, 2024	By:	/s/ Michael Chan
Michael Chan, Director

Dated: May 29, 2024	By:	/s/ Hsien Loong Wong
Hsien Loong Wong, Director

Dated: May 29, 2024	By:	/s/ Eng Ho Ng
Eng Ho Ng, Director