Form 10-Q
period 2024-05-31
FingerMotion, Inc.
filed 2024-06-28
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 52,712,850 shares of common stock outstanding as of June 27, 2024.

FINGERMOTION, INC.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

3

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2024

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	May 31,	February 29,
	2024	2024
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,064,124	$1,517,232
Accounts receivable	16,850,105	9,153,692
Prepayment and deposit	5,475,833	5,538,401
Other receivables	2,647,225	2,515,593
Total Current Assets	26,037,287	18,724,918
Non-current Assets
Equipment	38,512	45,706
Intangible assets	25,125	30,456
Right-of-use asset	208,924	13,734
Total Non-current Assets	272,561	89,896

TOTAL ASSETS	$26,309,848	$18,814,814

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$11,999,742	$5,153,359
Accrual and other payables	2,417,041	1,595,760
Stock subscription payables	775,000	—
Lease liability, current portion	113,381	4,796
Total Current Liabilities	15,305,164	6,753,915
Non-current Liabilities
Lease liability, non-current portion	98,678	—
Total Non-current Liabilities	98,678	—

TOTAL LIABILITIES	$15,403,842	$6,753,915

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 52,712,850 shares and 52,545,350 issued and outstanding at May 31, 2024 and February 29, 2024 respectively	5,271	5,254

Additional paid-in capital	40,662,355	40,292,778

Additional paid-in capital - stock options	1,233,620	1,037,276

Accumulated deficit	(30,104,737)	(28,448,833)

Accumulated other comprehensive income	(847,361)	(782,362)

Stockholders’ equity before non-controlling interests	10,949,148	12,104,113

Non-controlling interests	(43,142)	(43,214)

TOTAL SHAREHOLDERS’ EQUITY	10,906,006	12,060,899

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,309,848	$18,814,814

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2024	2023
Revenue	$8,373,983	$12,169,091
Cost of revenue	(7,692,094)	(11,506,542)

Gross profit	681,889	662,549

Amortization & depreciation	(12,014)	(18,342)
General & administrative expenses	(1,881,777)	(1,361,990)
Marketing Cost	(62,524)	6,841
Research & Development	(178,993)	(172,099)
Stock compensation expenses	(222,670)	(296,461)

Total operating expenses	(2,357,978)	(1,842,051)

Net loss from operations	(1,676,089)	(1,179,502)

Other income (expense):
Interest income	20,013	22,865
Interest expense	—	(121,451)
Exchange gain (loss)	243	2
Other income	1	13,824
Total other income (expense)	20,257	(84,760)

Net loss before income tax	$(1,655,832)	$(1,264,262)
Income tax expenses	—	—
Net Loss	$(1,655,832)	$(1,264,262)

Less: Net profit attributable to the non-controlling interest	72	1,209

Net loss attributable to the Company’s shareholders	$(1,655,904)	$(1,265,471)

Other comprehensive income:
Foreign currency translation adjustments	(64,999)	413,808
Comprehensive loss	$(1,720,903)	$(851,663)
Less: comprehensive income (loss) attributable to non-controlling interest	(1,066)	(48)
Comprehensive loss attributable to the Company	$(1,719,837)	$(851,615)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.02)
Loss Per Share - Diluted	$(0.03)	$(0.02)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.02)
Loss Per Share - Diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding - Basic	52,660,051	51,479,890
Weighted Average Common Shares Outstanding - Diluted	52,660,051	51,479,890

FingerMotion, Inc.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
	Common Stock		Capital Paid in Excess	Additional Paid-in capital	Accumulated	Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024	52,545,350	5,254	40,292,778	1,037,276	(28,448,833)	(782,362)	12,104,113	(43,214)	12,060,899

Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Additional paid-in capital – stock options	—	—	—	196,344	—	—	196,344	—	196,344
Accumulated other comprehensive income	—	—	—	—	—	(64,999)	(64,999)	—	(64,999)
Net (Loss)	—	—	—	—	(1,655,904)	—	(1,655,904)	72	(1,655,832)

Balance at May 31, 2024	52,712,850	5,271	40,662,355	1,233,620	(30,104,737)	(847,361)	10,949,148	(43,142)	10,906,006

						Accumulated
	Common Stock		Capital Paid in Excess	Additional Paid-in capital	Accumulated	Other Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	20,000	2	59,998	—	—	—	60,000	—	60,000
Common stock issued for professional service	70,000	7	124,243	—	—	—	124,250	—	124,250
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Accumulated other comprehensive income	—	—	—	—	—	413,808	413,808	—	413,808
Net (Loss)	—	—	—	—	(1,265,471)	—	(1,265,471)	1,209	(1,264,262)

Balance at May 31, 2023	51,988,030	5,199	39,273,122	632,664	(25,956,785)	22,116	13,976,316	12,493	13,988,809

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2024	2023
Net (loss)	$(1,655,832)	$(1,264,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	392,527	365,545
Amortization and depreciation	12,014	18,342

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,762,176)	(322,774)
(Increase) decrease in prepayment and deposit	24,000	899,836
(Increase) decrease in others receivable	(150,316)	(1,659,906)
Increase (decrease) in accounts payable	6,884,661	32,328
Increase (decrease) in accrual and other payables	833,177	(645,872)
Increase (decrease) in due to lease liability	12,006	(1,188)
Net Cash provided by (used in) operating activities	(1,409,939)	(2,577,951)

Cash flows from investing activities
Purchase of equipment	—	(380)
Net cash provided by (used in) investing activities	—	(380)

Cash flows from financing activities
Advance from stock subscription payable	775,000	—
Repayment of convertible note	—	(1,135,333)
Common stock issued for cash	—	60,000
Net cash provided by (used in) financing activities	775,000	(1,075,333)

Effect of exchange rates on cash and cash equivalents	181,831	(161,665)

Net change in cash	(453,108)	(3,815,329)

Cash at beginning of period	1,517,232	9,240,241

Cash at end of period	$1,064,124	$5,424,912

Major non-cash transactions:
Conversion of loan payables to shares	$—	$1,682,713

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

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

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation (continued)

Shanghai KeShunXiang Automobile Service Co., Ltd. was incorporated on April 10, 2024 for the purpose of venturing into the communication and streaming services in China. It is 99% owned by JiuGe Technology.

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

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of May 31, 2024 and February 29, 2024:

Assets and liabilities of the VIE

	May 31, 2024	February 29, 2024
	(unaudited)
Current assets	$11,370,972	$10,578,657
Non-current assets	241,953	53,109
Total assets	$11,612,925	$10,631,766

Current liabilities	$11,004,071	$9,654,896
Non-current liabilities	98,678	—
Total liabilities	$11,102,749	$9,654,896

Assets and liabilities of the VIE’s Subsidiaries

	May 31, 2024	February 29, 2024
	(unaudited)
Current assets	$11,746,830	$4,826,781
Non-current assets	5,805	6,088
Total assets	$11,752,635	$4,832,869

Current liabilities	$16,062,022	$9,181,719
Non-current liabilities	—	—
Total liabilities	$16,062,022	$9,181,719

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE

	For the Three Months Ended May 31, 2024	For the Three Months Ended May 31, 2023
	(unaudited)	(unaudited)
Revenue	$209,726	$5,715,714
Cost of revenue	(64,059)	(5,346,244)
Gross profit	$145,667	$369,470

Amortization and depreciation	(6,068)	(6,497)
General and administrative expenses	(513,885)	(564,086)
Marketing cost	(8,528)	6,793
Research & development	(97,708)	(91,349)
Total operating expenses	$(626,189)	$(655,139)

Loss from operations	$(480,522)	$(285,669)

Interest income	19,988	22,624
Other income	—	13,802
Total other income	$19,988	$36,426

Tax expense	—	—

Net profit (loss)	$(460,534)	$(249,243)

Operating Result of VIE’s Subsidiaries

	For the Three Months Ended May 31, 2024	For the Three Months Ended May 31, 2023
	(unaudited)	(unaudited)
Revenue	$8,164,257	$6,375,251
Cost of revenue	(7,628,034)	(6,160,298)
Gross profit	$536,223	$214,953

Amortization and depreciation	(239)	(249)
General and administrative expenses	(453,187)	(73,050)
Marketing cost	(53,996)	49
Research & development	(21,631)	(20,916)
Total operating expenses	$(529,053)	$(94,166)

Loss from operations	$7,170	$120,787

Interest income	5	117
Other income	1	22
Total other income	$6	$139

Tax expense	—	—

Net profit (loss)	$7,176	$120,926

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

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

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

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

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

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

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $30,104,737 and $28,448,833 as at May 31, 2024 and February 29, 2024 respectively, and had a net loss of $1,655,832 and $1,264,262 for the three months ended May 31, 2024 and 2023, respectively.

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

Note 4 - Revenue

We recorded $8,373,983 and $12,169,091 in revenue, respectively, for the three months ended May 31, 2024 and 2023.

	For the three months ended
	May 31, 2024	May 31, 2023
	(unaudited)	(unaudited)
Telecommunication Products & Services	$210,189	$12,011,264
SMS & MMS Business	8,163,794	8,121
Big Data	—	149,706
	$8,373,983	$12,169,091

Note 5 – Equipment

At May 31, 2024 and February 29, 2024, the company has the following amounts related to tangible assets:

	May 31, 2024	February 29, 2024
	(unaudited)
Equipment	$117,262	$117,961
Less: accumulated depreciation	(78,750)	(72,255)
Net equipment	$38,512	$45,706

No significant residual value is estimated for the equipment. Depreciation expenses for the three months ended May 31, 2024 and 2023 totaled $6,898 and $7,943, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At May 31, 2024 and February 29, 2024, the company has the following amounts related to intangible assets:

	May 31, 2024	February 29, 2024
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	203,163	204,684
	403,163	404,684
Less: accumulated amortization	(298,017)	(298,017)
Impairment of intangible assets	(80,021)	(76,211)
Net intangible assets	$25,125	$30,456

No significant residual value is estimated for these intangible assets. Amortization expenses for the three months ended May 31, 2024 and 2023 totaled $5,116 and $10,399, respectively.

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

	May 31, 2024	February 29, 2024
	(unaudited)
Telecommunication Products & Services
Deposit Paid / Prepayment	$4,490,793	$5,062,728
Others prepayment	290,775	345,868
	$4,781,568	$5,408,596

	May 31, 2024	February 29, 2024
	(unaudited)
SMS & MMS Business
Deposit Paid / Prepayment	$694,265	$129,805
	$694,265	$129,805

Note 8 – Other Receivables

At May 31, 2024 and February 29, 2024, the company has the following amounts related to other receivables:

	May 31, 2024	February 29, 2024
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,495,354	$1,491,348
Security deposit	899,862	1,015,489
Others	252,008	8,756
Other receivables	$2,647,225	$2,515,593

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2024.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	May 31, 2024	February 29, 2024
Right-of-use asset	(unaudited)
Right-of-use asset, net	$208,924	$13,734

Lease liability
Current lease liability	$113,381	$4,796
Non-current lease liability	98,678	—
Total lease liability	$212,059	$4,796

Remaining lease term and discount rate		May 31, 2024
Weighted-average remaining lease term		23 months
Weighted-average discount rate		4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of May 31, 2024:

2024	$121,007
Thereafter	100,839
Less: imputed interest	(9,787)
$212,059

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

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

On March 29, 2024, the Company issued 17,500 shares of our common stock at a deemed price of $2.80 per share to one entity pursuant to consulting agreements, dated February 27, 2023 and February 24, 2024.

On March 29, 2024, the Company issued 150,000 shares of our common stock under its 2023 Stock Incentive Plan at a deemed price of $2.15 per share to two individuals pursuant to consulting agreements.

As of May 28, 2024, the Company has received $775,000 in subscription proceeds to purchase 310,000 shares of its common stock at $2.50 per share on a private placement basis.

As of May 31, 2024 there were 52,712,850 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at May 31, 2024, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Exercised	(260,000)	$3.00
Expired	(1,137,668)	$3.00
Cashless Exercised	(168,000)	$1.75
Balance, May 31, 2024	513,312	$5.21

On April 18, 2023, the Company received $ 60,000 from the exercise of warrants for the purchase of 20,000 shares of common stock of the Company at a price of $3.00 per share from 1 individual.

On April 19, 2023, 188,500 stock purchase warrants having an exercise price of $2.00 per share expired.

On July 13, 2023, the Company received $780,000 from the exercise of warrants for the purchase of 260,000 shares of common stock of the Company at a price of $3.00 per share from three individuals.

On July 13, 2023, 1,137,668 stock purchase warrants having an exercise price of $3.00 per share expired.

On July 17, 2023, Benchmark exercised 168,000 warrants on the cashless exercise basis resulting in the issuance of 121,422 shares of common stock.

A summary of share purchase warrants outstanding and exercisable as at May 31, 2024 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$5.00	350,000	0.30	September 19, 2024
$8.22	28,312	1.43	November 4, 2025
$6.70	10,000	1.48	November 21, 2025
$5.00	125,000	0.34	October 1,2024
$5.21	513,312

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2024	February 29, 2024
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2024	February 29, 2024
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

A continuity schedule of outstanding stock options as at May 31, 2024, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	4,545,000	$3.84
Cancelled/Forfeited	(974,000)	3.84
Balance, February 28, 2023	3,571,000	$3.84
Stock Options Grant - July 28, 2023	2,648,500	4.62
Exercised	(180,400)	3.84
Balance, May 31, 2024	6,039,100	$4.18

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	May 31, 2024	February 29, 2024
Number of Options Exercised on Forfeiture Basis	—	89,502
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	89,502

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	90,898
Total Number of Shares Issued Upon Exercise of Options	—	90,898

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at May 31, 2024, and the changes during the three months periods, is as follows:

	Number of	Weighted Average
	Unvested Stock Options	Grant Date Fair Value
Balance, February 28, 2023	2,142,600	$6.46
Stock Options Grant - July 28, 2023	2,648,500	$4.58
Vested – July 28, 2023	(529,700)	$4.58
Vested – December 28, 2023	(714,200)	$6.46
Balance, May 31, 2024	3,547,200	$5.34

As at May 31, 2024, the aggregate intrinsic value of the outstanding stock options granted on December 28, 2021 was estimated at $0 as the current price as of May 31, 2024 is $3.14 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of May 31, 2024 is lower than the strike price.

A summary of stock options outstanding and exercisable as at May 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at May 31, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at May 31, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$ 7.00 to $ 9.00	3,390,600	$3.84	1.58	1,962,200	$3.84	1.58
$ 4.00 to $ 5.00	2,648,500	$4.62	3.16	529,700	$4.62	3.16
	6,039,100			2,491,900

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 12 –Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended
	May 31, 2024	May 31, 2023
Numerator - basic and diluted
Net Loss	$(1,655,832)	$(1,264,262)
Denominator
Weighted average number of common shares outstanding —basic	52,660,051	51,479,890
Weighted average number of common shares outstanding —diluted	52,660,051	51,479,890
Loss per common share — basic	$(0.03)	$(0.02)
Loss per common share — diluted	$(0.03)	$(0.02)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2024 and 2023.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the three months ended May 31, 2024 and 2023.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2024 and 2023 are as follows:

	For the three months ended
	May 31, 2024	May 31, 2023
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Three months ended May 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 13 – Income Taxes (continued)

At May 31, 2024 and February 29, 2024, the Company has a deferred tax asset of $413,976 and $939,380, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At May 31, 2024 and February 29, 2024, the valuation allowance was $413,976 and $939,380, respectively.

	May 31, 2024	February 29, 2024
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$413,976	$939,380
Valuation allowance	(413,976)	(939,380)
Deferred tax asset, net	$—	$—

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

Note 15 - Subsequent Events

On June 1, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$370,000 (the “Loan”) to the Borrower for working capital purposes. As of the date hereof, the full amount of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.67% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2024, and our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 29, 2024, our most recently completed year end, to May 31, 2024, and our results of operations for the three months ended May 31, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

The following diagram depicts our corporate structure:

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our subsidiaries or the VIE, and will be dependent upon contributions from our subsidiaries and the VIE to finance our cash flow needs. Our subsidiaries and the VIE are currently not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission (the “CSRC”), or Cybersecurity Administration Committee (the “CAC”), to operate or to issue securities to foreign investors. However, as of March 31, 2023, pursuant to the Overseas Listing Trial Measures promulgated by the CSRC, we will be required to file with the CSRC with respect to a new offering of our securities. The business of our subsidiaries and the VIE until now are not subject to cybersecurity review with the CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions, including the Overseas Listing Trial Measures, are new, it is uncertain what potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

To operate, the VIE and Beijing XunLian TianXia Technology Co., Ltd. are required to obtain, and have obtained, a value-added telecommunications business licence from PRC authorities. In connection with our previous issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this periodic report on Form 10-Q, we, our PRC subsidiaries and the VIE, (i) are not required to obtain permissions from the CSRC except that as of March 31, 2023 we will be required to file with the CSRC with respect to a new offering of our securities, (ii) are not required to go through cybersecurity review by the CAC, and (iii) have received or were not denied such requisite permissions by any PRC authority. If we, our subsidiaries or the VIE (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be subject to government enforcement actions, investigations, penalties, sanctions and fines imposed by the CSRC, the CAC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiary may be ordered to suspend and its business qualifications and licenses may be revoked.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each entity. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation / Formation	Ownership Interest
Finger Motion Company Limited (1)	Hong Kong	100%
Finger Motion (CN) Global Limited (2)	Samoa	100%
Finger Motion (CN) Limited (3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	Contractually controlled
Finger Motion Financial Group Limited(7)	Samoa	100%
Finger Motion Financial Company Limited(8)	Hong Kong	100%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.(9)	PRC	Contractually controlled
Shanghai KeShunXiang Automobile Service Co., Ltd.(10)	PRC	Contractually controlled

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd. is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd. is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(7)	Finger Motion Financial Group Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(8)	Finger Motion Financial Company Limited is a wholly-owned subsidiary of Finger Motion Financial Group Limited.
(9)	Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(10)	Shanghai KeShunXiang Automobile Service Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

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

Recent Developments

On April 17, 2024, our contractually controlled subsidiary, JiuGe Technology, is entering into arrangements with certain electric vehicle (“EV”) charging station providers in the PRC to allow EV owners who have subscribed to the Da Ge app to locate and charge their vehicles, which is expected to significantly expand DaGe’s usage.

Results of Operations

Three Months Ended May 31, 2024 Compared to Three Months Ended May 31, 2023

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023
Revenue	$8,373,983	$12,169,091
Cost of revenue	$(7,692,094)	$(11,506,542)
Total operating expenses	$(2,357,978)	$(1,842,051)
Total other income (expenses)	$20,257	$(84,760)
Net Loss attributable to the Company’s shareholders	$(1,655,904)	$(1,265,471)
Foreign currency translation adjustment	$(64,999)	$413,808
Comprehensive loss attributable to the Company	$(1,719,837)	$(851,615)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.02)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.02)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023	Change (%)
Telecommunication Products & Services	$210,189	$12,011,264	-98%
SMS & MMS Business	$8,163,794	$8,121	100427%
Big Data	$—	$149,706	-100%
Total Revenue	$8,373,983	$12,169,091	-31%

We recorded $8,373,983 in revenue for the three months ended May 31, 2024, a decrease of $3,795,108 or 31%, compared to the three months ended May 31, 2023. This decrease resulted from an increase in revenue of $8,155,673 from our SMS & MMS business, offset by decreases in revenue of $11,801,075 and $149,706 from our Telecommunication Products & Services and Big Data businesses, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the three months ended May 31, 2024, our SMS & MMS business saw a significant revenue increase due to the strategic reallocation of resources to this segment, allowing us to capitalize on higher margins and improved profitability. This strategic shift reflects our focus on optimizing our business portfolio by prioritizing higher-margin segments, which has resulted in a corresponding decrease in revenue from our Telecommunication Product & Services. In shifting focus to our Big Data business in FY2021, we forged a valuable alliance with Pacific Life Re, a global life reinsurance serving the insurance industry with a comprehensive suite of products and services, to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry. Building upon the successful implementation of the initial phase, Pacific Life Re proceeded with Phase 2 in the previous fiscal year. During the last quarter of FY2022, we established a collaborative research alliance with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market. The objective is to create value for both insurers and the end insurance consumers through technology advancements, improved product offerings and enhanced customer experiences. Following the successful execution of our joint initiatives with Munich Re, we are now in active discussion to develop a new partnership arrangement.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023
Telecommunication Products & Services	$45,844	$11,499,466
SMS & MMS Business	$7,646,250	$7,076
Big Data	$—	$—
Total Cost of Revenue	$7,692,094	$11,506,542

We recorded $7,692,094 in costs of revenue for the three months ended May 31, 2024, a decrease of $3,814,448 or 33%, compared to the three months ended May 31, 2023. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended May 31, 2024 was $681,889, an increase of $19,340 or 3%, compared to the three months ended May 31, 2023. This increase in gross profit resulted from higher profit margins for the period.

Amortization & Depreciation

We recorded depreciation of $12,014 for fixed assets for the three months ended May 31, 2024, a decrease of $6,328 or 35%, compared to the three months ended May 31, 2023.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023
Accounting	$23,628	$33,086
Consulting	$424,438	$396,033
Entertainment	$67,823	$73,239
IT	$11,738	$43,887
Rent	$33,196	$38,442
Salaries & Wages	$616,642	$489,706
Technical Fee	$60,346	$37,618
Travelling	$81,838	$47,361
Others	$562,128	$202,618
Total G&A Expenses	$1,881,777	$1,361,990

We recorded $1,881,777 in general and administrative expenses for the three months ended May 31, 2024, an increase of $519,787 or 38%, compared to the three months ended May 31, 2023. The key increases, especially for salaries, technical fee, travelling and others in the three months ended May 31, 2024 as compared to the three months ended May 31, 2023. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements and these increases are necessary to support the Company’s growth and ongoing operational needs.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023
Marketing Cost	$62,524	$(6,841)

We recorded $62,524 in marketing cost for the three months ended May 31, 2024, being an increase of $69,365 or 1,014%, compared to the three months ended May 31, 2023. These marketing costs were incurred across our various business segments including promoting our newly launched DaGe platform. Marketing costs represent the costs of promoting our product offerings through all our platforms.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023
Research & Development	$178,993	$172,099

We incurred fees of $178,993 in research & development for the three months ended May 31, 2024 as compared to $172,099 for the three months ended May 31, 2023. The increase of $6,894 or 4% was due to the data access and usage fees charged by telecommunications company.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	May 31, 2024	May 31, 2023
Share compensation expenses	$222,670	$296,461

We incurred fees of $222,670 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended May 31, 2024 as compared to $296,461 for the three months ended May 31, 2023. The decrease of $73,791 or 25% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $2,357,978 in operating expenses for the three months ended May 31, 2024, as compared to $1,842,051 in operating expenses for the three months ended May 31, 2023. The increase of $515,927 or 28%, for the three months ended May 31, 2024 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,655,904 for the three months ended May 31, 2024 and $1,265,471 for the three months ended May 31, 2023. The increase in net loss attributable to the Company’s shareholders of $390,433 or 31% resulted primarily from the higher general & administrative expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of May 31, 2024 and February 29, 2024:

	As at May 31, 2024	As at February 29, 2024
Cash and cash equivalents	$1,064,124	$1,517,232
Working capital	$10,732,123	$11,971,003

At May 31, 2024, we had cash and cash equivalents of $1,064,124, as compared to cash and cash equivalents of $1,517,232 at February 29, 2024. Our mobile payment business model necessitates periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, our expansion into the cloud-based business, which features a longer collection cycle, has led to an increase in accounts receivable and consequently, a greater strain on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. The Company otherwise does not have any planned capital expenditures and has historically funded its operations from revenues and sales of securities, including convertible debt securities. We believe that our cash on hand and cash equivalents, coupled with our operating revenues, will sufficiently cover our projected operational needs and address our outstanding liabilities for the next 12 months. For more expansive growth, further enhancing our deposits with telecommunication entities will be crucial. In line with this, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We might also enter into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, as of May 28, 2024, receive $775,000 in subscription proceeds to purchase 310,000 shares of our common stock at $2.50 per share on a private placement basis. When we issue the shares pursuant to the subscription agreements, we intend to rely upon the exemption from the registration requirements of the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the three months ended
	May 31, 2024	May 31, 2023
Net cash used in operating activities	$(1,409,939)	$(2,577,951)
Net cash used in investing activities	$—	$(380)
Net cash provided by (used in) financing activities	$775,000	$(1,075,333)
Effect of exchange rates on cash & cash equivalents	$181,831	$(161,665)
Net increase (decrease) in cash and cash equivalents	$(453,108)	$(3,815,329)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $1,168,012 in the three months ended May 31, 2024 compared to the three months ended May 31, 2023, primarily due to an increase in account receivable of ($7,762,176) (May 31, 2023: ($322,774)), increase in other receivable of ($150,316) (May 31, 2023: ($1,659,906)); offset by decrease in prepayment and deposit of $24,000 (May 31, 2023: $899,836), increase in accounts payable of $6,884,661 (May 31, 2023: $32,328), increase in accrual and other payable of $833,177 (May 31, 2023: ($645,872)) and increase in lease liability of $12,006 (May 31, 2023: ($1,188)).

Cash Flow used in Investing Activities

During the three months ended May 31, 2024, net cash used in investing activities decreased by $380 compared to $380 in the three months ended May 31, 2023.

Cash Flow provided by Financing Activities

During the three months ended May 31, 2024, net cash provided by financing activities was $775,000 compared to net cash used by financing activities during the three months ended May 31, 2023 of $1,075,333. The increase was due to the receipt of subscription proceeds to purchase 310,000 shares of our common stock at $2.50 per share on a private placement basis.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On June 1, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$370,000 (the “Loan”) to the Borrower for working capital purposes. As of the date hereof, the full amount of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.67% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month.

Other than the above, we have determined that we do not have any material subsequent events to report.

Critical Accounting Policies

For a complete summary of all our significant accounting policies refer to Note 2 - Summary of Principal Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 29, 2024 filed with the SEC on May 29, 2024.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 29, 2024 filed with the SEC on May 29, 2024.

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

Based on such evaluation of our disclosure controls and procedures as of May 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of May 31, 2024. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of May 31, 2024, were not effective.

A material weakness, as defined in standards established pursuant to the Sarbanes-Oxley Act, is a deficiency or combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement for our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness, which also existed as of February 29, 2024:

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses in 2023 and has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, validated, and operating effectively.  The remediation actions include:

•	Management has documented a complete set of controls incorporating segregation of duties, separate individuals performing and reviewing controls, and proper authorization and segregation of duties around payments and expenditures in 2023. Management has implemented most of these controls in calendar year 2023 and will complete implementation in calendar year 2024.
•	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of May 31, 2024 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A – RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $1.65 million during the three-month period ended May 31, 2024 and net losses of approximately $3.8 million, $7.5 million and $4.9 million for the years ended February 29, 2024, 2023 and 2022, respectively. At May 31, 2024 and February 29, 2024, we had an accumulated deficit of approximately $30.1 million and $28.4 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Although the audit report included in our Annual Report for the fiscal year ended February 29, 2024 was prepared by an auditor who has been recently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, we could be delisted if we are unable to meet the PCAOB inspection requirements established by the HFCAA.

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

In June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa) and, as a result, we will be required to comply with the submission or disclosure requirements in our annual report covering the fiscal year ended February 28, 2025. If we are so identified for another two consecutive years, the SEC would prohibit our securities from trading on a securities exchange or in the over-the-counter trading market in the United States. As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, until such time as the PCAOB issues any new determination, we do not expect to be at risk of having our securities subject to a trading prohibition under the HFCAA.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUIRY SECURITIES

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

On June 1, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement (the “Loan Agreement”) with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$370,000 (the “Loan”) to the Borrower for working capital purposes. As of the date hereof, the full amount of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.67% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month. The Loan Agreement contains undertakings and covenants of the Borrower whereby the Borrower shall not, without the prior written consent of the Lender (which consent shall not be unreasonably withheld) (i) effect any form or reconstruction or amalgamation by way of a scheme of arrangement or otherwise nor approve, permit or suffer any substantial change of ownership or transfer of any substantial part of its issued capital, (ii) make any loan or advance or extend credit to any person or entity or issue or enter into any guidance or indemnity or otherwise become directly, indirectly or contingently liable for the obligations of any other person or entity except in the ordinary course of business, (iii) sell, lease, license alienate, transfer, assign or otherwise dispose of the whole or any part of the undertaking, property or assets whatsoever and wheresoever situate present or future of the Borrower except in the ordinary course of business, or (iv) amend or alter any provisions in its Memorandum or Articles of Association or such other equivalent constitutional documents to change its objects, borrowing or charging powers in such a manner so as to adversely affect the ability of the Borrower to perform or comply with any one or more of its obligations under the Loan Agreement.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Loan Agreement, which is filed Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

During our fiscal quarter ended May 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit
10.1(*)(†)	Loan Agreement between Finger Motion Company Limited and Dr. Liew Yow Ming, dated June 1, 2024.

31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith
(**)	Furnished herewith
(†)	Portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: June 28, 2024	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

