Form 10-Q
period 2024-08-31
FingerMotion, Inc.
filed 2024-10-15
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,807,850 shares of common stock outstanding as of October 14, 2024.

FINGERMOTION, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended August 31, 2024

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.

Condensed Consolidated Balance Sheets

	August 31,	February 29,
	2024	2024
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$810,284	$1,517,232
Accounts receivable	21,484,241	9,153,692
Prepayment and deposit	5,631,782	5,538,401
Other receivables	2,022,095	2,515,593
Total Current Assets	29,948,402	18,724,918
Non-current Assets
Equipment	34,274	45,706
Intangible assets	20,449	30,456
Right-of-use asset	185,750	13,734
Total Non-current Assets	240,473	89,896

TOTAL ASSETS	$30,188,875	$18,814,814

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$15,226,681	$5,153,359
Accrual and other payables	2,265,997	1,595,760
Loan payable	1,024,688	—
Stock subscription receivables	1,605,000	—
Lease liability, current portion	117,175	4,796
Total Current Liabilities	20,239,541	6,753,915
Non-current Liabilities
Lease liability, non-current portion	70,962	—
Total Non-current Liabilities	70,962	—

TOTAL LIABILITIES	$20,310,503	$6,753,915

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 52,712,850 shares and 52,545,350 issued and outstanding at August 31, 2024 and February 29, 2024 respectively	5,271	5,254

Additional paid-in capital	40,662,355	40,292,778

Additional paid-in capital - stock options	1,656,321	1,037,276

Accumulated deficit	(31,792,966)	(28,448,833)

Accumulated other comprehensive income	(607,145)	(782,362)

Stockholders’ equity before non-controlling interests	9,923,836	12,104,113

Non-controlling interests	(45,464)	(43,214)

TOTAL SHAREHOLDERS’ EQUITY	9,878,372	12,060,899

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,188,875	$18,814,814

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2024	2023	2024	2023
Revenue	$8,458,763	$9,279,166	$16,832,746	$21,448,257
Cost of revenue	(8,157,735)	(7,437,632)	(15,849,829)	(18,944,174)

Gross profit	301,028	1,841,534	982,917	2,504,083

Amortization & depreciation	(11,740)	(17,671)	(23,754)	(36,013)
General & administrative expenses	(1,548,036)	(1,634,356)	(3,429,813)	(2,996,346)
Marketing cost	(71,582)	(58,437)	(134,106)	(51,596)
Research & development	(180,273)	(176,956)	(359,266)	(349,055)
Stock compensation expenses	(180,563)	(154,418)	(403,233)	(450,879)

Total operating expenses	(1,992,194)	(2,041,838)	(4,350,172)	(3,883,889)

Net loss from operations	(1,691,166)	(200,304)	(3,367,255)	(1,379,806)

Other income (expense):
Interest income	12,228	13,982	32,241	36,847
Interest expense	(28,578)	—	(28,578)	(121,451)
Exchange gain (loss)	12,150	(2,030)	12,393	(2,028)
Other income	4,815	53,700	4,816	67,524
Total other income (expense)	615	65,652	20,872	(19,108)

Net loss before income tax	$(1,690,551)	$(134,652)	$(3,346,383)	$(1,398,914)
Income tax expenses	—	—	—	—
Net loss	$(1,690,551)	$(134,652)	$(3,346,383)	$(1,398,914)

Less: Net profit (loss) attributable to the non-controlling interest	(2,322)	(571)	(2,250)	638

Net loss attributable to the Company’s shareholders	$(1,688,229)	$(134,081)	$(3,344,133)	$(1,399,552)

Other comprehensive income:
Foreign currency translation adjustments	240,216	(937,542)	175,217	(523,734)
Comprehensive loss	$(1,448,013)	$(1,071,623)	$(3,168,916)	$(1,923,286)
Less: Comprehensive loss attributable to non-controlling interest	183	(196)	(883)	(244)
Comprehensive loss attributable to the Company	$(1,448,196)	$(1,071,427)	$(3,168,033)	$(1,923,042)

NET PROFIT (LOSS) PER SHARE
Loss Per Share - Basic	$(0.03)	$0.00	$(0.06)	$(0.03)
Loss Per Share - Diluted	$(0.03)	$0.00	$(0.06)	$(0.03)

NET PROFIT (LOSS) PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$0.00	$(0.06)	$(0.03)
Loss Per Share - Diluted	$(0.03)	$0.00	$(0.06)	$(0.03)

Weighted Average Common Shares Outstanding - Basic	52,712,850	52,115,546	52,686,451	51,797,718
Weighted Average Common Shares Outstanding - Diluted	52,712,850	52,115,546	52,686,451	51,797,718

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024	52,545,350	5,254	40,292,778	1,037,276	(28,448,833)	(782,362)	12,104,113	(43,214)	12,060,899

Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Additional paid-in capital – stock options	—	—	—	196,344	—	—	196,344	—	196,344
Accumulated other comprehensive income	—	—	—	—	—	(64,999)	(64,999)	—	(64,999)
Net (Loss)	—	—	—	—	(1,655,904)	—	(1,655,904)	72	(1,655,832)

Balance at May 31, 2024	52,712,850	5,271	40,662,355	1,233,620	(30,104,737)	(847,361)	10,949,148	(43,142)	10,906,006

Additional paid-in capital – stock options	—	—	—	422,701	—	—	422,701	—	422,701
Accumulated other comprehensive income	—	—	—	—	—	240,216	240,216	—	240,216
Net loss	—	—	—	—	(1,688,229)	—	(1,688,229)	(2,322)	(1,690,551)

Balance at August 31, 2024	52,712,850	5,271	40,662,355	1,656,321	(31,792,966)	(607,145)	9,923,836	(45,464)	9,878,372

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	20,000	2	59,998	—	—	—	60,000	—	60,000
Common stock issued for professional service	70,000	7	124,243	—	—	—	124,250	—	124,250
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Accumulated other comprehensive income	—	—	—	—	—	413,808	413,808	—	413,808
Net profit (loss)	—	—	—	—	(1,265,471)	—	(1,265,471)	1,209	(1,264,262)

Balance at May 31, 2023	51,988,030	5,199	39,273,122	632,664	(25,956,785)	22,116	13,976,316	12,493	13,988,809

Common stock issued for cash	260,000	26	779,974	—	—	—	780,000	—	780,000
Common stock issued for professional service	12,500	1	30,821	—	—	—	30,822	—	30,822
Cashless exercise of warrants	121,422	12	(12)	—	—	—	—	—	—
Additional paid-in capital – stock options	—	—	—	483,086	—	—	483,086	—	483,086
Accumulated other comprehensive income	—	—	—	—	—	(937,542)	(937,542)	—	(937,542)
Net loss	—	—	—	—	(134,081)	—	(134,081)	(571)	(134,652)

Balance at August 31, 2023	52,381,952	5,238	40,083,905	1,115,750	(26,090,866)	(915,426)	14,198,601	11,922	14,210,523

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31,	August 31,
	2024	2023
Net loss	$(3,346,383)	$(1,398,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	737,915	629,304
Amortization and depreciation	23,754	36,013

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,209,223)	(7,292,931)
(Increase) decrease in prepayment and deposit	(22,226)	329,727
(Increase) decrease in other receivables	527,972	(2,067,397)
Increase (decrease) in accounts payable	10,002,702	5,327,561
Increase (decrease) in accrual and other payables	1,369,869	(434,852)
Increase (decrease) in due to lease liability	11,448	(2,673)
Net cash provided by (used in) operating activities	(2,904,172)	(4,874,162)

Cash flows from investing activities
Purchase of equipment	(1,741)	(372)
Net cash provided by (used in) investing activities	(1,741)	(372)

Cash flows from financing activities
Proceed from loan payable	1,024,688	—
Repayment of convertible note	—	(1,135,333)
Advances from stock subscription receivable	1,605,000	—
Common stock issued for cash	—	840,000
Net cash provided by (used in) financing activities	2,629,688	(295,333)

Effect of exchange rates on cash and cash equivalents	(430,723)	(27,095)

Net change in cash	(706,948)	(5,196,962)

Cash at beginning of period	1,517,232	9,240,241

Cash at end of period	$810,284	$4,043,279

Major non-cash transactions:
Conversion of loan payables to shares	$—	$1,682,713

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

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

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

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

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of August 31, 2024 and February 29, 2024:

Assets and liabilities of the VIE

	August 31, 2024	February 29, 2024
	(unaudited)
Current assets	$13,480,890	$10,578,657
Non-current assets	215,160	53,109
Total assets	$13,696,050	$10,631,766

Current liabilities	$13,473,420	$9,654,896
Non-current liabilities	70,962	—
Total liabilities	$13,544,382	$9,654,896

Assets and liabilities of the VIE Subsidiary

	August 31, 2024	February 29, 2024
	(unaudited)
Current assets	$13,385,328	$4,826,781
Non-current assets	5,685	6,088
Total assets	$13,391,013	$4,832,869

Current liabilities	$18,028,652	$9,181,719
Non-current liabilities	—	—
Total liabilities	$18,028,652	$9,181,719

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Six Months Ended August 31, 2024	For the Six Months Ended August 31, 2023
	(unaudited)	(unaudited)
Revenue	$3,941,998	$13,654,271
Cost of revenue	(3,506,562)	(11,604,478)
Gross profit	$435,436	$2,049,793

Amortization and depreciation	(12,021)	(12,750)
General and administrative expenses	(1,020,074)	(1,128,927)
Marketing cost	(68,537)	(3,865)
Research & development	(194,198)	(168,503)
Total operating expenses	$(1,294,830)	$(1,314,045)

Net profit (loss) from operations	$(859,394)	$735,748

Interest income	32,186	36,410
Other income	4,065	67,452
Total other income	$36,251	$103,862

Tax expense	—	—

Net profit (loss)	$(823,143)	$839,610

Operating Result of VIE Subsidiaries

	For the Six Months Ended August 31, 2024	For the Six Months Ended August 31, 2023
	(unaudited)	(unaudited)
Revenue	$12,890,748	$7,637,734
Cost of revenue	(12,343,267)	(7,339,696)
Gross profit	$547,481	$298,038

Amortization and depreciation	(477)	(489)
General and administrative expenses	(662,358)	(144,805)
Marketing cost	(65,569)	(47,731)
Research & development	(44,503)	(41,635)
Total operating expenses	$(772,907)	$(234,660)

Net profit (loss) from operations	$(225,426)	$63,378

Interest income	13	311
Other income	441	72
Total other income	$454	$383

Tax expense	—	—

Net profit (loss)	$(224,972)	$63,761

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

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

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

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

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

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

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $31,792,966 and $28,448,833 as at August 31, 2024 and February 29, 2024, respectively, and had a net loss of $3,346,383 and $1,398,914 for the six months ended August 31, 2024 and 2023, respectively.

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

Note 4 - Revenue

We recorded $16,832,746 and $21,448,257 in revenue, respectively, for the six months ended August 31, 2024 and 2023.

	For the six months ended
	August 31, 2024	August 31, 2023
	(unaudited)	(unaudited)
Telecommunication Products & Services	$8,636,452	$21,205,492
SMS & MMS Business	8,167,564	16,313
Command & Communication	28,730	—
Big Data	—	226,452
	$16,832,746	$21,448,257

Note 5 – Equipment

At August 31, 2024 and February 29, 2024, the company has the following amounts related to equipment:

	August 31, 2024	February 29, 2024
	(unaudited)
Equipment	$120,993	$117,961
Less: accumulated depreciation	(86,719)	(72,255)
Net equipment	$34,274	$45,706

No significant residual value is estimated for the equipment. Depreciation expense for the six months ended August 31, 2024 and 2023 totalled $13,521 and $15,616, respectively.

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At August 31, 2024 and February 29, 2024, the company has the following amounts related to intangible assets:

	August 31, 2024	February 29, 2024
	(unaudited)
Licenses	$200,000	$200,000
Mobile applications	207,489	204,684
	407,489	404,684
Less: accumulated amortization	(345,995)	(333,183)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$20,449	$30,456

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended August 31, 2024 and 2023 totalled $10,233 and $20,397, respectively.

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

	August 31, 2024	February 29, 2024
	(unaudited)
Deposit	$5,138,327	$5,192,533
Prepayment	493,455	345,868
	$5,631,782	$5,538,401

Note 8 – Other Receivables

At August 31, 2024 and February 29, 2024, the company has the following amounts related to other receivables:

	August 31, 2024	February 29, 2024
	(unaudited)
Other receivables represent:
Advances to suppliers	$692,882	$1,491,348
Security deposit	1,316,380	1,015,489
Others	12,833	8,756
Other receivables	$2,022,095	$2,515,593

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2024.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	August 31, 2024	February 29, 2024
Right-of-use asset	(unaudited)
Right-of-use asset, net	$185,750	$13,734

Lease liability
Current lease liability	$117,175	$4,796
Non-current lease liability	70,962	—
Total lease liability	$188,137	$4,796

Remaining lease term and discount rate	August 31, 2024
Weighted-average remaining lease term	20 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of August 31, 2024:

2024	$123,583
Thereafter	72,090
Less: imputed interest	(7,535)
$188,137

Note 10 - Convertible Note Payable

A Note Payable having a Face Value of $730,000 at May 1, 2022 and accruing interest at 20% was due on April 30, 2023. The note was convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

On April 28, 2023, the Company repaid the Note Payable of $730,000.

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

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

As of May 28, 2024, the Company has received $775,000 in subscription proceeds to purchase 310,000 shares of its common stock at $2.50 per share on a private placement basis, however, on August 5, 2024, the Board of the Directors of the Company authorized a reduction of the subscription price from $2.50 to $1.50 per share, such that the non-brokered private placement offering (the “Offering”) of up to 800,000 shares for aggregate proceeds of up to $2,000,000 will now be up to 1,333,333 shares for aggregate proceeds of up to $2,000,000.

As of August 31, 2024, the Company has received $1,605,000 in subscription proceeds to purchase 1,070,000 shares of its common stock at $1.50 per share on a private placement basis.

As of August 31, 2024 there were 52,712,850 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at August 31, 2024, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Exercised	(260,000)	$3.00
Expired	(1,137,668)	$3.00
Cashless Exercised	(168,000)	$1.75
Balance, August 31, 2024	513,312	$5.21

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

On July 13, 2023, 1,137,668 stock purchase warrants having an exercise price of $3.00 per share expired.

On July 17, 2023, Benchmark exercised 168,000 warrants on the cashless exercise basis resulting in the issuance of 121,422 shares of common stock.

A summary of share purchase warrants outstanding and exercisable as at August 31, 2024 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$5.00	350,000	0.05	September 19, 2024
$8.22	28,312	1.18	November 4, 2025
$6.70	10,000	1.22	November 21, 2025
$5.00	125,000	0.08	October 1,2024
$5.21	513,312

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2024	February 29, 2024
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2024	February 29, 2024
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	5.0	5.0
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

A continuity schedule of outstanding stock options as at August 31, 2024, and the changes during the six months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2022	4,545,000	$3.84
Cancelled/Forfeited	(974,000)	3.84
Balance, February 28, 2023	3,571,000	$3.84
Stock Options Grant - July 28, 2023	2,648,500	4.62
Exercised	(180,400)	3.84
Balance, August 31, 2024	6,039,100	$4.18

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	August 31, 2024	February 29, 2024
Number of Options Exercised on Forfeiture Basis	—	89,502
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	89,502

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	90,898
Total Number of Shares Issued Upon Exercise of Options	—	90,898

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at August 31, 2024, and the changes during the six months periods, is as follows:

	Number of Unvested	Weighted Average Grant Date
	Stock Options	Fair Value
Balance, February 28, 2023	2,142,600	$6.46
Stock Options Grant - July 28, 2023	2,648,500	$4.58
Vested – July 28, 2023	(529,700)	$4.58
Vested – December 28, 2023	(714,200)	$6.46
Vested – July 28, 2024	(529,700)	$4.58
Balance, August 31, 2024	3,017,500	$5.47

As at August 31, 2024, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price as of August 30, 2024 is $2.22, which is lower than the strike price of all outstanding options.

A summary of stock options outstanding and exercisable as at August 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at August 31, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at August 31, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$7.00 to $9.00	3,390,600	$3.84	1.33	1,962,200	$3.84	1.33
$4.00 to $5.00	2,648,500	$4.62	2.92	1,059,400	$4.62	2.92
	6,039,100			3,021,600

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the six months ended
	August 31, 2024	August 31, 2023
Numerator - basic and diluted
Net Loss	$(3,346,383)	$(1,398,914)
Denominator
Weighted average number of common shares outstanding —basic	52,686,451	51,797,718
Weighted average number of common shares outstanding —diluted	52,686,451	51,797,718
Loss per common share — basic	$(0.06)	$(0.03)
Loss per common share — diluted	$(0.06)	$(0.03)

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2024 and 2023.

Hong Kong

Finger Motion Company Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Finger Motion Company Limited did not earn any income that was derived in Hong Kong for the six months ended August 31, 2024 and 2023.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian and Shanghai TengLian JiuJiu were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2024 and 2023 are as follows:

	For the six months ended
	August 31, 2024	August 31, 2023
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 13 - Income Taxes (continued)

At August 31, 2024 and February 29, 2024, the Company has a deferred tax asset of $836,033 and $939,380, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At August 31, 2024 and February 29, 2024, the valuation allowance was $836,033 and $939,380, respectively.

	August 31, 2024	February 29, 2024
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$836,033	$939,380
Valuation allowance	(836,033)	(939,380)
Deferred tax asset, net	$—	$—

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

Note 15 – Loan Payable

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

On July 18, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$1,500,000 (the “Loan”) to the Borrower for working capital purposes. As of the date hereof, SGD$1,000,000 of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.50% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month.

Note 16 - Subsequent Events

On September 4, 2024, the remaining SGD$500,000 of the SGD$1,500,000 Loan has been fully drawn upon by the Borrower.

FINGERMOTION, INC.

Six months ended August 31, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

On October 11, 2024, the Company issued 1,095,000 shares of common stock to 15 individuals due to the closing of its private placement at $1.50 per share for gross proceeds of $1,642,500. In connection with the closing of the private placement, the Company paid cash finder’s fees of an aggregate of $158,000 to three individuals.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2024, and our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 29, 2024, our most recently completed year end, to August 31, 2024, and our results of operations for the three and six months ended August 31, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

Share Exchange Agreement

Effective July 13, 2017, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited, a Hong Kong corporation (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). FMCL, a Hong Kong corporation, was formed on April 6, 2016, and is an information technology company that specializes in operating and publishing mobile games. Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. On the closing date of the Share Exchange Agreement, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and 2,562,500 additional shares to accredited investors, which was a concurrent financing but not a condition of closing the Share Exchange Agreement.

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

Our Video Game Division

The video game industry covers multiple sectors and is currently experiencing a move away from physical games towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. Video game publishers are expanding their direct-to-consumer channels with mobile gaming, the current growth leader, and eSports and virtual reality gaining momentum as the Company’s Board of Directors decided to re-focus the Company’s resources into new business opportunities in China, particularly the mobile phone payment and data business.

Recent Developments

On July 9, 2024, our contractual controlled subsidiary, JiuGe Technology, embarked on the development of crisis and emergency response solutions. These solutions are designed to facilitate collaboration with dispatchers, first responders, and healthcare agencies during emergency situations in China. JiuGe Technology has received its first order for its Advance Mobile Integrated Command and Communication Platform (“C2 Platform”), to be installed in all vehicles and apparatuses involved in the country’s civil emergency crisis program.

On August 19, 2024, we announced that JiuGe Technology’s Advance Mobile Integrated C2 Platform, to be integrated into Maxus vehicles produced by SAIC Motor Corporation Limited, has officially received national certification from China’s MIIT. This marks the first certification of its kind, aimed to expedite the deployment of the emergency response vehicles across China. This certification validates the platform’s quality, reliability, and advanced technological features, enabling us to commence the assembly and rollout of vehicles equipped with our platform and technology.

On September 10, 2024, we appointed CT International LLP as our new independent registered public accounting firm, succeeding our previous auditors, Centurion ZD CPA & Co.

Results of Operations

Three Months Ended August 31, 2024 Compared to the Three Months Ended August 31, 2023

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023
Revenue	$8,458,763	$9,279,166
Cost of revenue	$(8,157,735)	$(7,437,632)
Total operating expenses	$(1,992,194)	$(2,041,838)
Total other income (expenses)	$615	$65,652
Net loss attributable to the Company’s shareholders	$(1,688,229)	$(134,081)
Foreign currency translation adjustment	$240,216	$(937,542)
Comprehensive loss attributable to the Company	$(1,448,196)	$(1,071,427)
Basic Loss Per Share attributable to the Company	$(0.03)	$0.00
Diluted Loss Per Share attributable to the Company	$(0.03)	$0.00

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023	Change (%)
Telecommunication Products & Services	$8,426,263	$9,194,228	-8%
SMS & MMS Business	$3,770	$8,192	-54%
Command & Communication	$28,730	$—	100%
Big Data	$—	$76,746	-100%
Total Revenue	$8,458,763	$9,279,166	-9%

We recorded $8,458,763 in revenue for the three months ended August 31, 2024, a decrease of $820,403 or 9%, compared to the three months ended August 31, 2023. This decrease resulted from an increase in revenue of $28,730 from our Command & Communication, offset by decreases in revenue of $767,965, $4,422 and $76,746 from our Telecommunication Products & Services, SMS & MMS business and Big Data businesses, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the three months ended August 31, 2024, revenue contribution came mainly from the Telecommunication Products & Services segment. In shifting focus to our Big Data business since FY2021, we forged an alliance and collaborative partnerships with two key reinsurance companies, Pacific Life Re and Munich Re, which enabled us to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal of applying new insights generated from our predictive model to the traditional insurance industry and extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market. Our goal is to create value for both insurers and end consumers by driving technological advancements, improving product offerings, and enhancing customer experiences. After successfully executing joint initiatives with Munich Re, we are now actively working on promoting our data capabilities to customers.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023
Telecommunication Products & Services	$8,126,185	$7,429,975
SMS & MMS Business	$3,549	$7,657
Command & Communication	$28,001	$—
Big Data	$—	$—
Total Cost of Revenue	$8,157,735	$7,437,632

We recorded $8,157,735 in costs of revenue for the three months ended August 31, 2024, an increase of $720,103 or 10%, compared to the three months ended August 31, 2023. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended August 31, 2024 was $301,028, a decrease of $1,540,506 or 84%, compared to the three months ended August 31, 2023. The significant decrease in gross profit was primarily due to the higher margins realized from the Cloud business segment under the Telecommunication Product & Services during the prior period. In contrast, the current period’s product mix resulted in a lower gross profit generated from recharge services revenue.

Amortization & Depreciation

We recorded depreciation of $11,740 for fixed assets for the three months ended August 31, 2024, a decrease of $5,931 or 34%, compared to the three months ended August 31, 2023.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023
Accounting	$35,629	$37,213
Consulting	$361,628	$448,853
Entertainment	$59,777	$76,673
IT	$22,013	$15,283
Rent	$33,744	$35,150
Salaries & Wages	$616,947	$478,293
Technical Fee	$34,895	$34,976
Travelling	$81,619	$63,192
Others	$301,784	$444,723
Total G&A Expenses	$1,548,036	$1,634,356

We recorded $1,548,036 in general and administrative expenses for the three months ended August 31, 2024, a decrease of $86,320 or 5%, compared to the three months ended August 31, 2023. The expenses encompass a range of costs integral to the Company’s ongoing operational and administrative requirements; which include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023
Marketing Cost	$71,582	$58,437

We recorded $71,582 in marketing cost for the three months ended August 31, 2024, being an increase of $13,145 or 22%, compared to the three months ended August 31, 2023. The majority of these marketing costs were incurred in promoting our newly launched Da Ge App platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023
Research & Development	$180,273	$176,956

We incurred fees of $180,273 in research & development for the three months ended August 31, 2024 as compared to $176,956 for the three months ended August 31, 2023. The increase of $3,317 or 2% was due to the data access and usage fee charged by telecommunications companies.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	August 31, 2024	August 31, 2023
Share compensation expenses	$180,563	$154,418

We incurred fees of $180,563 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended August 31, 2024, as compared to $154,418 for the three months ended August 31, 2023. The increase of $26,145 or 17% was due to the engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for compensating these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $1,992,194 in operating expenses for the three months ended August 31, 2024, as compared to $2,041,838 in operating expenses for the three months ended August 31, 2023. The decrease of $49,644 or 2%, for the three months ended August 31, 2024, is as set forth above.

Net loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,688,229 for the three months ended August 31, 2024, and $134,081 for the three months ended August 31, 2023. The increase in net loss attributable to the Company’s shareholders of $1,554,148 or 1,159% resulted primarily from the reduced revenue and gross profit as discussed above.

Six Months Ended August 31, 2024 Compared to the Six Months Ended August 31, 2023

The following table sets forth our results of operations for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023
Revenue	$16,832,746	$21,448,257
Cost of revenue	$(15,849,829)	$(18,944,174)
Total operating expenses	$(4,350,172)	$(3,883,889)
Total other income (expenses)	$20,872	$(19,108)
Net loss attributable to the Company’s shareholders	$(3,344,133)	$(1,399,552)
Foreign currency translation adjustment	$175,217	$(523,734)
Comprehensive loss attributable to the Company	$(3,168,033)	$(1,923,042)
Basic Loss Per Share attributable to the Company	$(0.06)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.06)	$(0.03)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023	Change (%)
Telecommunication Products & Services	$8,636,452	$21,205,492	-59%
SMS & MMS Business	$8,167,564	$16,313	49,968%
Command & Communication	$28,730	$—	100%
Big Data	$—	$226,452	-100%
Total Revenue	$16,832,746	$21,448,257	-22%

We recorded $16,832,746 in revenue for the six months ended August 31, 2024, a decrease of $4,615,511 or 22%, compared to the six months ended August 31, 2023. This decrease resulted from increases in revenue of $8,151,251 and $28,730 from our SMS & MMS and Command & Communication businesses, respectively, offset by decreases in revenue of $12,569,040 and $226,452 from our Telecommunication Products & Services and Big Data businesses, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the three months ended August 31, 2024, our SMS & MMS business saw a significant revenue increase compensating for a shortfall from the recharge services. The Company is constantly reallocating its resources when needed, reflecting our focus on optimizing our business portfolio by prioritizing higher-margin segments, which during the six months ended August 31, 2024, resulted in a corresponding decrease in revenue from our Telecommunication Products & Services. However, this shift could not compensate for the higher revenue generated from recharge services in the previous six months ended August 31, 2023. In shifting focus to our Big Data business, since FY2021, we forged an alliance and collaborative partnerships with two key reinsurance companies, Pacific Life Re and Munich Re, which enabled us to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry and extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market. Our goal is to create value for both insurers and end consumers by driving technological advancements, improving product offerings, and enhancing customer experiences. After successfully executing joint initiatives with Munich Re, we are now actively working on promoting our data capabilities to customers.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023
Telecommunication Products & Services	$8,172,029		$18,929,441
SMS & MMS Business	$7,649,799		$14,733
Command & Communication	$28,001	$
Big Data	$—		$—
Total Cost of Revenue	$15,849,829		$18,944,174

We recorded $15,849,829 in costs of revenue for the six months ended August 31, 2024, a decrease of $3,094,345 or 16%, compared to the six months ended August 31, 2023. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the six months ended August 31, 2024 was $982,917, a decrease of $1,521,166 or 61%, compared to the six months ended August 31, 2023. The significant decline in gross profit was primarily due to the higher margin product mix in the Telecommunication Product & Services segment during the prior period, particularly from our cloud business. In contrast, there were no contributions from the cloud business during the current six months, which typically generates higher margin.

Amortization & Depreciation

We recorded depreciation of $23,754 for fixed assets for the six months ended August 31, 2024, a decrease of $12,259 or 34%, compared to the six months ended August 31, 2023.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023
Accounting	$59,257	$70,299
Consulting	$786,066	$844,886
Entertainment	$127,600	$149,912
IT	$33,751	$59,170
Rent	$66,940	$73,592
Salaries & Wages	$1,233,589	$967,999
Technical Fee	$95,241	$72,594
Travelling	$163,457	$110,553
Others	$863,912	$647,341
Total G&A Expenses	$3,429,813	$2,996,346

We recorded $3,429,813 in general and administrative expenses for the six months ended August 31, 2024, an increase of $433,467 or 14%, compared to six months ended August 31, 2023. The increase encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023
Marketing Cost	$134,106	$51,596

We recorded $134,106 in marketing cost for the six months ended August 31, 2024, being an increase of $82,510 or 160%, compared to the six months ended August 31, 2023. The majority of these marketing costs were incurred in promoting our newly launched Da Ge App platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023
Research & Development	$359,266	$349,055

We incurred fees of $359,266 in research & development for the six months ended August 31, 2024, as compared to $349,055 for the six months ended August 31, 2023. The increase of $10,211 or 3% was due to the data access and usage fee charged by telecommunications companies.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the six months ended
	August 31, 2024	August 31, 2023
Share compensation expenses	$403,233	$450,879

We incurred fees of $403,233 in share issuance for consultants in consideration of the services which have been provided to the company for the six months ended August 31, 2024, as compared to $450,879 for the six months ended August 31, 2023. The decrease of $47,646 or 11% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $4,350,172 in operating expenses for the six months ended August 31, 2024, as compared to $3,883,889 in operating expenses for the six months ended August 31, 2023. The increase of $466,283 or 12%, for the six months ended August 31, 2024, is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $3,344,133 for the six months ended August 31, 2024, and $1,399,552 for the six months ended August 31, 2023. The increase in net loss attributable to the Company’s shareholders of $1,944,581 or 139% resulted primarily from the reduced revenue and gross profit as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of August 31, 2024 and February 29, 2024:

	As at August 31, 2024	As at February 29, 2024
Cash and cash equivalents	$810,284	$1,517,232
Working capital	$9,708,861	$11,971,003

At August 31, 2024, we had cash and cash equivalents of $810,284, as compared to cash and cash equivalents of $1,517,232 at February 29, 2024. Our mobile payment business model necessitates periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, our expansion into the cloud-based business, which features a longer collection cycle, has led to an increase in accounts receivable and consequently, a greater strain on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. We believe that our cash on hand and cash equivalents, along with our revenues from operations, will fund our core operations and repay our outstanding indebtedness for at least the next 12 months. However, we anticipate the need for additional capital to support the rollout of our Command & Communication business as well for more continued growth, increasing our deposits with telecommunication entities will be crucial. To support all these, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We may also explore entering into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to support the rollout of our Command & Communication business and increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

We did, however, as of August 31, 2024, receive $1,605,000 in subscription proceeds to purchase 1,070,000 shares of our common stock at $1.50 per share on a private placement basis. When we issue the shares pursuant to the subscription agreements, we intend to rely upon the exemption from the registration requirements of the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the six months ended
	August 31, 2024	August 31, 2023
Net cash used in operating activities	$(2,904,172)	$(4,874,162)
Net cash used in investing activities	$(1,741)	$(372)
Net cash provided by (used in) financing activities	$2,629,688	$(295,333)
Effect of exchange rates on cash & cash equivalents	$(430,723)	$(27,095)
Net increase (decrease) in cash and cash equivalents	$(706,948)	$(5,196,962)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $1,969,990 in the six months ended August 31, 2024 compared to the six months ended August 31, 2023, primarily due to an increase in account receivable of ($12,209,223) (August 31, 2023: ($7,292,931)) and increase in prepayment and deposit of ($22,226) (August 31, 2023: $329,727); offset by decrease in other receivable of $527,972 (August 31, 2023: ($2,067,397)), increase in accounts payable of $10,002,702 (August 31, 2023: $5,327,561), increase in accrual and other payable of $1,369,869 (August 31, 2023: ($434,852)) and increase in lease liability of $11,448 (August 31, 2023: ($2,673)).

Cash Flow used in Investing Activities

During the six months ended August 31, 2024, net cash used in investing activities increased by $1,369 compared to $372 in the six months ended August 31, 2023.

Cash Flow provided by Financing Activities

During the six months ended August 31, 2024, net cash provided by financing activities was $2,629,688 compared to net cash used by financing activities during the six months ended August 31, 2023 of $295,333. The increase was due to the receipt of subscription proceeds to purchase 1,070,000 shares of our common stock at $1.50 per share on a private placement basis and short-term loan facility of SGD$1,370,000.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On September 4, 2024, the remaining SGD$500,000 of the SGD$1,500,000 Loan has been fully drawn upon by our wholly owned subsidiary, Finger Motion Company Limited.

On October 11, 2024, we issued 1,095,000 shares of common stock to 15 individuals due to the closing of our private placement at $1.50 per share for gross proceeds of $1,642,500. In connection with the closing of the private placement, we paid cash finder’s fees of an aggregate of $158,000 to three individuals.

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

Based on such evaluation of our disclosure controls and procedures as of August 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of August 31, 2024. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of August 31, 2024, were not effective.

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

Notwithstanding the assessment that our ICFR was not effective as of August 31, 2024 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $3.3 million during the six-month period ended August 31, 2024 and net losses of approximately $3.8 million, $7.5 million and $4.9 million for the years ended February 29, 2024, 2023 and 2022, respectively. At August 31, 2024 and February 29, 2024, we had an accumulated deficit of approximately $31.8 million and $28.4 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfil our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

Our concentration of earnings from two telecommunications companies may have a material adverse effect on our financial condition and results of operations.

We currently derive a substantial amount of our total revenue through contracts secured with China Unicom and China Mobile. If we were to lose the business of one or both of these mobile telecommunications companies, if either were to fail to fulfil its obligations to us, if either were to experience difficulty in paying rebates to us on a timely basis, if either negotiated lower pricing terms, or if either increased the number of licensed payment portals it permits to process its payments, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Additionally, we cannot guarantee that the volume of revenue we earn from China Unicom and China Mobile will remain consistent going forward. Any substantial change in our relationships with either China Unicom or China Mobile, or both, whether due to actions by our competitors, regulatory authorities, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

We will require additional funding to support our business growth.

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the total variety of mobile services provided in China. On February 1, 2022, the Xinhua News Agency reported that the combined business revenue in the telecom sector rose 8% year on year to about USD232.43 billion in 2021, with the growth rate up 4.1 percentage points from 2020, according to the PRC Ministry of Industry and Information Technology. For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will need to raise additional capital to materially increase the amounts of these deposits with the Telecoms and to support the rollour of our Command & Communications business. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

Recently there have been heightened tensions in international economic relations, such as the one between the United States and China. Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the PRC central government and the executive orders issued by the U.S. government in November 2020 that prohibit certain transactions with certain China-based companies and their respective subsidiaries. Rising political tensions could reduce levels of trade, investments, technological exchanges, and other economic activities between the two major economies. Such tensions between the United States and China, and any escalation thereof, may have a negative impact on the general, economic, political, and social conditions in China and, in turn, adversely impacting our business, financial condition, and results of operations. Regulations were introduced which includes but not limited to Article 177 of the PRC Securities Law which states that overseas securities regulatory authorities shall not carry out an investigation and evidence collection activities directly in China without the consent of the securities regulatory authority of the State Council and the relevant State Council department(s). It further defines that no organization or individual shall provide the documents and materials relating to securities business activities to overseas parties arbitrarily. With this regulation in force, it may result in delays by the Company to fulfil any request to provide relevant documents or materials by the regulatory authorities or in the worst-case scenario that the Company would not be able to fulfil the request if the approval from the regulatory authority of the State Council and the relevant State Council department(s) were rejected.

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

Recent statements by the PRC government indicate an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. On February 17, 2023, the CSRC promulgated Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall be subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfil filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

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

On February 17, 2023, the CSRC promulgated the Overseas Listing Trial Measures and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall be subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfil filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

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

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfils its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in our Annual Report on Form 10-K for the years ended February 28, 2023 and 2022, was issued by Centurion ZD CPA & Co., an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB previously determined that the PCAOB is unable to conduct inspections or investigate auditors. However, on December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations. Should the PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

In June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa), however, on September 10, 2024 we changed our auditor to CT International LLP based in San Francisco, CA, and, as a result, we do not expect to be required to comply with the submission or disclosure requirements in our annual report covering the fiscal year ended February 28, 2025. As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2024, we issued an aggregate of 1,095,000 shares of common stock at a price of $1.50 per share to 15 individuals due to the closing of our private placement at $1.50 per share for aggregate gross proceeds of $1,642,500. We relied upon the exemption from registration under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the shares to the 15 individuals who were non-U.S. persons as the securities were issued to the individuals through offshore transactions where were negotiated and consummated outside the United States.

In connection with the closing of the private placement, we paid cash finder’s fees of an aggregate of $158,000 to three individuals.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

On July 18, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement (the “Loan Agreement”) with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$1,500,000 (the “Loan”) to the Borrower for working capital purposes. As of the date hereof, the full amount of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.50% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month. The Loan Agreement contains undertakings and covenants of the Borrower whereby the Borrower shall not, without the prior written consent of the Lender (which consent shall not be unreasonably withheld) (i) effect any form or reconstruction or amalgamation by way of a scheme of arrangement or otherwise nor approve, permit or suffer any substantial change of ownership or transfer of any substantial part of its issued capital, (ii) make any loan or advance or extend credit to any person or entity or issue or enter into any guidance or indemnity or otherwise become directly, indirectly or contingently liable for the obligations of any other person or entity except in the ordinary course of business, (iii) sell, lease, license alienate, transfer, assign or otherwise dispose of the whole or any part of the undertaking, property or assets whatsoever and wheresoever situate present or future of the Borrower except in the ordinary course of business, or (iv) amend or alter any provisions in its Memorandum or Articles of Association or such other equivalent constitutional documents to change its objects, borrowing or charging powers in such a manner so as to adversely affect the ability of the Borrower to perform or comply with any one or more of its obligations under the Loan Agreement.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Loan Agreement, which is filed Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

During our fiscal quarter ended August 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

10.1(*)(†)	Loan Agreement between Finger Motion Company Limited and Dr. Liew Yow Ming, dated July 18, 2024.

31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith
(**)	Furnished herewith
(†)	Portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: October 15, 2024	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director