Form 10-Q
period 2024-11-30
FingerMotion, Inc.
filed 2025-01-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 57,141,186 shares of common stock outstanding as of January 10, 2025.

FINGERMOTION, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended November 30, 2024

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.

Condensed Consolidated Balance Sheets

	November 30,	February 29,
	2024	2024
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$164,600	$1,517,232
Accounts receivable	26,383,266	9,153,692
Inventories	31,096	—
Prepayment and deposit	4,108,183	5,538,401
Other receivables	1,058,368	2,515,593
Total Current Assets	31,745,513	18,724,918
Non-current Assets
Equipment	27,334	45,706
Intangible assets	14,916	30,456
Right-of-use asset	154,570	13,734
Total Non-Current Assets	196,820	89,896

TOTAL ASSETS	$31,942,333	$18,814,814

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$18,433,571	$5,153,359
Accrual and other payables	2,172,447	1,595,760
Loan payable - shareholders	1,596,806	—
Lease liability, current portion	116,081	4,796
Total Current Liabilities	22,318,905	6,753,915
Non-current Liabilities
Lease liability, non-current portion	39,933	—
Total Non-Current Liabilities	39,933	—

TOTAL LIABILITIES	$22,358,838	$6,753,915

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 53,807,850 shares and 52,545,350 issued and outstanding at November 30, 2024 and February 29, 2024 respectively	5,381	5,254

Additional paid-in capital	42,304,746	40,292,778

Additional paid-in capital - stock options	1,656,321	1,037,276

Accumulated deficit	(33,453,767)	(28,448,833)

Accumulated other comprehensive income	(881,811)	(782,362)

Stockholders’ equity before non-controlling interests	9,630,870	12,104,113

Non-controlling interests	(47,375)	(43,214)

TOTAL SHAREHOLDERS’ EQUITY	9,583,495	12,060,899

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,942,333	$18,814,814

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Revenue	$8,534,079	$6,140,146	$25,366,825	$27,588,403
Cost of revenue	(8,090,509)	(5,502,151)	(23,940,338)	(24,446,325)

Gross profit	443,570	637,995	1,426,487	3,142,078

Amortization & depreciation	(11,561)	(17,525)	(35,315)	(53,538)
General & administrative expenses	(1,579,619)	(2,256,185)	(4,997,452)	(5,252,531)
Marketing cost	(140,478)	(40,963)	(274,584)	(92,559)
Research & development	(146,735)	(176,119)	(506,001)	(525,174)
Stock compensation expenses	(179,284)	(108,213)	(582,517)	(559,092)

Total operating expenses	(2,057,677)	(2,599,005)	(6,395,869)	(6,482,894)

Net loss from operations	(1,614,107)	(1,961,010)	(4,969,382)	(3,340,816)

Other income (expense):
Interest income	4,270	12,578	36,511	49,425
Interest expense	(67,325)	—	(95,903)	(121,451)
Exchange gain (loss)	(261)	448	12,132	(1,580)
Other income	14,768	2,181	19,584	69,705
Total other income (expense)	(48,548)	15,207	(27,676)	(3,901)

Net loss before income tax	$(1,662,655)	$(1,945,803)	$(4,997,058)	$(3,344,717)
Income tax expenses	(57)	—	(12,037)	—
Net loss	$(1,662,712)	$(1,945,803)	$(5,009,095)	$(3,344,717)

Less: Net profit (loss) attributable to the non-controlling interest	(1,911)	(1,460)	(4,161)	(822)

Net loss attributable to the Company’s shareholders	$(1,660,801)	$(1,944,343)	$(5,004,934)	$(3,343,895)

Other comprehensive income:
Foreign currency translation adjustments	(274,666)	252,155	(99,449)	(271,579)
Comprehensive loss	$(1,935,467)	$(1,692,188)	$(5,104,383)	$(3,615,474)
Less: Comprehensive loss attributable to non-controlling interest	(181)	221	(1,064)	(23)
Comprehensive loss attributable to the Company	$(1,935,286)	$(1,692,409)	$(5,103,319)	$(3,615,451)

NET PROFIT (LOSS) PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.04)	$(0.09)	$(0.06)
Loss Per Share - Diluted	$(0.03)	$(0.04)	$(0.09)	$(0.06)

NET PROFIT (LOSS) PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.04)	$(0.09)	$(0.06)
Loss Per Share - Diluted	$(0.03)	$(0.04)	$(0.09)	$(0.06)

Weighted Average Common Shares Outstanding - Basic	53,326,531	52,527,382	52,898,259	52,044,125
Weighted Average Common Shares Outstanding - Diluted	53,326,531	52,527,382	52,898,259	52,044,125

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024	52,545,350	5,254	40,292,778	1,037,276	(28,448,833)	(782,362)	12,104,113	(43,214)	12,060,899

Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Additional paid-in capital – stock options	—	—	—	196,344	—	—	196,344	—	196,344
Accumulated other comprehensive income	—	—	—	—	—	(64,999)	(64,999)	—	(64,999)
Net loss	—	—	—	—	(1,655,904)	—	(1,655,904)	72	(1,655,832)

Balance at May 31, 2024	52,712,850	5,271	40,662,355	1,233,620	(30,104,737)	(847,361)	10,949,148	(43,142)	10,906,006

Additional paid-in capital – stock options	—	—	—	422,701	—	—	422,701	—	422,701
Accumulated other comprehensive income	—	—	—	—	—	240,216	240,216	—	240,216
Net loss	—	—	—	—	(1,688,229)	—	(1,688,229)	(2,322)	(1,690,551)

Balance at August 31, 2024	52,712,850	5,271	40,662,355	1,656,321	(31,792,966)	(607,145)	9,923,836	(45,464)	9,878,372

Common stock issued for cash	1,095,000	110	1,642,391	—	—	—	1,642,501	—	1,642,501
Accumulated other comprehensive income	—	—	—	—	—	(274,666)	(274,666)	—	(274,666)
Net loss	—	—	—	—	(1,660,801)	—	(1,660,801)	(1,911)	(1,662,712)

Balance at November, 2024	53,807,850	5,381	42,304,746	1,656,321	(33,453,767)	(881,811)	9,630,870	(47,375)	9,583,495

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300

Common stock issued for cash	20,000	2	59,998	—	—	—	60,000	—	60,000
Common stock issued for professional service	70,000	7	124,243	—	—	—	124,250	—	124,250
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Accumulated other comprehensive income	—	—	—	—	—	413,808	413,808	—	413,808
Net profit (loss)	—	—	—	—	(1,265,471)	—	(1,265,471)	1,209	(1,264,262)

Balance at May 31, 2023	51,988,030	5,199	39,273,122	632,664	(25,956,785)	22,116	13,976,316	12,493	13,988,809

Common stock issued for cash	260,000	26	779,974	—	—	—	780,000	—	780,000
Common stock issued for professional service	12,500	1	30,821	—	—	—	30,822	—	30,822
Cashless exercise of warrants	121,422	12	(12)	—	—	—	—	—	—
Additional paid-in capital – stock options	—	—	—	483,086	—	—	483,086	—	483,086
Accumulated other comprehensive income	—	—	—	—	—	(937,542)	(937,542)	—	(937,542)
Net loss	—	—	—	—	(134,081)	—	(134,081)	(571)	(134,652)

Balance at August 31, 2023	52,381,952	5,238	40,083,905	1,115,750	(26,090,866)	(915,426)	14,198,601	11,922	14,210,523

Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	72,500	7	130,408	—	—	—	130,415	—	130,415
Deemed net-stock exercise of options	90,898	9	78,465	(78,474)	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	252,155	252,155	—	252,155
Net loss	—	—	—	—	(1,944,343)	—	(1,944,343)	(1,460)	(1,945,803)

Balance at November, 2023	52,545,350	5,254	40,292,778	1,037,276	(28,035,209)	(663,271)	12,636,828	10,462	12,647,290

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30,	November 30,
	2024	2023
Net loss	$(5,009,095)	$(3,344,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	988,639	927,372
Amortization and depreciation	35,315	53,538

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,296,795)	(5,072,577)
(Increase) decrease in prepayment and deposit	1,390,794	(1,113,267)
(Increase) decrease in other receivables	1,438,128	(2,161,319)
(Increase) decrease in inventories	(31,096)	—
Increase (decrease) in accounts payable	13,319,337	3,864,745
Increase (decrease) in accrual and other payables	567,593	(102,182)
Increase (decrease) in due to lease liability	10,314	(4,618)
Net cash provided by (used in) operating activities	(4,586,866)	(6,953,025)

Cash flows from investing activities
Purchase of equipment	(1,705)	(379)
Net cash provided by (used in) investing activities	(1,705)	(379)

Cash flows from financing activities
Proceed from loan payable	1,596,806	—
Repayment of convertible note	—	(1,135,333)
Common stock issued for cash	1,642,500	840,000
Net cash provided by (used in) financing activities	3,239,306	(295,333)

Effect of exchange rates on cash and cash equivalents	(3,367)	(56,939)

Net change in cash	(1,352,632)	(7,305,676)

Cash at beginning of period	1,517,232	9,240,241

Cash at end of period	$164,600	$1,934,565

Major non-cash transactions:
Conversion of loan payables to shares	$—	$1,682,713

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of November 30, 2024 and February 29, 2024:

Assets and liabilities of the VIE

	November 30, 2024	February 29, 2024
	(unaudited)
Current assets	$8,567,626	$10,578,657
Non-current assets	177,762	53,109
Total assets	$8,745,389	$10,631,766

Current liabilities	$8,836,742	$9,654,896
Non-current liabilities	39,933	—
Total liabilities	$8,876,675	$9,654,896

Assets and liabilities of the VIE Subsidiary

	November 30, 2024	February 29, 2024
	(unaudited)
Current assets	$21,284,868	$4,826,781
Non-current assets	5,328	6,088
Total assets	$21,290,196	$4,832,869

Current liabilities	$26,019,060	$9,181,719
Non-current liabilities	—	—
Total liabilities	$26,019,060	$9,181,719

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Nine Months Ended November 30, 2024	For the Nine Months Ended November 30, 2023
	(unaudited)	(unaudited)
Revenue	$4,375,824	$18,952,973
Cost of revenue	(3,613,533)	(17,165,083)
Gross profit	$762,291	$1,787,890

Amortization and depreciation	(17,721)	(18,947)
General and administrative expenses	(1,559,299)	(1,672,860)
Marketing cost	(91,849)	(16,193)
Research & development	(257,022)	(244,859)
Total operating expenses	$(1,925,891)	$(1,952,859)

Net profit (loss) from operations	$(1,163,600)	$(164,969)

Interest income	36,387	48,931
Other income	18,273	69,352
Total other income	$54,660	$118,283

Tax expense	—	—
Net profit (loss)	$(1,108,940)	$(46,686)

Operating Result of VIE Subsidiaries

	For the Nine Months Ended November 30, 2024	For the Nine Months Ended November 30, 2023
	(unaudited)	(unaudited)
Revenue	$20,991,002	$7,573,286
Cost of revenue	(20,326,805)	(7,281,242)
Gross profit	$664,197	$292,044

Amortization and depreciation	(719)	(726)
General and administrative expenses	(819,258)	(235,617)
Marketing cost	(182,735)	(76,367)
Research & development	(66,580)	(62,213)
Total operating expenses	$(1,069,292)	$(374,923)

Net profit (loss) from operations	$(405,095)	$(82,879)

Interest income	23	356
Other income	1,000	353
Total other income	$1,023	$709

Tax expense	(12,037)	—
Net profit (loss)	$(416,109)	$(82,170)

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $33,453,767 and $28,448,833 as at November 30, 2024 and February 29, 2024, respectively, and had a net loss of $5,009,095 and $3,344,717 for the nine months ended November 30, 2024 and 2023, respectively.

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

Note 4 - Revenue

We recorded $25,366,825 and $27,588,403 in revenue, respectively, for the nine months ended November 30, 2024 and 2023.

	For the nine months ended
	November 30, 2024	November 30, 2023
	(unaudited)	(unaudited)
Telecommunication Products & Services	$17,125,936	$27,332,154
SMS & MMS Business	8,212,021	24,213
Command & Communication	28,868	—
Big Data	—	232,036
	$25,366,825	$27,588,403

Note 5 – Equipment

At November 30, 2024 and February 29, 2024, the company has the following amounts related to equipment:

	November 30, 2024	February 29, 2024
	(unaudited)
Equipment	$102,086	$117,961
Less: accumulated depreciation	(74,752)	(72,255)
Net equipment	$27,334	$45,706

No significant residual value is estimated for the equipment. Depreciation expense for the nine months ended November 30, 2024 and 2023 totalled $19,893 and $23,231, respectively.

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At November 30, 2024 and February 29, 2024, the company has the following amounts related to intangible assets:

	November 30, 2024	February 29, 2024
	(unaudited)
Licenses	$—	$200,000
Mobile applications	203,130	204,684
	203,130	404,684
Less: accumulated amortization	(147,169)	(333,183)
Impairment of intangible assets	(41,045)	(41,045)
Net intangible assets	$14,916	$30,456

No significant residual value is estimated for these intangible assets. Amortization expense for nine months ended November 30, 2024 and 2023 totalled $15,422 and $30,307, respectively.

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

	November 30, 2024	February 29, 2024
	(unaudited)
Deposit	$3,680,467	$5,192,533
Prepayment	427,716	345,868
	$4,108,183	$5,538,401

Note 8 – Other Receivables

At November 30, 2024 and February 29, 2024, the company has the following amounts related to other receivables:

	November 30, 2024	February 29, 2024
	(unaudited)
Other receivables represent:
Advances to suppliers	$256,390	$1,491,348
Security deposit	789,751	1,015,489
Others	12,227	8,756
Other receivables	$1,058,368	$2,515,593

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 9 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2024.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	November 30, 2024	February 29, 2024
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$154,570	$13,734

Lease liability
Current lease liability	$116,081	$4,796
Non-current lease liability	39,933	—
Total lease liability	$156,014	$4,796

Remaining lease term and discount rate	November 30, 2024
Weighted-average remaining lease term	17 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of November 30, 2024:

2024	$120,987
Thereafter	40,329
Less: imputed interest	(5,302)
$156,014

Note 10 - Convertible Note Payable

A Note Payable having a Face Value of $730,000 at May 1, 2022 and accruing interest at 20% was due on April 30, 2023. The note was convertible anytime from the date of issuance into $0.0001 par value Common Stock at $4.00 per share.

On April 28, 2023, the Company repaid the Note Payable of $730,000.

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

As of November 30, 2024 there were 53,807,850 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at November 30, 2024, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2023	2,287,480	$3.32
Exercised	(20,000)	$3.00
Expired	(188,500)	$2.00
Exercised	(260,000)	$3.00
Expired	(1,137,668)	$3.00
Cashless Exercised	(168,000)	$1.75
Expired	(475,000)	$5.00
Balance, November 30, 2024	38,312	$7.82

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

On September 19, 2024, 350,000 stock purchase warrants having an exercise price of $5.00 per share expired.

On October 1, 2024, 125,000 stock purchase warrants having an exercise price of $5.00 per share expired.

A summary of share purchase warrants outstanding and exercisable as at November 30, 2024 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$8.22	28,312	0.93	November 4, 2025
$6.70	10,000	0.98	November 21, 2025
$7.82	38,312

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2024	February 29, 2024
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	2.08	2.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2024	February 29, 2024
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	3.66	4.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

A continuity schedule of outstanding stock options as at November 30, 2024, and the changes during the nine months periods, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 29, 2024	6,039,100	$4.18
Cancelled/Forfeited	—	—
Balance, November 30, 2024	6,039,100	$4.18

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	November 30, 2024	February 29, 2024
Number of Options Exercised on Forfeiture Basis	—	89,502
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	89,502

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	90,898
Total Number of Shares Issued Upon Exercise of Options	—	90,898

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at November 30, 2024, and the changes during the nine months periods, is as follows:

	Number of Unvested	Weighted Average Grant Date
	Stock Options	Fair Value
Balance, February 29, 2024	3,547,200	$5.34
Vested – July 28, 2024	(529,700)	$4.58
Balance, November 30, 2024	3,017,500	$5.47

As at November 29, 2024, the aggregate intrinsic value of all outstanding stock options granted was estimated at $0 as the current price as of November 29, 2024 is $2.04, which is lower than the strike price of all outstanding options.

A summary of stock options outstanding and exercisable as at November 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at November 30, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at November 30, 2024	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$7.00 to $9.00	3,390,600	$3.84	2.08	1,962,200	$3.84	2.08
$4.00 to $5.00	2,648,500	$4.62	3.66	1,059,400	$4.62	3.66
	6,039,100			3,021,600

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 12 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the nine months ended
	November 30, 2024	November 30, 2023
Numerator - basic and diluted
Net Loss	$(5,009,095)	$(3,344,717)
Denominator
Weighted average number of common shares outstanding —basic	52,898,259	52,044,125
Weighted average number of common shares outstanding —diluted	52,898,259	52,044,125
Loss per common share — basic	$(0.09)	$(0.06)
Loss per common share — diluted	$(0.09)	$(0.06)

Note 13 - Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2024 and 2023.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2024 and 2023.

The People’s Republic of China (PRC)

JiuGe Management, JiuGe Technology, Beijing XunLian, Shanghai TengLian JiuJiu and Shanghai KeShunXiang were incorporated in the People’s Republic of China and subject to PRC income tax at 25%.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2024 and 2023 are as follows:

	For the nine months ended
	November 30, 2024	November 30, 2023
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 13 - Income Taxes (continued)

At November 30, 2024 and February 29, 2024, the Company has a deferred tax asset of $2,893,532 and $939,380, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. At November 30, 2024 and February 29, 2024, the valuation allowance was $2,893,532 and $939,380, respectively.

	November 30, 2024	February 29, 2024
	(unaudited)
Deferred tax asset from operating losses carry-forwards	$2,893,532	$939,380
Valuation allowance	(2,893,532)	(939,380)
Deferred tax asset, net	$—	$—

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

Note 15 – Loan Payable - shareholders

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

On July 18, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$1,500,000 (the “Loan”) to the Borrower for working capital purposes. As of September 4, 2024, the full amount of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.50% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month.

On November 4, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement (the “Loan Agreement”) with Rita Chou Phooi Har (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$250,000 (the “Loan”) to the Borrower for working capital purposes. As of November 7, 2024, the full amount of the Loan has been drawn upon by the Borrower. The Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.67% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year, and is payable on a monthly basis on or before the last day of each successive month.

FINGERMOTION, INC.

Nine months ended November 30, 2024 and 2023

Notes to the Condensed Consolidated Financial Statements

Note 16 - Subsequent Events

On December 3, 2024, following the resignation of Mr. Chan as a director of the Company creating a vacancy on each of the Board’s audit committee and the compensation committee, the Board appointed Hsien Loong Wong as a member of the audit committee of the Board and appointed Yew Poh Leong as the chair of the audit committee of the Board. In addition, the Board appointed Eng Ho Ng as a member of the compensation committee of the Board.

On December 16, 2024, the Company and Univest Securities, LLC mutually agreed to terminate the At-the-Market Issuance Sales Agreement, dated September 11, 2023, between the Company and Univest, effective December 16, 2024.

On December 20, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), which provided for the issuance and sale, in a registered direct offering by the Company of (i) 3,333,336 shares of its common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants (the “Common Warrants”) to purchase up to an aggregate of 5,000,004 shares of its common stock (the “Offering”) at a combined purchase price of $1.50 per share and one and one-half Common Warrants.

Each share of Common Stock was offered together with one and one-half Common Warrants, with each whole Common Warrant to purchase one share of Common Stock. The Common Warrants have an exercise price of $1.50 per share of Common Stock. The Common Warrants are exercisable upon issuance and expire five years from the date of issuance. The exercise price of the Common Warrants is subject to adjustment for share dividend, share splits, share combinations and similar capital transactions, as further described in the Common Warrants. In addition, the exercise price of the Common Warrants is subject to reduction in the event of certain Common Stock and Common Stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the Common Warrants then in effect. Furthermore, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving our common stock (each, a “Share Combination Event”) and the lowest daily volume weighted average price during the period commencing five consecutive trading days immediately preceding and ending immediately after the five consecutive trading days beginning on the date of such Share Combination Event, is less than the exercise price of the Common Warrants then in effect, then the exercise price of the Common Warrants will be reduced to the lowest daily volume weighted average price during such period.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers, and customary indemnification rights and obligations of the parties. In addition, the Purchase Agreement includes a participation right in favor of the Purchasers under which the Purchasers will be entitled, for a period of one year following closing, to participate in future equity financings of the Company up to a participation rate of a maximum of 40% of such offering. The Company has agreed not to enter into or complete certain equity financings, subject to certain agreed exemptions, for a 60 day period from the date of closing of the Offering. In addition, the Company has agreed not to enter into any “Variable Rate Transactions”, as defined in the Purchase Agreement, for a period of six months following closing of the Offering, provided that the Company is entitled to proceed with an “at-the-market offering” after the expiry of the initial 60 day period following closing. Certain directors, officers and 10% stockholders of the Company also entered into lock-up agreements in connection with the Offering under which they have agreed not to sell or transfer any of their equity securities in the Company for a period of 60 days, subject to certain customary exceptions.

In connection with the Offering, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) on December 20, 2024 with Roth Capital Partners, LLC (the “Placement Agent”), as the exclusive placement agent in connection with the Offering. As compensation to the Placement Agent, the Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised in the Offering and issued to the Placement Agent a placement agent warrant to purchase up to 250,000 shares of Common Stock at an exercise price of $1.88 per share (the “Placement Agent Warrant”) for a term of five years from the date of commencement of sales in the Offering. The Placement Agent Warrant includes adjustment provisions equivalent to the adjustment provisions provided to the Purchasers under the Common Warrants, as described above. In addition, the Company has agreed to pay the Placement Agent up to $110,000 for its expenses.

The shares of Common Stock, the Common Warrants and the Placement Agent Warrants described above and the shares of Common Stock underlying each of the Common Warrants and the Placement Agent Warrant were offered and sold pursuant to the Registration Statement on Form S-3 (File No. 333-274456), which was declared effective by the Securities and Exchange Commission on September 29, 2023 (the “Registration Statement”). The Company filed a prospectus supplement to the base prospectus incorporated in the Registration Statement with the SEC on December 23, 2024 in connection with the Offering, which closed on December 23, 2024.

The Company received net proceeds of approximately $4.44 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the fees and expenses of the Placement Agent.

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the nine months ended November 30, 2024, and our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 29, 2024, our most recently completed year end, to November 30, 2024, and our results of operations for the three and nine months ended November 30, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

On November 29, 2024, Michael Chan resigned as a director of the Company.

Results of Operations

Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023
Revenue	$8,534,079	$6,140,146
Cost of revenue	$(8,090,509)	$(5,502,151)
Total operating expenses	$(2,057,677)	$(2,599,005)
Total other income (expenses)	$(48,548)	$15,207
Net loss attributable to the Company’s shareholders	$(1,660,801)	$(1,944,343)
Foreign currency translation adjustment	$(274,666)	$252,155
Comprehensive loss attributable to the Company	$(1,935,286)	$(1,692,409)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.04)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.04)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023	Change (%)
Telecommunication Products & Services	$8,489,622	$6,126,662	39%
SMS & MMS Business	$44,457	$7,900	463%
Command & Communication	$—	$—	—
Big Data	$—	$5,584	-100%
Total Revenue	$8,534,079	$6,140,146	39%

We recorded $8,534,079 in revenue for the three months ended November 30, 2024, an increase of $2,393,933 or 39%, compared to the three months ended November 30, 2023. This increase resulted from an increase in revenue of $2,362,960 and $36,557 from our Telecommunication Products & Services and SMS & MMS businesses, respectively; offset by decreases in revenue of $5,584 from our Big Data business. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the three months ended November 30, 2024, revenue contribution came mainly from the Telecommunication Products & Services segment. In shifting focus to our Big Data business since FY2021, we forged an alliance and collaborative partnerships with two key reinsurance companies, Pacific Life Re and Munich Re, which enabled us to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal of applying new insights generated from our predictive model to the traditional insurance industry and extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market. Our goal is to create value for both insurers and end consumers by driving technological advancements, improving product offerings, and enhancing customer experiences. After successfully executing joint initiatives with Munich Re, we are now actively working on promoting our data capabilities to customers.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023
Telecommunication Products & Services	$8,049,278	$5,494,641
SMS & MMS Business	$41,231	$7,510
Command & Communication	$—	$—
Big Data	$—	$—
Total Cost of Revenue	$8,090,509	$5,502,151

We recorded $8,090,509 in costs of revenue for the three months ended November 30, 2024, an increase of $2,588,358 or 47%, compared to the three months ended November 30, 2023. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended November 30, 2024 was $443,570, a decrease of $194,425 or 30%, compared to the three months ended November 30, 2023. The decrease in gross profit was primarily due to the higher margins realized from the Cloud business segment under the Telecommunication Product & Services during the prior period. In contrast, the current period’s product mix resulted in a lower gross profit generated from recharge services revenue.

Amortization & Depreciation

We recorded depreciation of $11,561 for fixed assets for the three months ended November 30, 2024, a decrease of $5,964 or 34%, compared to the three months ended November 30, 2023.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023
Accounting	$185,352	$49,342
Consulting	$224,664	$800,001
Entertainment	$86,751	$74,724
IT	$12,048	$11,535
Rent	$33,140	$34,949
Salaries & Wages	$616,996	$501,396
Technical Fee	$24,195	$34,853
Travelling	$100,538	$85,373
Others	$295,935	$664,012
Total G&A Expenses	$1,579,619	$2,256,185

We recorded $1,579,619 in general and administrative expenses for the three months ended November 30, 2024, a decrease of $676,566 or 30%, compared to the three months ended November 30, 2023. The expenses encompass a range of costs integral to the Company’s ongoing operational and administrative requirements; which include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023
Marketing Cost	$140,478	$40,963

We recorded $140,478 in marketing cost for the three months ended November 30, 2024, being an increase of $99,515 or 243%, compared to the three months ended November 30, 2023. The majority of these marketing costs were incurred in promoting our newly launched Da Ge App platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023
Research & Development	$146,735	$176,119

We incurred fees of $146,735 in research & development for the three months ended November 30, 2024 as compared to $176,119 for the three months ended November 30, 2023. The decrease of $29,384 or 17% was due to the reduced data access and usage fee charged by telecommunications companies.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	November 30, 2024	November 30, 2023
Share compensation expenses	$179,284	$108,213

We incurred fees of $179,284 in share issuance for consultants in consideration of the services which have been provided to the Company for the three months ended November 30, 2024, as compared to $108,213 for the three months ended November 30, 2023. The increase of $71,071 or 66% was due to the engagement of consultants to the Company that were compensated with shares of our common stock.

Operating Expenses

We recorded $2,057,677 in operating expenses for the three months ended November 30, 2024, as compared to $2,599,005 in operating expenses for the three months ended November 30, 2023. The decrease of $541,328 or 21%, for the three months ended November 30, 2024, is as set forth above.

Net loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,660,801 for the three months ended November 30, 2024, and $1,944,343 for the three months ended November 30, 2023. The decrease in net loss attributable to the Company’s shareholders of $283,542 or 15%, is as discussed above.

Nine Months Ended November 30, 2024 Compared to the Nine Months Ended November 30, 2023

The following table sets forth our results of operations for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023
Revenue	$25,366,825	$27,588,403
Cost of revenue	$(23,940,338)	$(24,446,325)
Total operating expenses	$(6,395,869)	$(6,482,894)
Total other income (expenses)	$(27,676)	$(3,901)
Net loss attributable to the Company’s shareholders	$(5,004,934)	$(3,343,895)
Foreign currency translation adjustment	$(99,449)	$(271,579)
Comprehensive loss attributable to the Company	$(5,103,319)	$(3,615,451)
Basic Loss Per Share attributable to the Company	$(0.09)	$(0.06)
Diluted Loss Per Share attributable to the Company	$(0.09)	$(0.06)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023	Change (%)
Telecommunication Products & Services	$17,125,936	$27,332,154	-37%
SMS & MMS Business	$8,212,021	$24,213	33816%
Command & Communication	$28,868	$—	100%
Big Data	$—	$232,036	-100%
Total Revenue	$25,366,825	$27,588,403	-8%

We recorded $25,366,825 in revenue for the nine months ended November 30, 2024, a decrease of $2,221,578 or 8%, compared to the nine months ended November 30, 2023. This decrease resulted from increases in revenue of $8,187,808 and $28,868 from our SMS & MMS and Command & Communication businesses, respectively, offset by decreases in revenue of $10,206,218 and $232,036 from our Telecommunication Products & Services and Big Data businesses, respectively. We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the nine months ended November 30, 2024, our revenue remained primarily driven by our Telecommunication Products & Services segment, despite a decrease compared to the same period in 2023. The SMS & MMS business experienced a notable increase during this period, reflecting our ongoing efforts to optimize our business portfolio and allocate resources strategically. However, the overall revenue from recharge services for the nine months ended November, 2024 was lower than prior corresponding period, it continues to be the primary contributor to our overall perfomance. In shifting focus to our Big Data business, since FY2021, we forged an alliance and collaborative partnerships with two key reinsurance companies, Pacific Life Re and Munich Re, which enabled us to develop a holistic multi-faceted risk rating concept, leveraging the Company’s proprietary approach to analytics by drawing data from novel sources and filtering them through advance algorithms with the ultimate goal to apply new insights generated from our predictive model to the traditional insurance industry and extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market. Our goal is to create value for both insurers and end consumers by driving technological advancements, improving product offerings, and enhancing customer experiences. After successfully executing joint initiatives with Munich Re, we are now actively working on promoting our data capabilities to customers.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023
Telecommunication Products & Services	$16,221,173	$24,424,082
SMS & MMS Business	$7,691,030	$22,243
Command & Communication	$28,135	$—
Big Data	$—	$—
Total Cost of Revenue	$23,940,338	$24,446,325

We recorded $23,940,338 in costs of revenue for the nine months ended November 30, 2024, a decrease of $505,987or 2%, compared to the nine months ended November 30, 2023. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts to our customers and promotional expenses, which is reflected in our cost of revenue.

Gross profit

Our gross profit for the nine months ended November 30, 2024 was $1,426,487, a decrease of $1,715,591 or 55%, compared to the nine months ended November 30, 2023. The significant decline in gross profit was primarily due to the higher margin product mix in the Telecommunication Product & Services segment during the prior period, particularly from our cloud business. In contrast, there were no contributions from the cloud business during the current nine months, which typically generates higher margin.

Amortization & Depreciation

We recorded depreciation of $35,315 for fixed assets for the nine months ended November 30, 2024, a decrease of $18,223 or 34%, compared to the nine months ended November 30, 2023.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023
Accounting	$244,609	$119,641
Consulting	$1,010,730	$1,644,887
Entertainment	$214,351	$224,636
IT	$45,799	$70,705
Rent	$100,080	$108,541
Salaries & Wages	$1,850,585	$1,469,395
Technical Fee	$119,436	$107,447
Travelling	$263,995	$195,926
Others	$1,147,867	$1,311,353
Total G&A Expenses	$4,997,452	$5,252,531

We recorded $4,997,452 in general and administrative expenses for the nine months ended November 30, 2024, a decrease of $255,079 or 5%, compared to the nine months ended November 30, 2023. The decrease encompasses a range of costs integral to the Company’s ongoing operational and administrative requirements. The expenses include, but are not limited to, regulatory filings, professional services fees, ongoing funding activities, and other costs associated with adhering to both domestic and international operational standards and requirements.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023
Marketing Cost	$274,584	$92,559

We recorded $274,584 in marketing cost for the nine months ended November 30, 2024, being an increase of $182,025 or 197%, compared to the nine months ended November 30, 2023. The majority of these marketing costs were incurred in promoting our newly launched Da Ge App platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023
Research & Development	$506,001	$525,174

We incurred fees of $506,001 in research & development for the nine months ended November 30, 2024, as compared to $525,174 for the nine months ended November 30, 2023. The decrease of $19,173 or 4% was due to the data access and usage fee charged by telecommunications companies.

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

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the nine months ended
	November 30, 2024	November 30, 2023
Share compensation expenses	$582,517	$559,092

We incurred fees of $582,517 in share issuance for consultants in consideration of the services which have been provided to the Company for the nine months ended November 30, 2024, as compared to $559,092 for the nine months ended November 30, 2023. The increase of $23,425 or 4% was due to the engagement of consultants to the Company that were compensated with shares of our common stock. The rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company to allow the Company to use the cash to invest in revenue-generating activities.

Operating Expenses

We recorded $6,395,869 in operating expenses for the nine months ended November 30, 2024, as compared to $6,482,894 in operating expenses for the nine months ended November 30, 2023. The decrease of $87,025 or 1%, the nine months ended November 30, 2024, is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $5,004,934 for the nine months ended November 30, 2024, and $3,343,895 for the nine months ended November 30, 2023. The increase in net loss attributable to the Company’s shareholders of $1,661,039 or 50% resulted primarily from the reduced revenue and gross profit as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of November 30, 2024 and February 29, 2024:

	As at November 30, 2024	As at February 29, 2024
Cash and cash equivalents	$164,600	$1,517,232
Working capital	$9,426,608	$11,971,003

At November 30, 2024, we had cash and cash equivalents of $164,600, as compared to cash and cash equivalents of $1,517,232 at February 29, 2024. Our business model, particularly in mobile payment, requires periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, the expansion into areas such as cloud-based business, which features a longer collection cycle, as well as investments in other growth initiatives, has increased our accounts receivable and placed added pressure on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. We anticipate our cash on hand and cash equivalents, along with our revenues from operations, will support our ongoing operations and repayment of outstanding indebtedness in the near term. However, to sustain our growth and support strategic initiatives, including the rollout of our Command & Communication business and increase deposits with telecommunication companies, we will require additional capital. To support all these, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We may also explore entering into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity or debt securities, or both, in order to support the rollout of our Command & Communication business and increase our deposits with our telecommunications company clients, or if available, that such funding will be on terms acceptable to us.

On October 11, 2024, we closed a private placement of 1,095,000 shares of our common stock at a price of $1.50 per share for gross proceeds of $1,642,500, most of which subscription proceeds were received during the prior quarter ended August 31, 2024.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the nine months ended
	November 30, 2024	November 30, 2023
Net cash used in operating activities	$(4,586,866)	$(6,953,025)
Net cash used in investing activities	$(1,705)	$(379)
Net cash provided by (used in) financing activities	$3,239,306	$(295,333)
Effect of exchange rates on cash & cash equivalents	$(3,367)	$(56,939)
Net increase (decrease) in cash and cash equivalents	$(1,352,632)	$(7,305,676)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $2,366,159 in the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023, primarily due to an increase in account receivable of ($17,296,795) (November 30, 2023: ($5,072,577)) and increase in inventories ($31,096) (November 30, 2023 : nil); offset by decrease in prepayment and deposit of $1,390,794 (November 30, 2023: ($1,113,267)), decrease in other receivable of $1,438,128 (November 30, 2023: ($2,161,319)), increase in accounts payable of $13,319,337 (November 30, 2023: $3,864,745), increase in accrual and other payable of $567,593 (November 30, 2023: ($102,182)) and increase in lease liability of $10,314 (November 30, 2023: ($4,618)).

Cash Flow used in Investing Activities

During the nine months ended November 30, 2024, net cash used in investing activities increased by $1,326 compared to $379 in the nine months ended November 30, 2023 due to the purchase of equipment.

 Cash Flow provided by Financing Activities

During the nine months ended November 30, 2024, net cash provided by financing activities was $3,239,306 compared to net cash used by financing activities during the nine months ended November 30, 2023 of $295,333. The increase was due to the receipt of subscription proceeds to purchase 1,095,000 shares of our common stock at $1.50 per share on a private placement basis and short-term loan facilities of an aggregate of SGD$2,120,000.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On December 3, 2024, following the resignation of Michael Chan as a director of the Company creating a vacancy on each of the Board’s audit committee and the compensation committee, the Board appointed Hsien Loong Wong as a member of the audit committee of the Board and appointed Yew Poh Leong as the chair of the audit committee of the Board. In addition, the Board appointed Eng Ho Ng as a member of the compensation committee of the Board.

On December 16, 2024, we and Univest Securities, LLC mutually agreed effective December 16, 2024 to terminate the At-the-Market Issuance Sales Agreement, dated September 11, 2023.

On December 20, 2024, we entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), which provided for the issuance and sale, in a registered direct offering by us of (i) 3,333,336 shares of our Common Stock and (ii) Common Warrants to purchase up to an aggregate of 5,000,004 shares of our common stock (the “Offering”) at a combined purchase price of $1.50 per share and one and one-half Common Warrants.

Each share of Common Stock was offered together with one and one-half Common Warrants, with each whole Common Warrant to purchase one share of Common Stock. The Common Warrants have an exercise price of $1.50 per share of Common Stock. The Common Warrants are exercisable upon issuance and expire five years from the date of issuance. The exercise price of the Common Warrants is subject to adjustment for share dividend, share splits, share combinations and similar capital transactions, as further described in the Common Warrants. In addition, the exercise price of the Common Warrants is subject to reduction in the event of certain Common Stock and Common Stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the Common Warrants then in effect. Furthermore, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving our common stock (each, a “Share Combination Event”) and the lowest daily volume weighted average price during the period commencing five consecutive trading days immediately preceding and ending immediately after the five consecutive trading days beginning on the date of such Share Combination Event, is less than the exercise price of the Common Warrants then in effect, then the exercise price of the Common Warrants will be reduced to the lowest daily volume weighted average price during such period.

The Purchase Agreement contains customary representations and warranties and agreements of us and the Purchasers, and customary indemnification rights and obligations of the parties. In addition, the Purchase Agreement includes a participation right in favor of the Purchasers under which the Purchasers will be entitled, for a period of one year following closing, to participate in our future equity financings up to a participation rate of a maximum of 40% of such offering. We have agreed not to enter into or complete certain equity financings, subject to certain agreed exemptions, for a 60 day period from the date of closing of the Offering. In addition, we have agreed not to enter into any “Variable Rate Transactions”, as defined in the Purchase Agreement, for a period of six months following closing of the Offering, provided that we are entitled to proceed with an “at-the-market offering” after the expiry of the initial 60 day period following closing. Certain of our directors, officers and 10% stockholders also entered into lock-up agreements in connection with the Offering under which they have agreed not to sell or transfer any of their equity securities in us for a period of 60 days, subject to certain customary exceptions.

In connection with the Offering, we entered into a Placement Agency Agreement on December 20, 2024 with Roth Capital Partners, LLC (the “Placement Agent”), as the exclusive placement agent in connection with the Offering. As compensation to the Placement Agent, we paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised in the Offering and issued to the Placement Agent a Placement Agent Warrant to purchase up to 250,000 shares of our Common Stock at an exercise price of $1.88 per share for a term of five years from the date of commencement of sales in the Offering. The Placement Agent Warrant includes adjustment provisions equivalent to the adjustment provisions provided to the Purchasers under the Common Warrants, as described above. In addition, we have agreed to pay the Placement Agent up to $110,000 for its expenses.

The shares of Common Stock, the Common Warrants and the Placement Agent Warrants described above and the shares of Common Stock underlying each of the Common Warrants and the Placement Agent Warrant were offered and sold pursuant to the Registration Statement on Form S-3 (File No. 333-274456), which was declared effective by the Securities and Exchange Commission on September 29, 2023. We filed a prospectus supplement to the base prospectus incorporated in the Registration Statement with the SEC on December 23, 2024 in connection with the Offering, which closed on December 23, 2024.

We received net proceeds of approximately $4.44 million from the Offering, after deducting the estimated offering expenses payable by us, including the fees and expenses of the Placement Agent. We intend to use the net proceeds from the Offering for general corporate and working capital purposes.

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

Based on such evaluation of our disclosure controls and procedures as of November 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of November 30, 2024. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of November 30, 2024, were not effective.

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses in 2023, including implementing measures designed to address the control deficiencies. While progress has been made in designing and implementing these controls, testing and validating their effectiveness has yet to commence.  The remediation actions include:

•	Management has documented a complete set of controls incorporating segregation of duties, separate individuals performing and reviewing controls, and proper authorization and segregation of duties around payments and expenditures in 2023. While significant progress has been made in implementing most of these controls, the process is not yet complete. Management continues to work on finalizing the implementation and expects to complete it throughout 2025.

•	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of November 30, 2024 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $5.0 million during the nine-month period ended November 30, 2024 and net losses of approximately $3.8 million, $7.5 million and $4.9 million for the years ended February 29, 2024, 2023 and 2022, respectively. At November 30, 2024 and February 29, 2024, we had an accumulated deficit of approximately $33.5 million and $28.4 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended November 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

FINGERMOTION, INC.

Dated: January 14, 2025	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director