Form 10-K
period 2025-02-28
FingerMotion, Inc.
filed 2025-05-29
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2025

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-41187

FINGERMOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4600326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

111 Somerset Road, Level 3

Singapore238164

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.22on August 30, 2024) was approximately $91,568,233.

The registrant had 57,581,186 common shares outstanding as of May 23, 2025.

REFERENCES

As used in this Annual Report on Form 10-K (the “Annual Report”): (i) the terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; (v) all dollar amounts refer to United States dollars unless otherwise indicated; and (vi) all references to “RMB” refer to Chinese Renminbi.

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	international, national and local general economic and market conditions including impacts from the ongoing war between Russia and Ukraine and the related sanctions and other measures, changes in the rates of investments or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses.;

●	demographic changes;

●	natural phenomena

●	the ability of the Company to sustain, manage or forecast its growth;

●	the ability of the Company to manage its VIE Agreements;

●	the ability of the Company to maintain its relationships and licenses in China;

●	adverse publicity;

●	competition and changes in the Chinese telecommunications market;

●	fluctuations and difficulty in forecasting operating results;

●	business disruptions, such as technological failures and/or cybersecurity breaches;

●	future decision by management in response to changing conditions;

●	our ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	our ability to raise sufficient funds to carry out our proposed business plan;

●	actions by government authorities, including changes in government regulation;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

- i -

●	inability to reduce and adequately control operating costs;

●	failure to manage future growth effectively; and

●	and the other factors discussed below in Item 1A. “Risk Factors,” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we make with the SEC.

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

INTRODUCTORY COMMENTS

We are a holding company incorporated in Delaware. As a holding company, we conduct a significant part of our operations through our subsidiaries and through contractual arrangements with Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology,” “our VIE” or “the VIE”), a variable interest entity (“VIE”) based in the People’s Republic of China (“PRC” or “China”). JiuGe Technology’s sole shareholder, Ms Li Li, is also its legal representative and general manager. To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in Chinese-based companies. We indirectly own 100% of the equity of Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management,” “our WFOE” or “the WFOE”), a wholly foreign owned enterprise (“WFOE”), which has entered into contractual arrangements with the VIE (the “VIE Agreements”). The VIE Agreements have not been tested in court. For a description of the VIE structure and our contractual arrangements with the VIE, see “Business – Corporate Information – VIE Agreements”. As a result of our use of the VIE structure, you may never directly hold equity interests in the VIE.

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

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures have introduced a filing-based regulatory regime that regulates both direct and indirect overseas offerings and listings of PRC domestic companies’ securities. Under the Overseas Listing Trial Measures, if the issuer meets both of the following conditions, any overseas securities offering or listing conducted by such issuer will constitute an indirect overseas offering that is subject to the prescribed filing procedures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Any such issuer that submits an application for an initial public offering to competent overseas regulators, must make the required filing with the CSRC within three business days following the date of the application. Where a domestic company fails to comply with filing requirements or is otherwise determined to be in violation of the Overseas Listing Trial Measures, the CSRC may order rectification, a warning, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Controlling persons (including directors and officers) of the domestic company that are determined to be responsible for such filing delinquencies or violations can also be sanctioned.

- ii -

On February 17, 2023, the CSRC held a press conference in connection with the release of the Overseas Listing Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among other things, clarified that domestic companies that had been listed overseas on or before the effective date of the Overseas Listing Trial Measures (March 31, 2023) shall be deemed to be “stock enterprises”. Stock enterprises were exempted from having to immediately comply with the filing procedures, with their first filings being deferred to when they undertook a further overseas offering or listing. Generally, we understand that, for these purposes, the filing requirement would apply in respect of securities that are offered in a public overseas offering, and likely to securities that, having been offered in a private overseas offering, become eligible for resale to the public.

As of the date of this Annual Report on Form 10-K, none of our Company, our subsidiaries or the VIE, and none of our officers or directors, has received any inquiry, notice, warning or sanction from the CSRC or any other Chinese governmental authorities, in relation to the Overseas Listing Trial Measures. However, specifics of the Overseas Listing Trial Measures, and the administrative rules, policies and practices of the CSRC, are somewhat unclear, and it remains uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange. See “Risk Factors— Risks Related to Doing Business in China”.

As of the date of this Annual Report on Form 10-K, our subsidiaries and our WFOE have not declared any dividends or made any distributions to our Company. Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we will rely, in part, on payments made from the VIE to our WFOE in accordance with the VIE Agreements, and dividends and other distributions on equity from our WFOE to the Company.

Our ability to settle amounts owed under the VIE Agreements is subject to certain restrictions and limitations. Under the VIE Agreements, the VIE is obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. However, such payments are subject to Chinese taxes, including a 6% value-added tax (“VAT”) and 25% enterprise income tax. In addition, current Chinese regulations permit our WFOE to pay dividends to our Company, through our subsidiary as the sole shareholder, only out of registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to our Company, through our subsidiary as its shareholder, are subject to a Chinese withholding tax of as much as 10%. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock.

Transfer of Cash or Assets

Dividend Distributions

We have never declared or paid dividends or distributions on our common stock. While we had previously disclosed our intention to issue a dividend in kind of warrants to purchase shares of our common stock, we have since withdrawn the related registration statement At present, we intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the foreseeable future, as a holding company, we will rely on dividends and other distributions on equity from our WFOE for cash requirements, including the funds necessary to pay dividends and other cash contributions to our shareholders. Accordingly, any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

- iii -

Our WFOE’s ability to distribute dividends is based upon its distributable earnings, which is generally calculated with reference to the following rules and restrictions: (a) PRC legal restrictions permit payments of dividends by our WFOE only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations; (b) a PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset; (c) profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year; (d) our WFOE is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reach 50% of our registered capital amount; and (e) current Chinese regulations permit our WFOE to pay dividends to our Company, through our subsidiary as its sole shareholder only out of its registered capital amount, if any, as determined in accordance with PRC accounting standards and regulations.

If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, any cash dividends or distributions of assets by our WFOE to our Company, through our subsidiary as its sole shareholder are subject to a Chinese withholding tax of as much as 10%. Remittance of dividends by our WFOE out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or the SAFE. For risks relating to the fund flows of our operations in China, see “Risk Factors – Risks Related to Doing Business in China.”

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

For us to pay dividends to our shareholders, we will rely on payments made from the VIE to our WFOE in accordance with the VIE Agreements, and the distribution of payments from the WFOE to our Company as dividends. Certain payments from the VIE to the WFOE pursuant to the VIE Agreements are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

Our Company’s Ability to Settle Amounts Owed under the VIE Agreements

We transfer cash to our wholly-owned Hong Kong subsidiary, Finger Motion (CN) Limited, by making capital contributions or providing loans, and our Hong Kong subsidiary transfers cash to the WFOE in China by making capital contributions. Because we control the VIE through contractual arrangements, we are unable to make direct capital contributions to the VIE and its subsidiaries.

Under the VIE Agreements, the VIE is obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. We will be able to settle amounts owed under the VIE Agreements through dividends paid by our WFOE to our Company. Such ability may be restricted or limited as follows:

●	First, any payments from the VIE to our WFOE is subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

●	Second, current Chinese regulations permit our WFOE to pay dividends to our Company, through our subsidiary as its sole shareholder, only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. In addition, if our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to our Company.

●	Third, the Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any.

The VIE may transfer cash to our WFOE by paying service fees according to the consulting services agreement.

Effect of Holding Foreign Companies Accountable Act and Related SEC Rules.

On December 16, 2021, Public Company Accounting Oversight Board (“PCAOB”) published a report of its formal determinations (the “Determination”) to the effect that it was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these Determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the United States Holding Foreign Companies Accountable Act (“HFCAA”). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in our Annual Report on Form 10-K for the years ended February 28, 2023 and 2022 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong and therefore identified in Appendix B. It followed that, in June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA” (available at https://www.sec.gov/hfcaa

- iv -

On December 15, 2022, the PCAOB, after determining that it was now able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong, voted to vacate the Determinations. On December 18, 2022, the SEC announced that due to the December 15, 2022 action by the PCAOB, and until such time as the PCAOB issues any new determination, there are no SEC-reporting companies at risk of having their securities subject to a trading prohibition under the HFCAA. As such, as of the date of this filing of this Annual Report on Form 10-K, the Company is not a Commission Identified Issuer under the HFCAA and is not subject to having its Common Stock delisted under HFCAA. In addition, on September 10, 2024, we appointed CT International LLP, based in San Francisco, CA, to replace CZD CPA as our auditor. As a result, we are no longer required to comply with HFCAA submission or disclosure requirements in our annual report covering the fiscal year ended February 28, 2025.

However, the enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in PRC could cause investor uncertainty for affected SEC registrants, including us, and the market price of our common stock could be materially adversely affected. If we are unable to meet any future requirements that may be imposed by the PCAOB under the HFCAA, our stock might not be permitted to continue trading on the Nasdaq Capital Market. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

- v -

PART I

ITEM 1. BUSINESS

Company Overview

FingerMotion, Inc. (“we,” “our,” “FingerMotion,” or the “Company”) is a mobile data specialist company incorporated in Delaware, USA, with its head office located at 111 Somerset Road, Level 3, Singapore 238164.Our Company has been organized as a holding company and conducts a significant part of our operations through our subsidiaries and through contractual arrangements with Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology,” “our VIE” or “the VIE”), a variable interest entity (“VIE”) based in the People’s Republic of China (“PRC” or “China”). JiuGe Technology’s sole shareholder, Ms. Li Li, is also its legal representative and general manager. To address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government, we use the VIE structure to provide contractual exposure to foreign investment in Chinese-based companies. We indirectly own 100% of the equity of Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management,” “our WFOE” or “the WFOE”), a wholly foreign owned enterprise (“WFOE”). JiuGe Management entered into a series of agreements with JiuGe Technology, known as variable interest agreements (the “VIE Agreements”) in October 2018, which gives us contractual control over JiuGe Technology.

The Company operates the following lines of business: (i) Telecommunications Products and Services; (ii) Value Added Products and Services (iii) Short Message Services (“SMS”) and Multimedia Messaging Services (“MMS”); (iv) a Rich Communication Services (“RCS”) platform; (v) Big Data Insights; and (vi) a Video Games Division (inactive). In addition to these core businesses, the Company has, following several years of research and development, introduced new technology-driven initiatives to expand its service offerings. These include: Smart Mobility Solutions for emergency response and commercial vehicles, which began contributing revenue during the reporting year, and the DaGe platform, a digital marketplace connecting vehicle owners with automotive service providers, which remains at an early stage of development with growth expected over the coming years.

The Company continues to strategically expand its operations into emerging high-growth sectors beyond its established telecommunications, messaging, value-added services, and big data analytics businesses.

In fiscal year 2025, through JiuGe Technology, we successfully diversified into the smart mobility sector, focused on the design and commercialization of next-generation communication and operational platforms for commercial and specialty vehicles. By leveraging our expertise in data integration, mobile and satellite communications, and software development, we launched an Advanced Mobile Integrated Command and Communication Platform (the “C2 Platform”) which equips emergency response and specialty vehicles with integrated satellite communications, 5G network access, IoT device management, cloud-based systems, and AI analytics. The C2 Platform enables real-time data exchange, mobile command coordination, and uninterrupted communication capabilities, even in challenging environments. This initiative is aligned with the global trend toward connected vehicle ecosystems and positions the Company for expansion into international markets and new revenue verticals.

The Company also significantly expanded the DaGe platform in China – our comprehensive mobility ecosystem that connects vehicle owners with service providers. During this reporting period, we increased the network of electric vehicle charging terminals and broadened our base of automotive products and service providers available through the platform.

Telecommunications Products and Services

The Company’s current product mix consisting of payment and recharge services, data plans, subscription plans, mobile phones, loyalty points redemption and other products bundles (i.e., mobile protection plans). Chinese mobile phone consumers often utilize third-party e-marketing websites to pay their phone bills. If the consumer connected directly to the telecommunications provider to pay his or her bill, the consumer would miss out on any benefits or marketing discounts that e-marketers provide. Thus, consumers log on to these e-marketer’s websites, click into their respective phone provider’s store, and “top up,” or pay, their telecommunications provider for additional mobile data and talk time.

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

We conduct our mobile payment business through JiuGe Technology. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

FingerMotion started and commercialized its “Business-to-Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019 FingerMotion expanded its business by commercializing its first “Business-to-Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo.com, TMall.com and JD.Com. The Company is planning to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition to that, we have been designated as one of China’s Mobile’s loyalty redemption partners, which allows us to provide such the services for their customers via our platform.

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

Value Added Products and Services

These are new products and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. In February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% owned subsidiary Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. (“TengLian”), signed an agreement with both China Unicom and China Mobile to co-operate to roll out the Mobile Device Protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. In mid-July 2022, we launched the roll out of the Mobile Device protection product with the roll out of the new mobile phones and 5G phones. Complementing our hardware protection services, we have introduced cloud services designed to offer corporate customers robust data storage, processing capabilities, and databases accessible via the internet.

SMS and MMS Services

On March 7, 2019, the Company, acting through JiuGe Technology acquired operational control of Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk SMS and MMS bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from MIIT to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

Rich Communication Services

In March 2020, the Company began the development of a Rich Communication Services (“RCS”) platform, also known as Messaging as a Platform (“MaaP”). This RCS platform will be a proprietary business messaging platform that enables businesses and brands to communicate and service their customers on the 5G infrastructure, delivering a better and more efficient user experience at a lower cost. For example, with the new 5G RCS message service, consumers will have the ability to list available flights by sending a message regarding a holiday and will also be able to book and buy flights by sending messages. This will allow telecommunication providers like China Unicom and China Mobile to retain users on their systems without having to utilize third-party apps or log onto the Internet, which will increase their user retention. We expect this to open up a new marketing channel for the Company’s current and prospective business partners. Currently, the deployment of this RCS platform is under review, with discussion ongoing among government bodies, major service providers, and telecommunication companies. These deliberations aim to assess the potential market impacts and establish the necessary consents before the launch, considering the significant changes the platform may introduce to user interactions with existing services. These discussions seek to ensure that all stakeholders’ concerns are addressed comprehensively. Once these issues are resolved and the necessary approval is obtained, we anticipate a substantial enhancement in our service offerings and an expansion of our market reach.

Big Data Insights

In July 2020, the Company launched its proprietary technology platform “Sapientus” as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance, healthcare, and financial services industries. The Company, acting primarily through its indirect wholly-owned subsidiary, Finger Motion Financial Company Limited (“FMFC”) applies its vast experience in the insurance and financial services industry and capabilities in technology and data analytics to develop revolutionary solutions targeted towards insurance and financial consumers. Integrating diverse publicly available information, insurance and financial based data with technology and finally registering them into the FingerMotion telecommunications and insurance ecosystem, the Company would be able to provide functional insights and facilitate the transformation of key components of the insurance value chain, including driving more effective and efficient underwriting, enabling fraud evaluation and management, empowering channel expansion and market penetration through novel product innovation, and more. The ultimate objective is to promote, enhance and deliver better value to our customers and collaborators.

The Company’s proprietary risk assessment engine offers standard and customized scoring and appraisal services based on multi-dimensional factors. The Company has the ability to provide potential customers and collaborators with insights-driven and technology-enabled solutions and applications including preferred risk selection, precision marketing, product customization, and claims management (e.g., fraud detection). The Company’s mission is to deliver the next generation of data-driven solutions in the financial services, healthcare, and insurance industries that result in more accurate risk assessments, more efficient processes, and a more delightful user experience.

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

Smart Mobility Solutions

Through our VIE, JiuGe Technology, we have developed the C2 Platform to address critical communications needs for emergency response, disaster recovery, and specialized field operations. The C2 Platform integrates satellite communication, 5G mobile networks, IoT-enabled sensors, AI-driven data analytics, and cloud-based infrastructure to enable real-time data transmission, remote monitoring, and mobile command coordination.

The C2 Platform is part of our Smart Mobility strategic vertical that focuses on the development and deployment of advanced communication and command platforms for commercial and specialty vehicles. Through integrated technologies including satellite communications, 5G connectivity, IoT systems, and AI-driven analytics, we enable real-time situational awareness, fleet coordination, and remote operations. These solutions are designed to enhance operational resilience in emergency response, logistics, and critical infrastructure sectors. Our Smart Mobility initiatives form a key component of our growth strategy, supporting the expansion of connected vehicle ecosystems and creating new revenue opportunities in domestic and international markets.

DaGe Platform

The DaGe Platform is an integrated digital marketplace connecting automotive owners with service providers and accessory vendors. It offers services such as car maintenance, repair, tire replacement, and electric vehicle (“EV”) charging, along with the ability to purchase automotive accessories. The platform features geolocation tools, booking management, ratings, and secure payments, and supports the expansion of EV infrastructure. It creates multiple revenue streams through subscriptions, transaction fees, advertising, and product sales, aligning with the Company’s Smart Mobility Solutions strategy.

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

As described above, our Company has been organized as a holding company and conducts a significant part of our operations through our subsidiaries and through the VIE Agreements entered into between JiuGe Management, our indirect wholly-owned WFOE, and JiuGe Technology. JiuGe Technology is a VIE which is owned by Ms. Li Li who, in addition to being the sole shareholder, is also the legal representative and general manager. The VIE Agreements have not been tested in court. As a result of our use of the VIE structure, you may never directly hold equity interests in the VIE. Any securities that we offer will be securities of the Company, the Delaware holding company, not of the VIE.

As described in more detail below, under the subheading “VIE Agreements,” we fund the registered capital and operating expenses of the VIE by extending loans to Ms. Li Li, the sole shareholder of the VIE, for the purpose of funding the capital contribution of the subscribed capital of the VIE. The VIE Agreements governing the relationship between the VIE and our WFOE enable us to (i) direct the activities of the VIE that most significantly impact the VIE’s economic performance, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIE to the extent permitted by Chinese laws. As a result of the VIE Agreements, the Company is considered the primary beneficiary of the VIE for accounting purposes and is able to consolidate the financial results of the VIE in its consolidated financial statements in accordance with U.S. GAAP.

The following diagram depicts our corporate structure:

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our subsidiaries or the VIE, and we will be dependent upon contributions from our subsidiaries and the VIE to finance our cash flow needs. Our subsidiaries and the VIE are currently not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission (the “CSRC”), or Cybersecurity Administration Committee (the “CAC”), to operate or to issue securities to foreign investors. However, as of March 31, 2023, pursuant to the Overseas Listing Trial Measures promulgated by the CSRC, we will be required to make filings with the CSRC with respect to any new overseas offering of our securities. Generally, we understand that, for these purposes, the filing requirement would apply in respect of securities that are offered in a public overseas offering, and likely to securities that, having been offered in a private overseas offering, become eligible for resale to the public.

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

 Share Exchange Agreement

Effective July 13, 2017, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Finger Motion Company Limited (“FMCL”) and certain shareholders of FMCL (the “FMCL Shareholders”). FMCL, a Hong Kong corporation, was formed on April 6, 2016 and is an information technology company that then specialized in operating and publishing mobile games. Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding equity stock of FMCL held by the FMCL Shareholders for shares of common stock of the Company. On the closing date of the Share Exchange Agreement, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to consultants in connection with the transactions contemplated by the Share Exchange Agreement, and 2,562,500 additional shares to accredited investors, which was a concurrent financing but not a condition of closing the Share Exchange Agreement.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly-owned subsidiary of the Company. At that time, FMCL continued operations as the Company’s video game division. However, in June 2018, the Company decided to pause the operation of the game division as it saw the opportunity in the telecommunication business and have since refocused into this business.

This description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Share Exchange Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2017 and incorporated by reference herein.

VIE Agreements

On October 16, 2018, the Company, through its indirect wholly-owned WFOE, JiuGe Management, entered into the VIE Agreements pursuant to which JiuGe Technology became our contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire operational control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of JiuGe Technology. We operate our mobile payment platform business through JiuGe Technology.

The VIE Agreements included:

●	a consulting services agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology (the “JiuGe Technology Consulting Services Agreement”). This agreement was duly signed among the WFOE and the VIE. Under this agreement, the WFOE will provide the following services to the VIE on an exclusive basis: (i) providing a comprehensive solution for all technical issues required for the VIE’s business; (ii) providing training to the professional technicians of the VIE; (iii) assisting the VIE in collecting technical and commercial information and conducting market surveys; (iv) assisting the VIE in procuring business opportunities to obtain contracts awarded by the telecom carries in China and maintaining the commercial relationship with the telecom carries; (v) introducing clients to the VIE and assisting the VIE in developing commercial and cooperative relationship with the clients; (vi) providing suggestions and opinions on establishment and improvement of the VIE’s corporate structure, management system and departmental organization; (vii) assisting the VIE in formulating annual business plans, the draft of which shall be made available to WFOE by the VIE prior to the end of November each year; (viii) granting license to the VIE to use WFOE’s intellectual property necessary for the services; and (ix) providing other consulting and technical services at the request of the VIE. The VIE will pay to the WFOE service fees equivalent to the after-tax net profits distributable by the VIE to its shareholder each year, as set forth in the audited financial statements in accordance with the PRC accounting standards, ensuring all the distributable profits of the VIE will be dispatched to the WFOE. The VIE may not assign any of its rights and obligations under the JiuGe Technology Consulting Services Agreement without prior written consent of the WFOE. This agreement ensures that the WFOE and investors will be able to legally obtain the profits of the VIE, and transfer them to the WFOE more conveniently in the form of “service fee”;

●	a loan agreement through which JiuGe Management grants loans to Ms. Li Li, as the sole shareholder of JiuGe Technology for the purpose of capital contribution (the “JiuGe Technology Loan Agreement”). Under this agreement, JiuGe Management loaned RMB 10,000,000 to Ms. Li Li, as the sole shareholder of the VIE, solely for the purpose of funding the capital contribution of the subscribed capital of the VIE. The loan amount has now been increased to RMB50,000,000. The WFOE has the right to convert the whole or any part of the outstanding principal amount into the equity interests in the VIE and may demand repayment of any or all of the principal amount/ As security for performance and discharge of Ms. Li Li’s obligations under the JiuGe Technology Loan Agreement, Ms. Li Li pledged 100% equity interests in JiuGe Technology, representing the entire registered capital of the VIE, by way of first-ranking security to the WFOE. This agreement could constrain Ms. Li Li to cooperate with WFOE’s instructions and avoid damaging the rights and interests of the WFOE and investors;

●	a power of attorney agreement under which the owner of JiuGe Technology has vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s) (the “JiuGe Technology Power of Attorney Agreement”). The Power of Attorney Agreement was duly issued by Ms. Li Li to the WFOE. Under the JiuGe Technology Power of Attorney Agreement, the WFOE is the exclusive agent who may exercise, at WFOE’s sole discretion, all the rights and powers in respect of all the 100% equity interests held by Ms. Li Li in the VIE on Ms. Li Li’s behalf, including without limitation to propose to convene, attend and vote at the shareholder’s meeting of the VIE. Ms. Li Li cannot assign her rights and obligations under the JiuGe Technology Power of Attorney Agreement without prior written consent of the WFOE and the WFOE will bear its own costs, expenses and fees in connection with performance of the JiuGe Technology Power of Attorney Agreement. This agreement ensures that the WFOE can replace Ms. LI Li in the operation and management of the VIE, and controlling its assets;

●	a call option agreement under which the owner of JiuGe Technology has granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party (the “JiuGe Technology Call Option Agreement”). This agreement was duly signed by and among Ms. Li Li, the WFOE and the VIE. Under this agreement, the WFOE has an exclusive, irrevocable and unconditional option to purchase or to designate a third party to purchase 100% equity interests of the VIE at RMB one (1) yuan or the lowest amount of consideration permitted under the laws of PRC at any time, giving the WFOE a sole discretion to exercise such option at any time and in any manner as permitted by the laws of PRC. Pursuant to the JiuGe Technology Call Option Agreement, Ms. Li Li may not, without prior written consent of the WFOE: (i) transfer or dispose of the equity interests in the VIE or the assets of the VIE in any manner; (ii) create any encumbrance of any kind over the equity interests in the VIE, other than the VIE Agreements; and (iii) resolve to or procure the VIE to: (a) change its registered capital; (b) amend its articles of association; (c) change any of its shareholders; (d) appoint, remove or replace its senior management; (e) make or receive investment of any kind or merge or consolidate with any entity; (f) change information filed at the competent authorities in the PRC; (g) make any lending or borrowing or provide security of any kind; (h) pay, make or declare any dividend, charge, fee or other distribution of any kind; (i) incur, create or permit to subsist or have any outstanding financial indebtedness; (j) enter into any agreements that conflict with the JiuGe Technology Call Option Agreement; or (k) do any acts that would adversely impair the VIE’s ability to perform the obligations under the VIE Agreements. Neither Ms. Li Li nor the VIE may assign any of its rights and obligations under the agreement without the prior written consent of WFOE or unilaterally terminate the agreement. This agreement is one of the guarantees for WFOE and investors to ensure that the VIE will not have any potential equity changes that endanger the rights and interests of WFOE and investors; and

●	a share pledge agreement under which the owner of JiuGe Technology has pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the JiuGe Technology Consulting Services Agreement (the “JiuGe Technology Share Pledge Agreement”). This agreement was duly signed among Ms. Li Li, the WFOE and the VIE. Under this agreement, all the equity interests of the VIE held by Ms. Li Li were pledged to the WFOE, giving the WFOE a right to exercise the share pledge where Ms. Li Li or the VIE violates the VIE Agreements. This measure under this agreement will result in the equity of the VIE being locked, making it impossible for any third party to legally obtain the equity of the VIE without the prior consent of the WFOE.

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

This description of the VIE Agreements discussed above does not purport to be complete and are qualified in their entirety by reference to the terms of the VIE Agreements, which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on December 27, 2018 and are incorporated by reference herein. The English translation version of the JiuGe Technology Share Pledge Agreement was filed as Exhibit 10.6 to our Form S-1/A (Amendment No. 1) filed with the SEC on January 5, 2023, and is incorporated by reference herein.

Acquisition of Operational Control of Beijing Technology

On March 7, 2019, the Company acting through JiuGe Technology acquired operational control of Beijing Technology, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. Through Beijing Technology, the Company entered into the business of mass SMS text message service as a compliment to its mobile payment and recharge business. The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Currently, the Company’s SMS integrated platform is processing more than 150 million SMS text messages per month. Beijing Technology retains a license from the Ministry of Industry and Information Technology (“MIIT”) to operate SMS and MMS business in the PRC. Similar to the mobile recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including to assist the Company’s clients to fulfil the government guidelines, until the SMS messages have been delivered successfully.

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

In January 2022, TengLian (a 99% owned subsidiary of JiuGe Technology) signed a co-operation agreement with China Unicom to launch the Device Protection program for mobile phones and the new 5G phones.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation / Formation	Ownership Interest
Finger Motion Company Limited (1)	Hong Kong	100%
Finger Motion (CN) Global Limited (2)	Samoa	100%
Finger Motion (CN) Limited (3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	Contractually controlled
Finger Motion Financial Group Limited(7)	Samoa	100%
Finger Motion Financial Company Limited(8)	Hong Kong	100%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.(9)	PRC	Contractually controlled
Shanghai KeShunXiang Automobile Service Co., Ltd.(10)	PRC	Contractually controlled

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd., sometimes referred to in this Annual Report as “the WFOE,” is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd., sometimes referred to in this Annual Report as “the VIE,” is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(7)	Finger Motion Financial Group Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(8)	Finger Motion Financial Company Limited is a wholly-owned subsidiary of Finger Motion Financial Group Limited.
(9)	Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(10)	Shanghai KeShunXiang Automobile Service Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

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

As of the date of this Annual Report on Form 10-K, we and the VIE are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business licence, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

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

SMS and MMS Services

Short Message Service (SMS) remains the only secure and reliable communication medium that connects all telecommunication operators globally. In 2024, the telecommunications industry in China sent a total of around 2,016 billion SMS1, marking a 7.9% year-on-year increase compared to 2023. This activity generated a market size of RMB46.3 billion2 (~$6.42 billion), reflecting a 2.5%3 year-on-year growth. For the fiscal year ended February 28, 2025, the Company accounted for 13 million SMS representing 0.006% of the total market share.

[1]	Source : https://www.miit.gov.cn/gxsj/tjfx/txy/art/2025/art_641c048c5d4f4e308098bf6c4e3dcb4a.html

[2]	Source : https://wap.miit.gov.cn/jgsj/yxj/xxfb/art/2024/art_8e331aa8abeb4870a7446a3be26d3ce1.html
[3]	Source : https://www.miit.gov.cn/gxsj/tjfx/txy/art/2024/art_76b8ecef28c34a508f32bdbaa31b0ed2.html

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

Rich Communication Services (RCS) Platform

Telecommunication operators around the world have reached consensus on the need to upgrade the operator messaging service from SMS to Rich Communication Services (“RCS”) messaging in the 5G era. Worldwide, the GSM Association (“GSMA”) indicates 90 operators have launched RCS in 60 countries, attracting approximately 421 million users and projecting an estimated value of $15.78 billion by 2027, growing at a compound annual growth rate, or CAGR, of 18.5%.4

On April 8, 2020, China’s three major telecommunication operators, namely China Mobile, China Telecom and China Unicom, released a 5G messaging white paper outlining their commitment to mandate all compatible handsets sold in the country support RCS.5

5G messaging service or RCS can support not only Person-to-Person (“P2P”) messaging, but also Application-to-Person (“A2P”) messaging. Through P2P messaging, RCS offers a richer text-messaging system, provides phonebook polling and is capable of transmitting in-call multimedia features. A2P messaging enables businesses and brands to communicate with users via chatbot, facilitates the sharing of high-quality videos but also more direct interfacing with the internet; consumers will no longer have to download multiple mobile apps and can, for instance, directly buy train tickets and book flights by just sending messages.

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

Big Data Insights

The Company launched its proprietary platform “Sapientus” in July 2020 to deliver data-driven solutions and insights for businesses within the insurance and financial services industries. Sapientus forms the core of the Company’s big data analytics arm, which is housed in the Company’s indirect wholly-owned subsidiary, Finger Motion Financial Company Limited (“FMFC”). Leveraging the Company’s strong tech and data backbone, Sapientus specializes in data mining and insights extraction. The Company’s flexible data structure is built from the ground up, by transforming raw telco data into basic building blocks, statistical measures and behavioral inferences, while layering in auxiliary contextual information, to extract behavioral insights and power revolutionary applications for insurance and financial services.

[4]	Source: https://www.gsma.com/futurenetworks/rcs/ & https://www.marketresearch.com/Infogence-Marketing-Advisory-Services-v4010/Global-Rich-Communication-Services-RCS-30323369/
[5]	Source: https://www.gsma.com/futurenetworks/wp-content/uploads/2020/04/5G-Messaging-White-Paper-EN.pdf

Over the past several years, Sapientus’s predictive models had garnered much interest and positive receptivity from the industry, particularly reinsurers and insurers in China and the greater region; we continue to elevate our analytic capabilities and align our services against the needs of our partners and the larger ecosystem.

Sapientus is strategically focused on developing and promoting our core analytic products to the market, specifically:

■	enhancing modeling precision by incorporating additional insurance datasets;
■	expanding modeling efforts to cover various insurance products;

■	begin promoting models to a broader client base for extensive real-world use, targeting insurers as well as various other prospective collaborators in the ecosystem; and

■	further developing a sales rating engine by leveraging our comprehensive data assets and applying AI technology.

The Company is steadily advancing along its planned roadmap, ready to move beyond “Stage 1: Initialization” and advance into “Stage 2: Expansion”:

Stage 1: Initialization (largely completed)

During the initialization stage, the Company’s focus has been on building its brand and honing its rating framework and analytics. To accomplish this, the Company, acting primarily through FMFC, is entering into collaboration agreements with reinsurers to increase Sapientus’s visibility, as well as assimilating its data analytics into the reinsurers’ value chain. Engagements include, among various other initiatives, underwriting enhancement, market segmentation and product design.. Revenue during this time has been sourced mainly from offering proprietary rating system and related services that are customized to fit the reinsurer collaboration parties’ specific needs, in consideration of royalties. Furthermore, establishing collaborative facilities with reinsurers has allowed the Company to integrate posterior information (claims and underwriting experience, for example) and further improve its scoring/measurement system.

Stage 2: Expansion

The expansion stage will see the Company offer tech services to cover more insurance product lines and serve more industry clients and collaborator/channels. Furthermore, the Company will also expand its revenue focus from offering rating system alone to potential earning of commissions and profit shares through channel expansion and innovative product designs enabled by more granular customer segmentation. Channel expansion could be achieved by cross-selling through the Company’s affiliated companies, including JiuGe Technology, and reinsurance brokerage firm with which it has collaboration agreements, supported by leads generation for niche marketing and further upselling. In addition, developing customized product solutions with reinsurers will augment value proposition, offering more personalized and efficient coverage based on the latent risks of individuals. Precision marketing enhances product take-up rates, while preferred risk selection is expected to attract profitable business and improve portfolio results. As such, added value can be generated through FMFC’s Sapientus Platform and shared among FMFC and its (re)insurer and distribution collaborators.

Stage 3: Integration

As Sapientus matures, the Company enters the integration stage. Behavioral dynamics can prove to be very versatile in supporting many possibilities beyond insurance. Having accumulated more diverse data and insights enriches the Company’s rating perspective, enabling it to offer a universal rating platform that can be commonly adopted across the industry. The Company’s platform can be readily integrated with other systems, helping the Company extend reach beyond insurance applications. For example, the Company’s generalized rating system can help conduct smart underwriting for financial loans or craft out consumer behaviors and risk propensities to inform ecommerce business decisions. The Company’s platform can be used standalone as an independent rating tool, as well as offered as part of an integrated system, joining forces with various collaborators in the ecosystem on data access, customer relationships, advanced analytics, product and service capabilities. Types of value that can be realized through ecosystems include:

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

Smart Mobility Solutions

Our Smart Mobility Solutions business vertical focuses on enabling next-generation connected vehicle ecosystems by integrating advanced communication, data, and AI technologies into commercial and specialty (e.g., emergency response) vehicles. Through our subsidiary, JiuGe Technology, we provide system integration services and technology platforms that support the development of intelligent, networked vehicle fleets for government and enterprise customers.

We have developed the Advanced Mobile Integrated Command and Communication Platform (the “C2 Platform”) as a core offering to address critical communications needs for emergency response, disaster recovery, and specialized field operations. The C2 Platform integrates satellite communication, 5G mobile networks, IoT-enabled sensors, AI-driven data analytics, and cloud-based infrastructure to enable real-time data transmission, remote monitoring, and mobile command coordination.

The C2 Platform equips emergency response and specialized vehicles with real-time satellite and 5G communication, IoT-enabled sensors, AI-driven analytics, and cloud-based command systems. This platform is designed to enhance field operations by maintaining reliable communication links, enabling remote command capabilities, and facilitating data-driven decision-making, even in remote or disaster-affected environments.

By combining mobile communications and satellite technologies, the C2 Platform ensures operational continuity in both urban and remote environments, providing first responders and field personnel with stable and secure communication channels. The C2 Platform includes advanced features such as an in-vehicle unified communications hub, smart PTZ cameras, unmanned aerial vehicles (UAVs), satellite communication terminals, and integrated multimedia dispatch systems. It is compliant with the security and operational standards certified by China’s Ministry of Industry and Information Technology (MIIT).

The C2 Platform is a key component of our Smart Mobility strategic vertical. It expands our product portfolio to include advanced connected vehicle technologies and supports broader commercial and government applications in sectors such as public safety, logistics, specialized transportation, and emergency management.

DaGe Platform

The DaGe platform is an integrated digital marketplace designed to connect automotive owners with a wide network of service providers and merchants. It enables users to access a variety of automotive services, such as car maintenance, repairs, tire replacement, and electric vehicle (EV) charging stations. Additionally, the platform allows merchants to sell car-related products and accessories, creating a comprehensive automotive marketplace.

The DaGe platform functions as an online marketplace tailored to automotive needs, aggregating service providers and product vendors into a single, user-friendly ecosystem. Through the DaGe Mobile App, users can locate nearby services using geolocation, schedule appointments, purchase accessories, and make secure payments. Features include service provider ratings, booking management, promotions, and loyalty rewards.

Supporting the expansion of EV infrastructure, the DaGe platform facilitates access to a growing network of EV charging stations, aligning with broader trends toward sustainable mobility. With collaboration arrangements in place, the platform currently has integrated around 86,000 charging stations and secured around 12,500 vendors and service providers as of February 2025; and will continue to enhance the platform’s reach and offerings.

The DaGe platform is a key component of our Smart Mobility Solutions strategy, generating multiple revenue streams through subscription fees, transaction commissions, advertising, and sales of automotive goods and services. It further positions FingerMotion within the evolving automotive services and connected mobility ecosystem.

Growth Strategy

The Company’s growth strategy is a multi-pronged approach, continually asking “What’s next?” and consisting of the following:

■	Enhancing PigeonHoles Integration System and the DaGe Platform. Maintaining a stable and robust platform is expected to give the Company the flexibility to manage new product offering and packages in order to increase revenue. This will be the key critical success factor for the Company’s expansion plans.

■	Expanding customer base. Along with the stability of the Company’s platform and its ability to access working capital, the Company’s growth will be based on increasing its market share through expanding its base in its current geographic regions of operations and through expanding its presence into other regions. The Company’s offerings can be targeted to a wider group of customers, which should improve overall revenue.

■	New Product line expansion. The Company plans to constantly increase its product offerings from its telco partners by designing new packages and offerings in order to differentiate the Company from its competition. New product line and services are expected to be introduced progressively to be offered to the end users via the telco delivery channels. This is expected to expand our revenue base.

■	Enhancing values. The Company intends to continue to build brand loyalty and enhance its customer service to ensure customer retention and repeat sales.

■	Diversification. Breaking away from the Company’s core and traditional business, the Company, acting primarily through its indirect wholly-owned subsidiary, FMFC, which houses the Company’s big data analytics arm, is moving into the insurance technology (“insurtech”) space with Sapientus. The Company intends to continue to explore opportunities in the financial technology services (“fintech”), healthcare and advertising industries.

■	Focusing on strength and investing in talent. The Company intends to continue to build the strongest team in all of its various businesses. The Company intends to also continue to build its core values to enhance and differentiate its support and services to ensure it is able to stand out from its competitors.

▪	Advancing the development and deployment of C2 Platform. As part of our long-term growth strategy, the Company is advancing the development and deployment of its Advanced Mobile Integrated Command and Communication (C2) Platform. We aim to expand adoption across municipal agencies, public safety departments, and private-sector entities through strategic partnerships, pilot programs, and targeted geographic rollouts in China. Continued investment in infrastructure, regulatory compliance, and cross-sector collaboration is expected to position the C2 Platform as a key driver of revenue diversification and technological leadership within our smart mobility ecosystem.

▪	Expansion of DaGe Platform. The Company continues to invest in the development of DaGe platform and its mobile applications. We will further enhance our platform by expanding the network of service providers, increasing the number of EV charging stations, and integrating more product and service offerings into the ecosystem.

Sales and Marketing

■	The Company’s sales and marketing efforts are focused on promoting brand awareness of its JiuGe telecommunication stores currently operating on most major e-commerce and social media platforms in China.

■	The Company is continuously planning, in cooperation with its telco partners, seasonal and targeted marketing events in different provinces and cities.

■	Since the inception of JiuGe Technology in 2018, the Company has secured contracts and agreements to work with nine (9) online stores and twenty (20) business partners. The Company’s strategy is to expand into the entire China region and to reach out to a wider base of customers and users that can benefit from the Company’s product offerings.

■	The Company’s new agreement with China Mobile on the loyalty redemption business is a step towards the Company’s customer retention strategy that is expected to also enable it to cross-sell additional products and offerings from the Company.

■	The Company intends to continue to focus on, and expand, its roster of corporate clients to improve sales in its SMS business, and intends to focus on expanding into different industries.

▪	The Company’s sales and marketing efforts for the DaGe platform focus on driving user growth, transaction volume, and service provider engagement within our digital automotive services marketplace. We leverage our telecommunications customer base and digital channels, including WeChat Mini-Programs, in-app promotions, SMS campaigns, and social media advertising to promote the platform. Strategic partnerships with automotive service providers and EV charging networks support co-marketing opportunities, while referral incentives, loyalty programs, and geo-targeted promotions are used to boost user engagement and retention. As we expand into new markets, our marketing strategy will be localized to align with regional service availability and consumer behavior.

▪	For the Advanced Mobile Integrated Command and Communication (C2) Platform, our marketing strategy is centered on enterprise and public-sector sales, with a focus on municipalities, emergency response agencies, and industrial operators. Sales efforts include direct outreach, government procurement processes, and strategic alliances with automotive manufacturers. We promote the platform through pilot programs, live demonstrations, and participation in public safety and technology events. To support adoption, our technical team provides implementation support, integration services, and training to ensure client success and position the C2 platform as a scalable solution.

Research & Development

■	RCS Platform - As a leader in the 5G ecosystem in China, the Company is developing the RCS platform to strengthen its first-mover advantage in MaaP (Messaging as a Platform). This messaging platform enables businesses and brands to communicate and service their customers on 5G infrastructure, delivering a more efficient, more cost efficient, and more robust user experience. This should open up a new marketing channel for the Company’s current and prospective business partners.

■	Big Data Insights - Beginning in January 2019, the Company has continuously researched industry reports and compiled data published by researchers and have incorporated its findings into its Sapientus data blocks. By integrating with external data sources, the Company’s R&D department can develop innovative insurtech and fintech products in collaboration with re-insurance and financial services companies.

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

Employees

As of February 28, 2025, we had 65 total employees, of whom all were full time. We have approximately 55 employees in China, 4 employees in Malaysia, 2 employees in Hong Kong, 1 employee in Taiwan, 2 employees in USA and 1 employee in Canada. We believe that we enjoy good relations with our employees.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $5.1 million, $3.8 million and $7.5 million for the years ended February 28, 2025, 2024 and 2023, respectively. As of February 28, 2025, we had an accumulated deficit of $34.2 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the total variety of mobile services provided in China. On February 1, 2022, the Xinhua News Agency reported that the combined business revenue in the telecom sector rose 8% year on year to about US$232.43 billion in 2021, with the growth rate up 4.1 percentage points from 2020, according to the PRC Ministry of Industry and Information Technology. For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will need to raise additional capital to materially increase the amounts of these deposits with the Telecoms and to support the rollout of our Command & Communications business. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

Geopolitical Tensions Between the United States and China Could Adversely Affect Our Operations and Business Environment.

Although our services are not directly affected by tariffs, ongoing political and trade tensions between the United States and China could lead to new regulations or restrictions that may impact our operations. These may include changes in laws, data rules, or cross-border business policies that we cannot predict at this time. Any unexpected government action could affect how we operate or grow our business in the future.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “SOX”). The SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

Until December 28, 2021, our shares of common stock were quoted on the OTCQB/QX where they were “thinly traded”, meaning that the number of persons interested in purchasing our shares of common stock at or near bid prices at any given time was relatively small or non-existent. Since we listed on Nasdaq on December 28, 2021, the volume of our shares of common stock traded has increased, but that volume could decrease until we are thinly traded again. That could occur due to a number of factors, including that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our shares of common stock may not develop or be sustained.

Risks Related to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

JiuGe Management, our WFOE, manages and operates the mobile data business through JiuGe Technology, the VIE, pursuant to the rights its holds under the VIE Agreements. Almost all economic benefits and risks arising from JiuGe Technology’s operations are transferred to JiuGe Management under these agreements.

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

Under the VIE Agreements, JiuGe Technology’s shareholder has granted JiuGe Management an option for the maximum period of time permitted by law to purchase all of the equity interest in JiuGe Technology at a price equal to one dollar or the lowest applicable price allowable by PRC laws and regulations. As JiuGe Technology is already our contractually controlled affiliate, JiuGe Management’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

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

Recent statements by the PRC government indicate an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. On February 17, 2023, the CSRC promulgated Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures have introduced a filing-based regulatory regime that regulates both direct and indirect overseas offerings and listings of PRC domestic companies’ securities. Under the Overseas Listing Trial Measures, if the issuer meets both of the following conditions, any overseas securities offering or listing conducted by such issuer will constitute an indirect overseas offering that is subject to the prescribed filing procedures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Any such issuer that submits an application for an initial public offering to competent overseas regulators, must make the required filing with the CSRC within three business days following the date of the application. Where a domestic company fails to comply with filing requirements or is otherwise determined to be in violation of the Overseas Listing Trial Measures, the CSRC may order rectification, issue a warning, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Controlling persons (including directors and officers) of the domestic company that are determined to be responsible for such filing delinquencies or violations can also be sanctioned.

On February 17, 2023, the CSRC held a press conference in connection with the release of the Overseas Listing Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among other things, clarified that domestic companies that had been listed overseas on or before the effective date of the Overseas Listing Trial Measures (March 31, 2023) shall be deemed to be “stock enterprises”. Stock enterprises were exempted from having to immediately comply with the filing procedures, with their first filings being deferred to when they undertook a further overseas offering or listing. Generally, we understand that, for these purposes, the filing requirement would apply in respect of securities that are offered in a public overseas offering, and likely to securities that, having been offered in a private overseas offering, become eligible for resale to the public.

Specifics of the Overseas Listing Trial Measures, and the administrative rules, policies and practices of the CSRC, are somewhat unclear, and it remains uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange. If we are found to be delinquent in our filing obligations under, or are otherwise found to be in violation of, the Overseas Listing Trial Measures, this could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of our securities to significantly decline or be worthless.

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

Substantially all of our revenue is earned by JiuGe Management, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether the SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ and affiliates’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if the SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Some of our staff is not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the SOX. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the SOX. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

On February 17, 2023, the CSRC promulgated the Overseas Listing Trial Measures and five relevant guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Overseas Listing Trial Measures, if the issuer meets both the following conditions, the overseas securities offering and listing conducted by such issuer will be determined as indirect overseas offering, which shall be subject to the filing procedure set forth under the Overseas Listing Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in mainland China. Where an abovementioned issuer submits an application for an initial public offering to competent overseas regulators, such issuer shall file with the CSRC within three business days after such application is submitted. Where a domestic company fails to fulfill filing procedure or in violation of the provisions as stipulated above, in respect of its overseas offering and listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine ranging from RMB1,000,000 to RMB10,000,000. Also, the directly liable persons and actual controllers of the domestic company that organize or instruct the aforementioned violations shall be warned and/or imposed fines.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Globally, organizations are encountering cybersecurity incidents with growing frequency, and the nature of these threats is becoming more sophisticated and constantly changing. We recognize the importance of developing, implementing and maintaining strong cybersecurity policies and processes to protect our information systems and the confidentiality, integrity, and accessibility and availability of our data.

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and maintained policies, procedures, and controls to mitigate material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents. Further, we have strategically integrated cybersecurity risk management into our broader risk management framework to promote awareness and attention to cybersecurity risk management company wide. These risks are evaluated on an ongoing basis as part of our overall risk management strategy that is monitored and tracked by our Risk and Information Security Committee, as well as through a separate cybersecurity assessment of the China IT platform operated by our contractually controlled subsidiary, JiuGe Technology, which is required under PRC laws. The lead information technology manager (the “IT Manager”) of JiuGe Technology oversees this assessment, which is performed by a third party hired by JiuGe Technology and includes some government oversight, called the Multi-Level Protection Scheme (“MLPS”), the objective of which is to protect data and information systems from security threats. The assessment stratifies IT systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The MLPS includes attributes such as physical security, network security, host security, application security, and data security. The final MLPS report is submitted to the appropriate authorities, and the IT Manager also reviews this report with our CFO.

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

Overseeing Risks stemming from Third-Party Service Providers

We maintain comprehensive internal protocols to mitigate cybersecurity threats associated with our use of third-party service providers. We are currently enhancing these protocols to further strengthen our defenses and reduce potential vulnerabilities.

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

There are no matters as of February 28, 2025 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

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

Quarter Ended	High Bid	Low Bid
February 29, 2025	$2.70	$1.03
November 30, 2024	$2.46	$1.79
August 31, 2024	$3.26	$1.63
May 31, 2024	$3.96	$1.92
February 29, 2024	$4.50	$2.05
November 30, 2023	$7.97	$3.88
August 31, 2023	$7.16	$1.30
May 31, 2023	$2.50	$1.01
February 28, 2023	$4.66	$1.39

On May 23, 2025, the last reported sale price of our common stock on the Nasdaq Capital Market was $4.08 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of May 23, 2025, there were approximately 335 holders of record of our common stock as reported by our transfer agent, VStock Transfer, LLC, which does not include shareholders whose shares are held in street or nominee names.

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

Recent Sales of Unregistered Securities

Year Ended February 28, 2025

All sales of unregistered securities during the fiscal year ended February 28, 2025 have been previously reported.

Subsequent to the Year Ended February 28, 2025

On March 3, 2025, we issued 27,500 shares of our common stock at a deemed price of $1.86 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On May 28, 2025, we issued an aggregate of 940,000 shares of our common stock at a price of $2.50 per share to eight individuals due to the closing of a private placement for aggregate gross proceeds of $2,350,000. We relied upon the exemption from registration under the Securities Act, provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of the shares to the non-U.S. persons as the shares were issued to the non-U.S. persons through offshore transactions which were negotiated and consummated outside the United States. The proceeds from the private placement offering will be used for general corporate and working capital purposes.

In connection with the closing of the private placement on May 28, 2025, we paid cash finder’s fees of $235,000 to one non-U.S. individual.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 28, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 28, 2025, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 28, 2025 and February 29, 2024 and our financial condition as at February 28, 2025 and February 29, 2024, with a particular emphasis on fiscal 2025, our most recently completed fiscal year.

Overview

The Company is a mobile data specialist company incorporated in Delaware, USA, with its head office located at 111 Somerset Road, Level 3, Singapore 238164. As described elsewhere in this Annual Report, our Company has been organized as a holding company and conducts a significant part of our operations through our subsidiaries and through contractual arrangements with JiuGe Technology, a VIE based in China. We indirectly own 100% of the equity of JiuGe Management, a WFOE that has entered into the VIE Agreements which gives us operational control over JiuGe Technology.

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

We conduct our mobile payment business through JiuGe Technology, our VIE. In the first half of 2018, JiuGe Technology secured contracts with China Unicom and China Mobile to distribute mobile data for businesses and corporations in nine provinces/municipalities, namely Chengdu, Jiangxi, Jiangsu, Chongqing, Shanghai, Zhuhai, Zhejiang, Shaanxi, Inner Mongolia, Henan and Fujian. In September 2018, JiuGe Technology launched and commercialized mobile payment and recharge services to businesses for China Unicom. In May 2021, JiuGe Technology signed a volume-based agreement with China Mobile Fujian to offer recharge services to the Fujian province which we have launched and commercialized in November 2021.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019 FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo.com, TMall.com and JD.Com. The Company is planning to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition, we have been designated as one of China’s Mobile’s loyalty redemption partners, which allows us to provide such services for their customers via our platform.

Additionally, as previously disclosed, on July 7, 2019, JiuGe Technology, our VIE, entered into that certain Cooperation Agreement with China Unicom Yunnan, whereby JiuGe Technology is responsible for constructing and operating China Unicom’s electronic sales platform through which consumers can purchase various goods and services from China Unicom, including mobile telephones, mobile telephone service, broadband data services, terminals, “smart” devices and related financial insurance. The Cooperation Agreement provides that JiuGe Technology is required to construct and operate the platform’s webpage in accordance with China Unicom’s specifications and policies, and applicable law, and bear all expenses in connection therewith. As consideration for the service JiuGe Technology provides under the Cooperation Agreement, it receives a percentage of the revenue received from all sales it processes for China Unicom on the platform. The Cooperation Agreement expires three years from the date of its signature with a yearly auto-renewal clause, which is currently in an auto-renewal period, but it may be terminated by (i) JiuGe Technology upon three months’ written notice or (ii) by China Unicom unilaterally.

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

Value Added Product and Services

These are new product and services that the Company expects to secure and work with the telecommunication provider and all our e-commerce platform partners to market. In February 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% own subsidiary TengLian signed an agreement with both China Unicom and China Mobile to co-operate in the introduction of the Mobile Device Protection product which is incorporated into the Telecommunication subscription plans in line with their roll out of new mobile phones and new 5G phones. In mid-July 2022, we launched the Mobile Device protection product with the roll out of the new mobile phones and 5G phones. Complementing our hardware protection services, we have introduced cloud services designed to offer corporate customers robust data storage, processing capabilities, and databases accessible via the internet.

SMS and MMS Services

On March 7, 2019, the Company, acting through JiuGe Technology, acquired operational control of Beijing Technology, a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk SMS and MMS bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from MIIT to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

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

Big Data Insights

In July 2020, the Company launched its proprietary technology platform “Sapientus” as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance, healthcare, and financial services industries. The Company, acting primarily through its indirect wholly-owned subsidiary, Finger Motion Financial Company Limited (“FMFC”) applies its vast experience in the insurance and financial services industry and capabilities in technology and data analytics to develop revolutionary solutions targeted towards insurance and financial consumers. Integrating diverse publicly available information, insurance and financial based data with technology and finally registering them into the FingerMotion telecommunications and insurance ecosystem, the Company would be able to provide functional insights and facilitate the transformation of key components of the insurance value chain, including driving more effective and efficient underwriting, enabling fraud evaluation and management, empowering channel expansion and market penetration through novel product innovation, and more. The ultimate objective is to promote, enhance and deliver better value to our partners and customers.

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

On or around January 25, 2021, FMFC entered into a Sapientus services agreement with Pacific Life Re, a global life reinsurer serving the insurance industry with a comprehensive suite of products and services.

In December 2021, the Company acting through JiuGe Technology, formed a collaborative research alliance with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in China market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offerings and customer experience.

Our Video Game Division

The video game industry covers multiple sectors and is currently experiencing a move away from physical games towards digital software. Advances in technology and streaming now allow users to download games rather than visiting retailers. While publishers are expanding their direct-to-consumer models through mobile gaming, eSports and virtual, the Company has exited the video game business and re-directed its resources towards new business opportunities in China, particularly the mobile phone payment and data business.

Smart Mobility Solution

The C2 Platform, FingerMotion’s Advanced Mobile Integrated Command and Communication solution, saw considerable advancements during the fiscal year. Designed to support mission-critical mobile communications for public safety agencies, emergency response teams, and industrial sectors, the C2 Platform is built on FingerMotion’s telecommunications infrastructure, leveraging 5G connectivity and cloud-based technology to offer real-time data sharing, geospatial mapping, and situational awareness.

During the year, we expanded the deployment of the C2 Platform into pilot regions, establishing partnerships with automotive manufacturers and industrial partners. These partnerships enabled us to showcase the platform's capabilities, including mobile video feeds, real-time GPS tracking, and AI-driven analytics for improving public safety operations. Our C2 Platform is positioned to serve both public sector agencies and private sector enterprises in high-risk areas such as disaster management, fleet operations, and emergency response missions.

We expect these deployments to scale in the upcoming fiscal year, with further geographic expansion planned for key markets in China. These developments are expected to drive revenue growth from enterprise sales, government contracts, and strategic partnerships.

DaGe Platform

The DaGe platform, FingerMotion’s integrated marketplace for automotive products and services, continued its expansion in the fiscal year. The platform offers a range of services, such as vehicle maintenance, repair, tire replacement, and EV charging, catering to the growing EV market. With the increasing adoption of EVs, the demand for EV charging stations and related services has been a significant growth driver for DaGe.

During the year, we expanded our network of service providers, onboarded additional automotive maintenance providers, and onboarded more EV charging stations into the platform. We also enhanced user experience by offering location-based, proximity recommendations, real-time pricing, and seamless transaction processing, all within the mobile app. The increase in user engagement on the DaGe platform resulted in higher transaction volumes, which directly contributed to revenue growth in this segment.

Additionally, we leveraged our existing telecommunications infrastructure to expand the platform’s reach, capitalizing on cross-promotion opportunities within our mobile services business. The introduction of loyalty programs and seasonal promotions helped retain users and drive repeat business, further strengthening the platform’s position in the market. As we look ahead, we plan to continue expanding DaGe’s offerings by targeting new markets and forming strategic partnerships with both local and national service providers.

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

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers, and customary indemnification rights and obligations of the parties. In addition, the Purchase Agreement includes a participation right in favour of the Purchasers under which the Purchasers will be entitled, for a period of one year following closing, to participate in future equity financings of the Company up to a participation rate of a maximum of 40% of such offering. The Company has agreed not to enter into or complete certain equity financings, subject to certain agreed exemptions, for a 60-day period from the date of closing of the Offering. In addition, the Company has agreed not to enter into any “Variable Rate Transactions”, as defined in the Purchase Agreement, for a period of six months following closing of the Offering, provided that the Company is entitled to proceed with an “at-the-market offering” after the expiry of the initial 60-day period following closing. Certain directors, officers and 10% stockholders of the Company also entered into lock-up agreements in connection with the Offering under which they have agreed not to sell or transfer any of their equity securities in the Company for a period of 60 days, subject to certain customary exceptions.

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

Results of Operations

Year Ended February 28, 2025 Compared to Year Ended February 29, 2024

The following table sets forth our results of operations for the fiscal years ended February 28, 2025 and February 29, 2024:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Revenue	$35,607,614	$35,791,685
Cost of revenue	$(32,843,907)	$(31,929,967)
Total operating expenses	$(8,712,708)	$(7,679,407)
Total other income (expenses)	$(39,462)	$5,672
Net Loss attributable to the Company’s stockholders	$(5,112,804)	$(3,811,503)
Foreign currency translation adjustment	$(176,265)	$(375,319)
Comprehensive loss attributable to the Company	$(5,288,467)	$(4,187,272)
Basic Loss Per Share attributable to the Company	(0.09)	(0.07)
Diluted Loss Per Share attributable to the Company	(0.09)	(0.07)

Revenues

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024	Change (%)
Telecommunication Products & Services	$27,205,347	$32,790,946	-17%
SMS & MMS	$8,191,308	$2,672,826	206%
DaGe Platform	$80,592	$—	100%
Command & Communication	$188,576	$—	100%
Big Data	$(58,209)	$327,913	-118%
Total Revenue	$35,607,614	$35,791,685	-1%

We recorded $35,607,614 in revenue for the year ended February 28, 2025, a decrease of $184,071 or 1%, compared to the year ended February 29, 2024. This decrease resulted from increases in revenue of $5,518,482, $80,592 and $188,576 from our SMS & MMS, DaGe Platform and Command & Communication businesses, respectively, offset by decreases in revenue of $5,585,599 and $386,122 from our Telecommunication Products & Services and Big Data businesses, respectively.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the year ended February 28, 2025, our revenue remained primarily driven by our Telecommunication Products & Services segment, despite a decrease compared to the same period in 2024. The SMS & MMS business experienced a notable increase during this period.

Importantly, the DaGe Platform, launched in 2024, recorded its first revenue contributions during the year. While still in the early stages of development, this segment marks a strategic advancement in our diversification efforts, offering car-related services through a growing digital ecosystem that includes car wash, maintenance, and EV charging. Although the platform remains under active development, we have already begun generating revenue, reflecting initial market traction. With increasing user adoption and continued integration of EV charging station networks, we expect the DaGe Platform to deliver stronger returns in future periods.

The Command and Communication business also made its initial contribution during the year, supporting our long-term growth plans. However, the overall revenue from recharge services for the year ended February 28 2025 was lower than prior corresponding period, it continues to be the primary contributor to our overall performance.

In the Big Data business segment, although revenue decline during the year, we remain committed to advancing out analytical capabilities and commercial applications. Since FY2021, we have established foundational partnerships with major reinsurance companies including Pacific Life Re and Munich Re, which enabled us to co-develop predictive analytics models designed to enhance risks assessment across the insurance value chain. These initiatives have laid the foundation for the next phase of development of our advanced data analytics capabilities and shaped the future direction of Sapientus. Looking ahead, we are aligning the Big Data business with our broader strategic objectives of diversification, innovation, and scalability. Our ongoing efforts are focused on expanding into new industry verticals, pursuing opportunities for geographic growth globally, and further enhancing our technological platforms. Through these initiatives, we aim to position Sapientus as a leading provider of data-driven solutions, supporting a wide range of industries while strengthening our role as a trusted analytics partner worldwide.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Telecommunication Products & Services	$24,861,246	$29,384,841
SMS & MMS	$7,671,635	$2,545,126
DaGe Platform	$151,065	$—
Command & Communication	$159,961	$—
Total Cost of Revenue	$32,843,907	$31,929,967

We recorded $32,843,907 in costs of revenue for the year ended February 28, 2025, an increase of $913,940 or 3%, compared to the year ended February 29, 2024. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts, promotion and marketing initiatives to support user growth and vendor participation, particularly for new business segments which are reflected in our cost of revenue.

Gross Profit

Our gross profit for the year ended February 28, 2025 was $2,763,707, a decrease of $1,098,011 or 28%, compared to the year ended February 29, 2024. The significant decline in gross profit was primarily due to the higher margin product mix in the Telecommunication Product & Services segment during the prior period, particularly from our cloud business. In contrast, there were no contributions from the cloud business during the current year, which typically generates higher margin.

Amortization & Depreciation

We recorded depreciation of $156,497 for fixed assets for the year ended February 28, 2025, an increase of $85,888 or 121%, compared to the year ended February 29, 2024. The increase was due to the amortization of right-of-use assets.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Accounting	$330,021	$160,402
Consulting	$1,768,516	$1,953,170
Entertainment	$321,404	$283,046
IT	$64,945	$98,979
Rent	$22,746	$142,033
Salaries & Wages	$2,452,796	$2,044,348
Stock Option Compensation Expenses	$376,699	$544,803
Technical Fee	$144,202	$131,886
Travelling	$386,408	$305,331
Others	$578,034	$919,483
Total G&A Expenses	$6,445,771	$6,583,481

We recorded $6,445,771 in general and administrative expenses for the year ended February 28, 2025, a slight decrease of $137,710 or 2%, compared to the year ended February 29, 2024 The decrease reflects certain minor reclassifications made during the year to align expense recognition with the appropriate reporting periods. These adjustments were reflected through retained earnings and did not have a material impact on the current year’s financial results. Our general and administrative expenses primarily consists of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support our business growth and regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, and operational support across our business segment.

Marketing Costs

The following table sets forth the Company’s marketing costs for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Marketing Costs	$276,258	$140,052

We recorded $276,258 in marketing costs for the year ended February 28, 2025, an increase $136,206 or 97% compared to the year ended February 29, 2024. The majority of these marketing costs were incurred in promoting our newly launched Da Ge App platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Research & Development	$632,767	$699,559

We recorded $632,767 in research & development for the year ended February 28, 2025, as compared to $699,559 for the year ended February 29, 2024. The decrease of $66,792 or 10% was due to the savings from data access and usage fees charged by telecommunications company.

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

Over the course of 2023, Sapientus has made great strides on several fronts: market implementation, analytical advancement, and network engagement. These developments proceed in parallel with continued efforts to enrich our portfolio line-up towards fulfilling our commercialization potential and value creation objectives:

●	Deployment of an analytic engine within the leading reinsurer’s risk assessment and selection system.

-	Our rating models have been onboarded onto our partner’s innovative digital solutions platform as an embedded component of their underwriting engine. Through this pilot adoption, we brought forward both integrative as well as complementary value through injecting new data-driven insights and risk-scoring capabilities into our partner’s system. We believe this arrangement strategically positions Sapientus for further market recognition and partnership opportunities.

-	Currently, our rating models are being used by more than 20 major insurance companies, with increasing reach in terms of user base and business coverage as our reinsurer partner continues to actively engage more insurance clients and apply our model results across wider spectrums of product lines including medical and Critical Illness (CI) portfolios.

●	Model enhancement through calibration against empirical data - We have deepened our analytic capabilities in generating risk insights and behavioral understanding through sharpening our proprietary modelling tools with empirical insurance claims data, in conjunction with our partner’s medical as well as non-medical underwriting guidelines. The elevated intelligence of our system could empower our partners with a greater latitude of risk and value segmentation abilities critical for successful portfolio management.

●	Strengthening of existing strategic collaboration arrangements and broadening into new engagements - We continue to leverage our vast analytical assets and reinvent our capabilities to better serve existing partners as well as recruit new collaboration parties. As part of our new business and collaboration strategy, we have been actively developing and promoting new value propositions, such as offering proprietary analytic tools and insights that facilitate more effective sales profiling and creative product innovations, capturing a wider commercial audience.

●

Official patent recognition – Over the past four years, FMFCL has been granted eight patents by the National Copyright Administration of China (NCAC) in relation to Sapientus for the abovementioned model algorithms and technological infrastructure as well as insurance-oriented applications, for example, Risk Rating API Design, and Insurance Risk Assessment platform and Insurance Fraud Detection System. NCAC is the governing body for patent and copyright verification and approval in China. The Company’s successful applications for these patents validate Sapientus’s continuing innovation in data science and its application in the field of insurance, finance, and beyond, demonstrating the Company’s active participation and contributions to the industry.

Looking ahead, we are executing a deliberate strategy to expand the Sapientus brand beyond China, with an emphasis on building scalable, adaptable, and low-capital data-driven solutions that can serve diverse markets and industries globally. Our expansion efforts are designed to gradually strengthen our presence internationally while maintaining a flexible approach to market opportunities as they arise.

Research and development remains fundamental to our technology-oriented operations. We continue to invest consistently in innovation, recognizing that data science and advanced analytics are core to our long-term competitiveness. Through Sapientus, we are committed to reinforcing our technological leadership and enhancing our ability to deliver impactful solutions for our clients both within China and internationally.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Credit impairment loss	$439,613	$—

We recorded $439,613 in credit impairment loss for the year ended February 28, 2025, an increase $439,613 or 100% compared to the year ended February 29, 2024, reflecting a prudent assessment of expected credit loss based on updated evaluations of customer credit risk and overall credit exposure.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Share compensation expenses	$761,802	$185,406

We incurred fees of $761,802 in share issuance for consultants in consideration of the services which have been provided to the Company for the year ended February 28, 2025 as compared to $185,406 for the year ended February 29, 2024. The increase of $576,396 or 311% was due to the engagement of consultants to the Company that were compensated with shares of our common stock, the rationale for rewarding these consultants and advisors with shares is to minimize the usage of cash by the Company. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $8,712,708 in operating expenses for the year ended February 28, 2025 as compared to $7,679,407 in operating expenses for the year ended February 29, 2024. The increase of $1,033,301 or 13% for the year ended February 28, 2025 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $5,112,804 for the year ended February 28, 2025 and $3,811,503 for the year ended February 29, 2024. The increase in net loss attributable to the Company’s shareholders of $1,301,301 or 34% resulted primarily from the significant decline in gross profit which due to the higher margin product mix in the Telecommunication Product & Services segment during the prior period, particularly from our cloud business and some increases from the various expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 28, 2025 and February 29, 2024:

	As at February 28, 2025	As at February 29, 2024
Cash reserves	$1,128,135	$1,517,232
Working capital	$6,902,805	$11,602,192

At February 28, 2025, we had cash and cash equivalents of $1,128,135 as compared to cash and cash equivalents of $1,517,232 at February 29, 2024.

Our business model, particularly in mobile payment, requires periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, the expansion into areas such as cloud-based business, which features a longer collection cycle, as well as investments in other growth initiatives, has increased our accounts receivable and placed added pressure on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. We anticipate our cash on hand and cash equivalents, along with our revenues from operations, will support our ongoing operations and repayment of outstanding indebtedness in the near term. However, to sustain our growth and support strategic initiatives, including the rollout of our Command & Communication business and increase deposits with telecommunication companies, we will require additional capital. To support all these, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We may also explore entering into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity and/or debt securities on terms acceptable to us, or at all, in order to support the rollout of our Command & Communication business and increase our deposits with our telecommunications company client.

We did, however, raise $6,642,504 through a closing of a private placement of 1,095,000 shares of our common stock at a price of $1.50 per share and entered into a securities purchase agreement with certain institutional investors, which provided for the issuance and sale, in a registered direct offering by the Company of 3,333,336 shares of our common stock at a price of $1.50 per share, during the year ended February 28, 2025. In addition to these equity financings, we also obtained loan financing comprising approximately $1.59 million denominated in SGD, which provided additional working capital to support our operational and strategic initiatives.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Net cash used in operating activities	$(8,179,304)	$(7,327,320)
Net cash used in investing activities	$(4,115)	$(376)
Net cash provided by financing activities	$7,776,249	$(295,333)
Effect of exchange rates on cash & cash equivalents	$18,073	$(99,980)
Net increase (decrease) in cash and cash equivalents	$(389,097)	$(7,723,009)

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $851,984 in the year ended February 28, 2025 compared to the year ended February 29, 2024, primarily due to increase in accounts receivable of ($24,860,498) (2024: ($7,919,533)), increase in prepayment and deposit of ($1,365,105) (2024: ($1,525,857)), increase in inventories of ($137,354) (2024: nil) and decrease in lease liability of ($100,668) (2024: ($6,857)) offset by, decrease in other receivable of $1,399,140 (2024: ($65,266)), increase in accounts payable of $19,665,662 (2024: $5,168,763) and increase in accrual and other payables of $7,788,318 (2024: $499,252).

Cash Flow used in Investing Activities

During the year ended February 28, 2025, investing activities increased by $3,739 compared to the year ended February 29, 2024.

Cash Flow provided by Financing Activities

During the year ended February 28, 2025, net cash provided by financing activities was $7,776,249 compared to net cash used by financing activities of $295,333 during the year ended February 29, 2024. The increase was due to the receipt of subscription proceeds to purchase 1,095,000 shares of our common stock at $1.50 per share on a private placement basis and a registered direct offering by the Company of 3,333,336 shares of our common stock at $1.50 per share.

The Company received some short-term loan facilities of an aggregate of SGD$2,120,000. On February 14, 2025, the Company repaid 2 short-term loans of SGD$370,000 and SGD$250,000.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On March 3, 2025, we issued 27,500 shares of our common stock at a deemed price of $1.86 per share to one entity pursuant to a consulting agreement.

On May 28, 2025, we issued an aggregate of 940,000 shares of our common stock at a price of $2.50 per share to eight individuals due to the closing of a private placement for aggregate gross proceeds of $2,350,000. The proceeds from the private placement offering will be used for general corporate and working capital purposes.

In connection with the closing of the private placement on May 28, 2025, we paid cash finder’s fees of $235,000 to one non-U.S. individual.

Outstanding Share Data

At May 23, 2025, we have 57,581,186 issued and outstanding shares of common stock.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company, and its wholly-owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

In connection with the preparation of our consolidated financial statements for the year ended February 28, 2025, we identified accounting errors related to revenue and stock options. The accumulated deficit as of February 28, 2023, Consolidated Balance Sheet as of February 29, 2024, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the fiscal year ended February 29, 2024, have been restated to correct the errors. We evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to our previously issued consolidated financial statements for any of the prior quarters or annual periods in which they occurred. See Note 16 of the notes to our consolidated financial statements for further discussion.

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

ASC 260, Earnings Per Share (“ASC 260”), requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

For the year ended February 28, 2025

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FingerMotion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the Company) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, Stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2025 and February 29, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2025 and February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matters

The February 29, 2024 consolidated financial statements, which were audited by another auditor, have been restated (See Note 16).

/s/ CT International LLP

We have served as the Company’s auditor since 2024

San Francisco, California

May 29, 2025

FingerMotion, Inc.

Consolidated Balance Sheets

	February 28,	February 29,
	2025	2024 (Restated)
ASSETS

Current Assets
Cash and cash equivalents	$1,128,135	$1,517,232
Accounts receivable, net	32,659,437	8,588,538
Inventories	136,020	—
Prepayment and deposit	7,016,803	5,734,744
Other receivables	1,096,965	2,515,593
Total Current Assets	42,037,360	18,356,107
Non-current Assets
Equipment	23,260	45,706
Intangible assets	9,758	30,456
Right-of-use asset	126,581	13,734
Deferred tax asset	6,623,492	—
Total Non-current Assets	6,783,091	89,896
TOTAL ASSETS	$48,820,451	$18,446,003

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$24,560,361	$5,153,359
Accrual and other payables	9,323,641	1,595,760
Loan payable, current portion	1,133,745	—
Lease liability, current portion	116,808	4,796
Total Current Liabilities	35,134,555	6,753,915
Non-current Liabilities
Lease liability, non-current portion	9,986	—
Deferred tax liabilities	16,954	—
Total Non-current Liabilities	26,940	—
TOTAL LIABILITIES	$35,161,495	$6,753,915

STOCKHOLDERS’ EQUITY
Preferred stock, par value $ 0.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $ 0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 57,141,186 shares and 52,545,350 issued and outstanding at February 28, 2025 and February 29, 2024 respectively	5,714	5,254
Additional paid-in capital	47,304,416	40,292,778
Additional paid-in capital - stock options	1,473,996	1,233,619
Accumulated deficit	(34,187,384)	(29,074,580)
Accumulated other comprehensive income	(943,276)	(767,011)
Stockholders’ equity before non-controlling interests	13,653,466	11,690,060
Non-controlling interests	5,490	2,028
TOTAL STOCKHOLDERS’ EQUITY	13,658,956	11,692,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,820,451	$18,446,003

The accompanying notes are an integral part of these consolidated financial statements.

FingerMotion, Inc.

Consolidated Statements of Operations

	Year Ended
	February 28,	February 29,
	2025	2024 (Restated)
Revenue	$35,607,614	$35,791,685
Cost of revenue	(32,843,907)	(31,929,967)

Gross profit	2,763,707	3,861,718

Amortization & depreciation	(156,497)	(70,909)
General & administrative expenses	(6,445,771)	(6,583,481)
Marketing cost	(276,258)	(140,052)
Research & development	(632,767)	(699,559)
Credit impairment loss	(439,613)	—
Stock compensation expenses	(761,802)	(185,406)
Total operating expenses	(8,712,708)	(7,679,407)
Net loss from operations	(5,949,001)	(3,817,689)

Other income (expense):
Interest income	87,063	62,646
Interest expense	(164,059)	(121,451)
Exchange rate gain (loss)	15,738	(1,857)
Other income	21,796	66,334
Total other income (expense)	(39,462)	5,672

Net Loss before income tax	$(5,988,463)	$(3,812,017)
Income tax benefit	879,121	—
Net Loss	$(5,109,342)	$(3,812,017)

Less: Net profit (loss) attributable to the non-controlling interest	3,462	(514)
Net loss attributable to the Company’s stockholders	$(5,112,804)	$(3,811,503)

Other comprehensive income:
Foreign currency translation adjustments	(176,265)	(375,319)
Comprehensive loss	$(5,289,069)	$(4,186,822)
Less: comprehensive income (loss) attributable to non-controlling interest	(602)	450
Comprehensive loss attributable to the Company	$(5,288,467)	$(4,187,272)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.09)	$(0.07)
Loss Per Share - Diluted	$(0.09)	$(0.07)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.09)	$(0.07)
Loss Per Share - Diluted	$(0.09)	$(0.07)

Weighted Average Common Shares Outstanding - Basic	55,613,386	52,168,747
Weighted Average Common Shares Outstanding - Diluted	55,613,386	52,168,747

The accompanying notes are an integral part of these consolidated financial statements.

FingerMotion, Inc.

Consolidated Statement of Stockholders’ Equity

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024 (As restated)	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

Common stock issued for cash	4,428,336	443	6,642,061	—	—	—	6,642,504	—	6,642,504
Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Additional paid-in capital - stock options	—	—	—	240,377	—	—	240,377	—	240,377
Accumulated other comprehensive income	—	—	—	—	—	(176,265)	(176,265)	—	(176,265)
Net loss	—	—	—	—	(5,112,804)	—	(5,112,804)	3,462	(5,109,342)

Balance at February 28, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2023 (As originally reported)	49,432,214	4,943	37,406,415	632,664	(24,691,314)	(391,692)	12,961,016	11,284	12,972,300
Prior Period Adjustments	—	—	—	—	(571,763)	15,351	(556,412)	(8,742)	(565,154)
Balance at March 1, 2023 (As restated)	49,432,214	4,943	37,406,415	632,664	(25,263,077)	(376,341)	12,404,604	2,542	12,407,146

Common stock issued for cash	280,000	28	839,972	—	—	—	840,000	—	840,000
Common stock issued for professional service	155,000	15	285,472	—	—	—	285,487	—	285,487
Execution of convertible notes	2,465,816	247	1,682,466	—	—	—	1,682,713	—	1,682,713
Cashless exercise of warrants	121,422	12	(12)	—	—	—	—	—	—
Deemed net-stock exercise of options	90,898	9	78,465	(78,474)	—	—	—	—	—
Additional paid-in capital - stock options	—	—	—	679,429	—	—	679,429	—	679,429
Accumulated other comprehensive income	—	—	—	—	—	(390,670)	(390,670)	—	(390,670)
Net loss	—	—	—	—	(3,811,503)	—	(3,811,503)	(514)	(3,812,017)

Balance at February 29, 2024 (As restated)	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

The accompanying notes are an integral part of these consolidated financial statements.

FingerMotion, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 29,
	2025	2024 (Restated)
Net loss	$(5,109,342)	$(3,812,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	609,971	263,286
Amortization and depreciation	46,707	70,909
Amortization of right-of-use assets	109,790	—
Provision for expected credit losses	439,613	—
Deferred income taxes	(6,665,539)	—

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(24,860,498)	(7,919,533)
(Increase) decrease in prepayment and deposit	(1,365,105)	(1,525,857)
(Increase) decrease in other receivable	1,399,140	(65,266)
(Increase) decrease in inventories	(137,354)	—
Increase (decrease) in accounts payable	19,665,662	5,168,763
Increase (decrease) in accrual and other payables	7,788,318	499,252
Increase (decrease) in due to lease liability	(100,668)	(6,857)
Net Cash used in operating activities	(8,179,304)	(7,327,320)

Cash flows from investing activities
Purchase of equipment	(4,115)	(376)
Net cash used in investing activities	(4,115)	(376)

Cash flows from financing activities
Repayment of convertible notes	—	(1,135,333)
Proceed from loan payable	1,596,806	—
Repayment of loan payable	(463,061)	—
Common stock issued for cash	6,642,504	840,000
Net cash provided by (used in) financing activities	7,776,249	(295,333)
Effect of exchange rates on cash and cash equivalents	18,073	(99,980)
Net change in cash	(389,097)	(7,723,009)

Cash at beginning of year	1,517,232	9,240,241
Cash at end of year	$1,128,135	$1,517,232
Major non-cash transactions:
Execution of convertible note / Conversion of loan payables to shares	$—	$1,682,713
Supplemental disclosures of cash flow information:
Interest paid	$164,059	$36,634
Taxes paid	$8,941	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014, under the laws of the State of Delaware. The Company then offered management and consulting services to residential and commercial real estate property owners who rent or lease their property to third-party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017, after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (“FMCL”), a Hong Kong corporation formed on April 6, 2016, that is an information technology company which then specialized in operating and publishing mobile games.

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

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly-owned subsidiary of the Company.

On October 16, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire operational control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of JiuGe Technology.

On March 7, 2019, JiuGe Technology also acquired 99% of the equity interest of Beijing XunLian (“BX”), a subsidiary that provides bulk distribution of SMS messages for JiuGe customers at discounted rates.

Finger Motion Financial Company Limited was incorporated on January 24, 2020, and is 100% owned by FingerMotion, Inc. The company has been activated for the insurtech business during the last quarter of the fiscal year 2021where the Big Data division secured its first contract and recorded revenue.

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

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying consolidated financial statements of the Company as of February 28, 2025 and February 29, 2024:

Assets and liabilities of the VIE

	February 28, 2025	February 29, 2024
Current assets	$9,647,455	$10,578,657
Non-current assets	512,958	53,109
Total assets	$10,160,413	$10,631,766

Current liabilities	$12,925,255	$9,654,896
Non-current liabilities	26,940	—
Total liabilities	$12,952,195	$9,654,896

Assets and liabilities of the VIE Subsidiaries

	February 28, 2025	February 29, 2024
Current assets	$29,073,164	$4,826,781
Non-current assets	5,598,659	6,088
Total assets	$34,671,823	$4,832,869

Current liabilities	$34,137,259	$9,181,719
Non-current liabilities	—	—
Total liabilities	$34,137,259	$9,181,719

Note 2 - Summary of Principal Accounting Policies (Continued)

Operating Result of VIE

	For the Year Ended February 28, 2025	For the Year Ended February 29, 2024
Revenue	$4,548,991	$18,032,927
Cost of revenue	(3,687,430)	(11,820,554)
Gross profit (loss)	$861,561	$6,212,373

Amortization and depreciation	(133,091)	(25,243)
General and administrative expenses	(1,899,146)	(2,193,054)
Marketing cost	(95,829)	(22,555)
Research & development	(298,345)	(316,479)
Credit impairment loss	(87,409)	—
Total operating expenses	$(2,513,820)	$(2,557,331)

Profit (loss) from operations	$(1,652,259)	$3,655,042

Interest income	86,907	62,078
Other income	19,701	69,781
Total other income (expense)	$106,608	$131,859

Tax expense	354,229	—

Net profit (loss)	$(1,191,422)	$3,786,901

Operating Result of VIE Subsidiaries

	For the Year Ended February 28, 2025	For the Year Ended February 29, 2024
Revenue	$31,053,615	$15,199,260
Cost of revenue	(29,151,468)	(20,109,413)
Gross profit (loss)	$1,902,147	$(4,910,153)

Amortization and depreciation	(956)	(967)
General and administrative expenses	(816,590)	(335,575)
Marketing cost	(180,429)	(117,498)
Research & development	(88,017)	(82,488)
Credit impairment loss	(333,228)	—
Total operating expenses	$(1,419,220)	$(536,528)

Profit (loss) from operations	$482,927	$(5,446,681)

Interest income	27	363
Other income (expense)	1,253	(3,447)
Total other income (expense)	$1,280	$(3,084)

Tax expense	(137,987)	—

Net profit (loss)	$346,220	$(5,449,765)

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

Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for detailing the Company’s business segments. Based on the criteria established by ASC 280, The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, specifically the Company’s CEO and CFO, for making decisions, allocating resources and assessing performance. The Company does not distinguish revenues, costs and expenses between segments in its internal reporting, but instead reports costs and expenses by nature as a whole. Based on the management’s assessment, the Company determines that it has only one operating segment and therefore one reportable segment as defined by ASC 280. Furthermore, the whole of the Group’s revenue is derived in or from China with all operation being carried out in China, and the Company’s long-lived assets are located in China, no geographical segments are presented. As such, all financial segment information required by the authoritative guidance can be found in these consolidated financial statements.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies (China Renminbi, Singapore dollar and Hongkong dollar), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect at each period end. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss)as a component of stockholders’ equity.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3 - 10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Accounts Receivable, Net

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to note 8 for allowances for credit losses recognized in profit or loss by the Company during the years ended February 28, 2025 and February 29, 2024.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and other receivable. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

For year ended February 28, 2025, the Company sold about 91% of its total revenue to three major customers and the amounts due from these companies represent approximately 92% of the total accounts receivable at February 28, 2025.

For the years ended February 29, 2024, the Company sold about 74% of its total revenue to five major customers and the amounts due from these companies represent approximately 86% of the total accounts receivable at February 29, 2024.

For year ended February 28, 2025, the Company purchased about 93% of its total purchase from three major suppliers and the amounts due to these companies represent approximately 83% of the total accounts payable at February 28, 2025.

For the years ended February 29, 2024, the Company purchased about 74 % of its total purchase from four major suppliers. The amounts due to these companies represent approximately 49% of the total accounts payable at February 29, 2024.

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

Cost of Revenue

Cost of revenue consists of telecommunication products and services, and SMS & MMS business for operators or other suppliers, and purchase cost of emergency equipment for command and communication.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for Sapientus include compensation, employee benefits, stock-based compensation, materials and components purchased for research and development.

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, professional service fees, allocation of facility costs, depreciation and amortization associated with general selling and administrative overhead activities.

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

Recently Issued Accounting Pronouncements

(i)	Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU on March 1, 2024, which did not have a material impact on the Company’s consolidated financial statements. Refer to Note 2, Segment Reporting for the inclusion of the new required disclosures.

(ii)	Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. A reporting entity is required to 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e); 2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

 Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $34,187,384 and $29,074,580 as at February 28, 2025 and February 29, 2024 respectively, and had a net loss of $5,109,342 and $3,812,017 for the years ended February 28, 2025 and February 29, 2024, respectively.

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

Note 4 - Revenue

We recorded $35,607,614 and $35,791,685 in revenue, respectively, for the years ended February 28, 2025 and February 29, 2024.

	For the Year Ended February 28, 2025	For the Year Ended February 29, 2024
Telecommunication Products & Services	$27,205,347	$32,790,946
SMS & MMS	8,191,308	2,672,826
DaGe Platform	80,592	—
Command & Communication	188,576	—
Big Data	(58,209)	327,913
	$35,607,614	$35,791,685

Note 5 – Equipment

At February 28, 2025 and February 29, 2024, the company has the following amounts related to tangible assets:

	February 28, 2025	February 29, 2024
Equipment	$103,945	$117,961
Less: accumulated depreciation	(80,685)	(72,255)
Net equipment	$23,260	$45,706

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 28, 2025 and February 29, 2024 totaled $26,249 and $30,536, respectively.

Note 6 – Intangible Assets

At February 28, 2025 and February 29, 2024, the company has the following amounts related to intangible assets:

	February 28, 2025	February 29, 2024

Licenses	$—	$200,000
Mobile applications	201,993	204,684
	201,993	404,684
Less: accumulated amortization	(192,235)	(374,228)
Net intangible assets	$9,758	$30,456

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended February 28, 2025 and February 29, 2024 totaled $20,458 and $40,373, respectively.

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

	February 28, 2025	February 29, 2024

Deposit	$6,631,704	$5,192,533
Prepayment	385,099	542,211
	$7,016,803	$5,734,744

Note 8 – Accounts Receivable, net

	February 28, 2025	February 29, 2024

Accounts receivable	$33,094,782	$8,588,538
Less: allowance for credit losses	(435,345)	—
	$32,659,437	$8,588,538

The Company normally allows credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Board of Directors.

Activities related to allowance for credit losses are presented below.

	February 28, 2025	February 29, 2024

At beginning of year	$—	$—
Provision for the year	435,345	—
At end of year	$435,345	$—

Note 9 – Other Receivables

	February 28, 2025	February 29, 2024
Other receivables represent:
Advances to suppliers	$745,935	$1,491,348
Security deposit	336,558	1,015,489
Others	14,472	8,756
Other receivables	$1,096,965	$2,515,593

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 28, 2025.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	February 28, 2025	February 29, 2024
Right-of-use asset
Right-of-use asset, net	$126,581	$13,734

Lease Liability
Current lease liability	$116,808	$4,796
Non-current lease liability	9,986	—
Total lease liability	$126,794	$4,796

Remaining lease term and discount rate	February 28, 2025
Weighted-average remaining lease term	14 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of February 28, 2025:

2026	$120,309
2027	10,026
Less: imputed interest	(3,541)
$126,794

The following summarizes cash flow information related to leases for the year ended February 28, 2025:

Cash paid for amounts included in the

measurement of lease liabilities:

Operating cash flows from leases $ 124,400

Note 11 - Common Stock

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

As of February 28, 2025, and February 29, 2024, there were 57,141,186 and 52,545,350 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Stock Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at February 28, 2025, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 29, 2024	513,312	$5.21
Expired	(475,000)	5.00
Issued in Connection with December 2024 Offering	5,000,004	1.50
Issued in Connection with December 2024 Offering	250,000	1.88
Balance, February 28, 2025	5,288,316	$1.56

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

A summary of stock purchase warrants outstanding and exercisable as at February 28, 2025 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
8.22	28,312	0.68	November 4, 2025
6.70	10,000	0.73	November 21, 2025
1.50	5,000,004	4.82	December 23, 2029
1.88	250,000	4.82	December 23, 2029
1.56	5,288,316

Stock Options

On December 28, 2021, the Company granted an aggregate of4,545,000 stock options pursuant to the Company’s 2021 Stock Incentive Plan having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant. At our annual meeting of stockholders held on February 17, 2023, the stockholder approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84. The strike price adjustment did not affect the fair value.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 28, 2025	February 29, 2024
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	1.83	2.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 28, 2025	February 29, 2024
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	3.41	4.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

A continuity schedule of outstanding stock options as at February 28, 2025, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 29, 2024	6,039,100	$4.18
Cancelled/Forfeited	—	—
Balance, February 28, 2025	6,039,100	$4.18

Stock Options (continued)

The table below sets forth the number of issued shares and cash received upon exercise of stock options:

	February 28, 2025	February 29, 2024
Number of Options Exercised on Forfeiture Basis	—	89,502
Number of Options Exercised on Cash Basis	—	—
Total Number of Options Exercised	—	89,502

Number of Shares Issued on Cash Exercise	—	—
Number of Shares Issued on Forfeiture Basis	—	90,898
Total Number of Shares Issued Upon Exercise of Options	—	90,898

Cash Received from Exercise of Stock Options	$—	$—
Total Intrinsic Value of Options Exercised	$—	$—

A continuity schedule of outstanding unvested stock options at February 28, 2025, and the changes during the period, is as follows

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 29, 2024	3,547,200	$5.34
Vested – July 28, 2024	(529,700)	$4.58
Vested – December 28, 2024	(714,200)	$6.46
Balance, February 28, 2025	2,303,300	$5.47

As at February 28, 2025, the aggregate intrinsic value of the outstanding stock options granted on 28 December 2021 was estimated at $0 as the current price as of February 28, 2025 is $1.19 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of February 28, 2025 is lower than the strike price.

A summary of stock options outstanding and exercisable as at February 28, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at February 28, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at February 28, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$7.00 to $9.00	3,390,600	$3.84	1.83	2,676,400	$3.84	1.83
$4.00 to $5.00	2,648,500	$4.62	3.41	1,059,400	$4.62	3.41
	6,039,100			3,735,800

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 28, 2025	February 29, 2024
Numerator – basic and diluted
Net Loss	$(5,109,342)	$(3,812,017)
Denominator
Weighted average number of common shares outstanding —basic	55,613,386	52,168,747
Weighted average number of common shares outstanding —diluted	55,613,386	52,168,747
Loss per common share — basic	$(0.09)	$(0.07)
Loss per common share — diluted	$(0.09)	$(0.07)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 28, 2025 and February 29, 2024.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the years ended February 28, 2025 and February 29, 2024.

The People’s Republic of China (PRC)

JiuGe Management, Beijing XunLian, Shanghai TengLian JiuJiu and Shanghai KeShunXiang were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Technology was incorporated in the People’s Republic of China and subject to PRC income tax at 15% as high-tech enterprise.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for years ended February 28, 2025 and February 29, 2024, are as follows:

	For the years ended
	February 28, 2025	February 29, 2024

U.S. statutory tax rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0%)	(21.0%)
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(10.0%)	(25.0%)
Effective tax rate	15.0%	0.0%

Note 13 – Income Taxes (continued)

At February 28, 2025 and February 29, 2024, the valuation allowance was $3,188,969.

	February 28, 2025	February 29, 2024

Current tax	$5,786,417	$—
Deferred tax benefit	(6,665,538)	—
Total provision for (benefit from) income tax expense	$(879,121)	$—

The reconciliations of income tax expenses computed by applying the statutory income tax rates, ranging from 15% to 25%, to the Company’s income tax expenses for the presented years are as follows:

	February 28, 2025	February 29, 2024

Loss before income tax expenses	$(5,988,461)	$(3,823,361)
Income tax credit computed at various statutory income tax rate (15% to 25%)	(1,035,381)	—
Reconciling items:
Tax incentive – R&D Credit	(144,047)	—
Income not subject to tax in China	(11,118)	—
Non-deductible expenses	311,425	—
Total provision for (benefit from) income tax	$(879,121)	$—

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The significant components of the Company’s deferred tax account balances are as follows:

	February 28, 2025	February 29, 2024

Deferred tax assets
Net operating losses carryforward	$3,316,740	$2,677,168
Accruals and reserves	6,476,962	511,082

Lease liability	19,029	719
Total deferred tax assets	9,812,461	3,188,969

Less: Valuation allowance	3,188,969	3,188,969

Total deferred tax assets, net of valuation allowance	6,623,492	—
Deferred tax liabilities
Right-of-use asset	(16,954)	—
Total deferred tax liabilities	(16,954)	—

Net deferred tax assets (liabilities)	$6,606,538	$—

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

On February 14, 2025, the Company repaid 2 short-term loans of SGD$370,000 and SGD$250,000.

Note 16 - Restatement of Previously Issued Financial Statements

The accumulated deficit as of February 28, 2023, Consolidated Balance Sheet as of February 29, 2024, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the fiscal year ended February 29, 2024, have been restated for errors made with regard to revenue and stock options further described below. In accordance with ASC 250 – Accounting Changes and Error Corrections and Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has evaluated the materiality of the error and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for any of the prior quarters or annual periods in which they occurred.

The following is a description of the areas in which the errors were identified and for which we made correcting adjustments to our Consolidated Financial Statements.

(1)	Revenue - Upon further review of the classification and timing of certain customer payments, we refined our revenue recognition approach to better align with the performance obligations specified in the underlying contracts. These refinements included reclassifying certain amounts as prepayments and addressing instances of over-recognition of revenue, where revenue was previously recognized ahead of the fulfillment of related performance obligations. The adjustments ensure that revenue is recognized in a manner that more accurately reflects the timing and substance of service delivery.

(2)	Stock options - As part of our review of stock-based compensation, we refined certain assumptions used in the valuation and accounting treatment of stock option grants. These refinements resulted in adjustments to better reflect the expense recognition in accordance with applicable accounting standards and ensure consistency with our current methodology.

Note 16 - Restatement of Previously Issued Financial Statements (continued)

The following table presents the effect or restatements of the Company’s previously issued consolidated balance sheet:

	As of February 29, 2024
	As Previously Reported	Adjustments	As Restated
Account receivable, net	9,153,692	(565,154)	8,588,538
Prepayment	5,538,401	196,343	5,734,744
Accumulated Deficit	(28,448,833)	(625,747)	(29,074,580)
Accumulated Other Comprehensive Income	(782,362)	15,351	(767,011)
Additional Paid-in Capital – Stock Options	1,037,276	196,343	1,233,619

The following table presents the effect of the restatements and reclassification on the Company’s previously issued and reported consolidated statement of operations:

	As of February 29, 2024
	As Previously Reported	Adjustments	As Restated
Less: Net profit attributable to the non-controlling interest	(54,498)	53,984	(514)
Net loss attributable to the Company’s shareholders	(3,757,519)	(53,984)	(3,811,503)
Foreign currency translation adjustments	(390,670)	15,351	(375,319)
Comprehensive loss	(4,148,189)	(38,633)	(4,186,822)
Less: comprehensive income (loss) attributable to non-controlling interest	260	190	450
Comprehensive loss attributable to the Company	(4,148,449)	(38,823)	(4,187,272)

The following table presents the effect or restatements of the Company’s previously issued and reported Consolidated Statement of Stockholders’ Equity:

	Shares	Amount	Capital paid in excess of par value	APIC - Stock Options	Accumulated Deficit	Accumulated OCI	Stockholder’s Equity	NCI	Total
Balance at February 29, 2024, as previously stated	52,545,350	5,254	40,292,778	1,037,276	(28,448,833)	(782,362)	12,104,113	(43,214)	12,060,899

Prior period adjustment	—	—	—	—	(571,763)	15,351	(556,412)	(8,742)	(565,154)

Effect of reclassification to net loss	—	—	—	—	(53,984)	—	(53,984)	53,984	—

Correction of stock incentive plan recognition	—	—	—	196,343	—	—	196,343	—	196,343

Balance at February 29, 2024, as restated	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

The following table presents the effect of the restatements of the Company’s previously issued consolidated statement of cash flows:

	As of February 29, 2024
	As Previously Reported	Adjustments	As Restated
Share based compensation expenses	730,209	(466,923)	263,286
(Increase) decrease in accounts receivable	(7,855,567)	(63,966)	(7,919,533)
(Increase) decrease in prepayment and deposit	(1,507,836)	(18,021)	(1,525,857)
(Increase) decrease in other receivable	(1,444,834)	1,379,568	(65,266)
Increase (decrease) in accounts payable	5,126,949	41,814	5,168,763
Increase (decrease) in accrual and other payables	495,042	4,210	499,252
Increase (decrease) in due to lease liability	(6,802)	(55)	(6,857)
Net Cash Used in Operating Activities	(8,203,947)	876,627	(7,327,320)
Effect of exchange rates on cash and cash equivalents	776,647	(876,627)	(99,980)

Note 17 – Subsequent Events

On March 3, 2025, the Company issued 27,500 shares of its common stock at a deemed price of $1.86 per share to one entity pursuant to a consulting agreement.

On May 28, 2025, the Company issued an aggregate of 940,000 shares of its common stock at a price of $2.50 per share to eight individuals due to the closing of a private placement for aggregate gross proceeds of $2,350,000.

Except for the above, the Company has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 10, 2024, our Board of Directors as well as our Audit Committee approved and authorized the termination of Centurion ZD CPA & Co. (“Centurion”), as our independent registered public accounting firm. On the same date, our Board of Directors as well as our Audit Committee approved and authorized the engagement of the accounting firm of CT International LLP (“CT International”), as our new independent registered public accounting firm.

Centurion’s report on our financial statements dated May 29, 2024, for the two most recent fiscal years ended February 29, 2024 and February 28, 2023, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the two most recent fiscal years ended February 29, 2024 and February 28, 2023, and in the subsequent interim period through the effective date of termination of Centurion on September 10, 2024, there were no disagreements, resolved or not, with Centurion on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Centurion, would have caused Centurion to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years.

During our two most recent fiscal years ended February 29, 2024 and February 28, 2023 and in the subsequent interim period through the effective date of termination of Centurion on September 10, 2024, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years ended February 29, 2024 and February 28, 2023 and the subsequent interim period through the effective date of appointment of CT International on September 10, 2024, we had not, nor had any person on our behalf, consulted with CT International regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had CT International provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

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

Based on such evaluation of our disclosure controls and procedures as of February 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of February 28, 2025. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of February 28, 2025, were not effective.

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses in 2023, including implementing measures designed address the control deficiencies. While progress has been made in designing and implementing these controls, testing and validating their effectiveness has yet to commence.  The remediation actions include:

●

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

●	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of February 28, 2025 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our fourth quarter ended February 28, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

On December 16, 2021, the Public Company Accounting Oversight Board (“PCAOB”) published a report of its formal determinations (the “Determinations”) to the effect that it was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these Determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the United States Holding Foreign Companies Accountable Act (“HFCAA”). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in our Annual Report on Form 10-K for the years ended February 28, 2023 and 2022 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong and therefore identified in Appendix B. It followed that, in June 2022, we were identified as a Commission-Identified Issuer on the SEC’s “Conclusive list of issuers identified under the HFCAA”.

On December 15, 2022, the PCAOB, after determining that it was now able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong, voted to vacate the Determinations. On December 18, 2022, the SEC announced that due to the December 15, 2022 action by the PCAOB, and until such time as the PCAOB issues any new determination, there are no SEC-reporting companies at risk of having their securities subject to a trading prohibition under the HFCAA. As such, as of the date of this filing of this Annual Report on Form 10-K, the Company is not a Commission Identified Issuer under the HFCAA and is not subject to having its Common Stock delisted under HFCAA. In addition, on September 10, 2024, we appointed CT International LLP, based in San Francisco, CA, to replace Centurion ZD CPA & Co. as our independent registered public accounting firm. As a result, we are no longer required to comply with HFCAA submission or disclosure requirements in our Annual Report on Form 10-K covering the fiscal year ended February 28, 2025.

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

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen President, CEO & Director	55	CEO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

Yew Hon Lee CFO, Secretary & Treasurer	56	CFO of FingerMotion, Inc. (Dec. 11, 2020 to present); CFO of Cubinet Interactive Group of Companies (2006 to November 2020).

Hsien Loong Wong Director	50	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Yew Poh Leong Director	71	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Eng Ho Ng Director	72	Director of FingerMotion, Inc. (Dec. 11, 2020 to present); Non-Executive Chairman of ZWEEC Analytics Pte Ltd. (Feb 2020 to present); Director of TNG Fintech Group (Jan 2018 to present).

Tuck Seng Low Director	66	Director of FingerMotion, Inc. (Feb. 28, 2025 to present);

Li Li Legal Representative and General Manager of JiuGe Technology	46	Legal Representative and General Manager of JiuGe Technology (Jan. 2018 to present); Advisor to Shenzhen WuYiKa Technology Co., Ltd. (Jan. 2017 to Dec. 2017); Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. (July 2015 to Dec. 2016)

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

Tuck Seng Low - Mr. Low was appointed as a Board member on February 28, 2025. Mr. Low has served as an adviser to large corporations, financial institutions, Government owned/related entities, private equity firms, hedge funds and companies in various sectors, mainly with a common thread of operating or having an interest in Asia and Europe. In his career, he has worked for and held senior positions including leadership roles in British, Swiss, French, Japanese and Singaporean companies in local, regional and global capacities, mainly out of London, Zurich and Hong Kong. Until 2015, Mr. Low was Chairman of Global Wealth Solutions AG (Zug/Zurich), a Swiss advisory firm. Prior to assuming this role, he was Managing Director of Frey Capital AG (Zurich), a Swiss corporate finance company which he co-founded, from 2006 to 2010.From 2002 to 2006, he was a founding partner of STAC Partners, a UK regulated firm focused on private equity, venture capital, real estate and hedge funds. He was previously charged with corporate venturing at a Singapore Government-linked group, Keppel T&T, as Director of Corporate Finance from 1999 to 2001. He was also privately involved in proprietary ventures in business intelligence, B2B exchanges and wireless offerings. Mr. Low commenced his career in the securities industry in 1987 in the City of London and worked as a research analyst for two stockbroking firms before moving into investment banking at Paribas Capital Markets. He joined Daiwa Securities in London in 1992 where he served as Co-Head of Privatization before transferring to Hong Kong in 1995 as Head of Origination. Mr. Low completed a foundation program in accounting in 1977 at Kingston Polytechnic (known since 1992 as Kingston University London), and also attended various accountancy colleges in London, England, between 1981 and 1987. He became a Certified Accountant (Association of Chartered Certified Accountants) in June 1987. He qualified as a Certified Accountant (Association of Chartered Certified Accountants) in June 1987. He is a Chartered Fellow of the Chartered Institute for Securities and Investment, UK.

Mr. Low devotes approximately 15% of his time to the Company.

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

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
Finger Motion Company Limited	Hong Kong	3
Finger Motion (CN) Limited	Hong Kong	0
Finger Motion Financial Company Limited	Hong Kong	6
Shanghai JiuGe Business Management Co., Ltd.	PRC	1
Shanghai JiuGe Information Technology Co., Ltd.	PRC	25
Beijing XunLian TianXia Technology Co., Ltd.	PRC	0
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.	PRC	19
Shanghai KeShunXiang Automobile Service Co., Ltd.	PRC	10

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2025, except as follows:

Name	Position Held	Late or Unfiled Report
Tuck Seng Low	Director	Unfiled Form 3

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, are independent directors within the meaning of the NASDAQ listing standards: Hsien Loong Wong, Yew Poh Leong, Eng Ho Ng and Tuck Seng Low.

Committees of the Board of Directors

Our Board of Directors currently has four committees, the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee and the Risk and Information Security Committee.

Audit Committee

On December 15, 2021, the Board of Directors adopted a new Audit Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(c)(1), and has established an Audit Committee, which operates under its Audit Committee Charter. The Company’s Audit Committee consists of Yew Poh Leong (chair), Eng Ho Ng and Tuck Seng Low. Each member of the Audit Committee satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee financial expert is Yew Poh Leong who qualifies as an “audit committee financial expert” within the meaning of the SEC Rule 10A-3 and possesses financial sophistication within the meaning of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021. The Audit Committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

On December 15, 2021, the Board of Directors adopted a new Nominating and Corporate Governance Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(e)(2), and has established a corporate governance committee (the “N&CG Committee”) which operates under its Nominating and Corporate Governance Committee Charter. The N&CG Committee is currently comprised of Yew Poh Leong (chair), Eng Ho Ng, Hsien Loong Wong and Tuck Seng Low. The N&CG Committee is responsible for (i) identifying and recommending to the Board, individuals qualified to be nominated for election to the Board; (ii) recommending to the Board, the members and chairperson for each Board committee; and (iii) periodically reviewing and assessing the Company’s corporate governance principles contained in the Nominating and Corporate Governance Committee Charter and making recommendations for changes thereto to the Board. The N&CG Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

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

Compensation Committee

On December 15, 2021, the Board of Directors adopted a new Compensation Committee Charter which complies with the requirements of Nasdaq Listing Rule 5605(d)(1) and the Board of Directors has established a Compensation Committee (the “Compensation Committee”). The Compensation Committee is comprised of Yew Poh Leong, Eng Ho Ng, Hsien Loong Wong (chair) and Tuck Seng Low. The Compensation Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021.

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

Risk and Information Security Committee

On May 22, 2024, the Board of Directors adopted a new Risk and Information Security Committee Charter and the Board of Directors has established a Risk and Information Security Committee (the “RIS Committee”). The RIS Committee is comprised of Yew Poh Leong, Eng Ho Ng, Hsien Loong Wong and Tuck Seng Low (Chair). The RIS Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as Exhibit 99.2 to our Annual Report on Form 10-K filed with the SEC on May 29, 2024.

The RIS Committee assists the Board of Directors of the Company by overseeing and reviewing (i) internal controls to protect information and proprietary assets, and (ii) risk governance, including the enterprise risk management framework, risk policies and risk tolerances.

The RIS Committees’ specific duties include:

●	Reviewing information security and cyber threat policies with the IT Manager and management;

●	Assessing frameworks to prevent, detect, and respond to cyber-attacks, and identifying vulnerabilities;

●	Evaluating policies and frameworks for access controls, incident response, business continuity, disaster recovery, and IT asset protection;

●	Reviewing employee education programs on information security issues;

●	Receiving reports on assessments from the IT Manager and other departments;

●	Approving the risk governance structure, enterprise risk management framework, key risk policies, and critical risk tolerances;
●	Discussing major risk exposures with management and the CFO;

●	Approving the internal audit work plan;

●	Receiving reports on risk management reviews and assessments from relevant departments;

●	Reporting regularly to the Board of Directors and reviewing significant issues;

●	Making recommendations to the Board as necessary; and

●	Annually reviewing and updating the RIS Committee’s Charter.

Insider Trading and Hedging Transactions

On December 15, 2021, the Board of Directors adopted a Securities Trading and Reporting Guidelines, which governs the purchase, sale, and/or other dispositions of securities by directors, officers and employees of the Company and its subsidiary companies that are designed to promote compliance with insider trading laws, rules and regulations as part of the Company’s commitment to ethical and lawful business conduct. A copy of the Securities Trading and Reporting Guidelines is attached as Exhibit 19.1 to our Annual Report on Form 10-K filed with SEC on May 29, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 28, 2025 (“Fiscal 2025”) and the fiscal year ended February 29, 2024 (“Fiscal 2024”) consist of (i) Martin J. Shen, our current President and Chief Executive Officer, (ii) Yew Hon Lee, our current Chief Financial Officer, Secretary and Treasurer and (iii) Li Li, the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2025 and Fiscal 2024 are as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Martin J. Shen (1) President and CEO	2025 2024	180,000 180,000	— —	— —	— —	— —	— —	— —	180,000 180,000
Yew Hon Lee (2) CFO, Secretary and Treasurer	2025 2024	144,000 144,000	— —	— —	— —	— —	— —	— —	144,000 144,000
Li Li Legal Representative and General Manager of JiuGe Technology	2025 2024	251,140 127,645	— —	— —	— —	— —	— —	— —	251,140 127,645

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

As our company progresses through its current phase of development with a focus on achieving profitability, our executive compensation strategy has been intentionally straightforward, centered primarily around fixed base salaries. To that extent, during our fiscal year ended February 28, 2025, we did not provide any executive compensation to our named executive officers other than a base salary (column “ (c)” in the table above).

Executive Employment Agreements

As of February 28, 2025, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at February 28, 2025, relating to equity awards that have been granted to the Named Executive Officers. These equity awards are structured to vest over time, ensuring that our executive team remains motivated to drive the Company’s success over the long haul. While these equity awards are primarily focused on retention and long-term alignment rather than immediate performance milestones, we are actively developing additional performance-based incentives which are expected to be specifically designed to directly tie compensation to the achievement of strategic objectives and operational targets, thereby enhancing accountability and driving Company performance. We believe that introducing such performance-linked components will further refine our compensation strategy to support our business goals. We continue to review and adjust our equity compensation plans to ensure they effectively motivate our executives and align with our evolving business strategy and shareholder interest:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin J. Shen	92,000	46,000	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Yew Hon Lee	88,400	44,200	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Li Li	336,000	84,000	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A

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

Director Compensation

Each of our directors receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our non-executive directors for Fiscal 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leong Yew Poh	24,000	—	—	—	—	—	24,000
Michael Chan(1)	18,000	—	—	—	—	—	18,000
Hsien Loong Wong	24,000	—	—	—	—	—	24,000
Ng Eng Ho	24,000	—	—	—	—	—	24,000

Note:

(1)	Michael Chan resigned as a director of the Company on November 29, 2024, and therefore, was only paid director compensation for nine months for the fiscal year ended February 28, 2025.

As at February 28, 2025, our directors, excluding Martin Shen who is a named executive officer, held stock options to acquire an aggregate of 220,000 shares of our common stock as follows: Yew Poh Leong – 78,500 stock options; Hsien Loong Wong – 78,500 stock options; and Eng Ho Ng – 63,000 stock options.

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

We have filed our Clawback Policy as Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on May 29, 2024.

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

The Company does not time the disclosure of MNPI to influence the value of executive compensation. All material information is disclosed promptly in accordance with SEC rules and regulations and the Company’s internal policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 23, 2025 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	843,356(2)	1.5%

Yew Hon Lee, Chief Financial Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	582,942(3)	1.0%

Yew Poh Leong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	262,800(4)	*

Hsien Loong Wong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	432,800(5)	*

Eng Ho Ng, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	50,400(6)	*

Tuck Seng Low, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	Nil	Nil

Li Li, Legal Representative and General Manager of JiuGe Technology c/o 111 Somerset Road, Level 3, Singapore, 238164	2,536,000(7)	4.4%

All directors and executive officers as a group (7 persons)	4,708,298(8)	8.1%

Major Stockholders:

Choe Yang Yeat 6-11-1 V Square PJ City Centre Jalan Utara PJ Selangor 46200, Malaysia	7,276,800(9)	12.6%

Terren S. Peizer Acuitas Group Holdings, LLC Acuitas Capital LLC 2001 Wilshire Boulevard, Suite 330 Santa Monica, California 90403	4,000,000(10)	6.9%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of May 23, 2025, there were 57,581,186 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 751,356 shares of common stock, and (ii) stock options to purchase 92,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 494,542 shares of common stock, and (ii) stock options to purchase 88,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents (i) 200,000 shares of common stock, and (ii) stock options to purchase 62,800 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)	This figure represents (i) 370,000 shares of common stock, and (ii) stock options to purchase 62,800 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents stock options to purchase 50,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents (i) 2,200,000 shares of common stock, and (ii) stock options to purchase 336,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)	This figure represents (i) 4,015,898 shares of common stock, and (ii) stock options to purchase 692,400 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)	This figure represents (i) 7,200,000 shares of common stock held by Ever Sino International Limited over which Mr. Choe Yang Yeat has sole voting and dispositive power, and (ii) stock options held directly by Mr. Choe to purchase 76,800 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)	This figure represents (i) 1,000,000 shares of common stock held by Acuitas Group Holdings, LLC, a California limited liability company (“Acuitas”), and (ii) 3,000,000 shares of common stock held directly by Acuitas Capital LLC, a Delaware limited liability (“Acuitas Capital”) wholly-owned by Acuitas. Acuitas is a private investment vehicle beneficially owned and controlled by Terren S. Peizer. Mr Peizer is the sole member and Chairmans and managing member of Acuitas and, in such capacity, exercises the sole voting and investment power over the shares of common stock held for the accounts of Acuitas and Acuitas Capital.

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

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2025	2024
Audit fees	$150,000	$80,000
Audit-related fees	40,000	21,000
Tax fees	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountants	$190,000	$101,000

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2025.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(6)	Amended and Restated Bylaws
4.1(*)	Description of Registrant’s Securities
4.2(12)	Form of Common Warrant
4.3(12)	Form of Placement Agent Warrant
10.1(2)	Software License Agreement between Finger Motion Company Limited and Property Management Corporation or America dated April 28, 2017
10.2(4)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(4)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(4)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(4)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(8)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.7(5)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
10.8(9)	2023 Stock Incentive Plan
10.9(11)(†)	Loan Agreement between Finger Motion Company Limited and Dr. Liew Yow Ming, dated July 18, 2024.
10.10(12)	Placement Agency Agreement dated December 20, 2024, between the Company and Roth Capital Partners, LLC
10.11(12)	Form of Securities Purchase Agreement dated December 20, 2024, between the Company and the Purchasers thereto
14.1(7)	Code of Business Conduct and Ethics
19.1(10)	Securities Trading and Reporting Guidelines
21.1(*)	Subsidiaries of FingerMotion, Inc.
23.1(*)	Consent of CT International LLP
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1(10)	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith
(**)	Furnished herewith
(†)	Portions of this exhibit have been omitted
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021
(8)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 5, 2023 (No. 333-267332)
(9)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on February 28, 2023 (No. 333-270094)
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on May 29, 2024
(11)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on October 15, 2024
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 23, 2024

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: May 29, 2025	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2025	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 29, 2025	By:	/s/ Yew Hon Lee
Yew Hon Lee, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 29, 2025	By:	/s/ Yew Poh Leong
Yew Poh Leong, Director

Dated: May 29, 2025	By:	/s/ Hsien Loong Wong
Hsien Loong Wong, Director

Dated: May 29, 2025	By:	/s/ Eng Ho Ng
Eng Ho Ng, Director

Dated: May 29, 2025	By:	/s/ Tuck Seng Low
Tuck Seng Low, Director