Form 10-Q
period 2025-05-31
FingerMotion, Inc.
filed 2025-07-15
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 59,408,429 shares of common stock outstanding as of July 14, 2025.

FINGERMOTION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2025

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2025	2025
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,863,238	$1,128,135
Accounts receivable, net	38,781,671	32,659,437
Inventories	93,660	136,020
Prepayment and deposit	6,113,089	7,016,803
Other receivables	1,037,755	1,096,965
Total Current Assets	48,889,413	42,037,360
Non-current Assets
Equipment	19,805	23,260
Intangible assets	4,738	9,758
Right-of-use asset	100,616	126,581
Deferred tax asset	6,693,879	6,623,492
Total Non-Current Assets	6,819,038	6,783,091

TOTAL ASSETS	$55,708,451	$48,820,451

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$30,263,861	$24,560,361
Accrual and other payables	7,992,558	9,323,641
Loan payable, current portion	1,133,745	1,133,745
Lease liability, current portion	99,253	116,808
Total Current Liabilities	39,489,417	35,134,555
Non-current Liabilities
Lease liability, non-current portion	—	9,986
Deferred tax liabilities	17,152	16,954
Total Non-Current Liabilities	17,152	26,940

TOTAL LIABILITIES	$39,506,569	$35,161,495

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 59,408,429 shares and 57,141,186 issued and outstanding at May 31, 2025 and February 28, 2025 respectively	5,941	5,714

Additional paid-in capital	51,717,567	47,304,416

Additional paid-in capital - stock options	1,473,996	1,473,996

Accumulated deficit	(36,195,940)	(34,187,384)

Accumulated other comprehensive income	(790,967)	(943,276)

Stockholders’ equity before non-controlling interests	16,210,597	13,653,466

Non-controlling interests	(8,715)	5,490

TOTAL SHAREHOLDERS’ EQUITY	16,201,882	13,658,956

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,708,451	$48,820,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2025	2024
Revenue	$8,458,743	$8,373,983
Cost of revenue	(8,306,222)	(7,692,094)

Gross profit	152,521	681,889

Amortization & depreciation	(10,553)	(12,014)
General & administrative expenses	(1,510,426)	(1,881,777)
Marketing cost	(12,106)	(62,524)
Research & development	(172,652)	(178,993)
Credit impairment loss	(307,967)	—
Stock compensation expenses	(127,747)	(222,670)

Total operating expenses	(2,141,451)	(2,357,978)

Net loss from operations	(1,988,930)	(1,676,089)

Other income (expense):
Interest income	5,137	20,013
Interest expense	(51,881)	—
Exchange gain (loss)	3,761	243
Other income	9,152	1
Total other income (expense)	(33,831)	20,257

Net loss before income tax	$(2,022,761)	$(1,655,832)
Income tax expenses	—	—
Net Loss	$(2,022,761)	$(1,655,832)

Less: Net profit attributable to the non-controlling interest	(14,205)	72

Net loss attributable to the Company’s shareholders	$(2,008,556)	$(1,655,904)

Other comprehensive income:
Foreign currency translation adjustments	152,309	(64,999)
Comprehensive loss	$(1,856,247)	$(1,720,903)
Less: comprehensive income (loss) attributable to non-controlling interest	542	(1,066)
Comprehensive loss attributable to the Company	$(1,856,789)	$(1,719,837)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.04)	$(0.03)
Loss Per Share - Diluted	$(0.04)	$(0.03)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.04)	$(0.03)
Loss Per Share - Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding - Basic	57,289,873	52,660,051
Weighted Average Common Shares Outstanding - Diluted	57,289,873	52,660,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.
Unaudited Condensed Consolidated Statement of Shareholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

Common stock issued for cash	1,679,743	168	2,956,447	—	—	—	2,956,615	—	2,956,615
Common stock issued for professional service	27,500	3	56,760	—	—	—	56,763	—	56,763
Common stock issued for conversion of customer deposit	560,000	56	1,399,944	—	—	—	1,400,000	—	1,400,000
Accumulated other comprehensive income	—	—	—	—	—	152,309	152,309	—	152,309
Net Loss	—	—	—	—	(2,008,556)	—	(2,008,556)	(14,205)	(2,022,761)

Balance at May 31, 2025	59,408,429	5,941	51,717,567	1,473,996	(36,195,940)	(790,967)	16,210,597	(8,715)	16,201,882

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024 (As restated)	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Accumulated other comprehensive income	—	—	—	—	—	(64,999)	(64,999)	—	(64,999)
Net Loss	—	—	—	—	(1,655,904)	—	(1,655,904)	72	(1,655,832)

Balance at May 31, 2024 (As restated)	52,712,850	5,271	40,662,355	1,233,619	(30,730,484)	(832,010)	10,338,751	2,100	10,340,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2025	2024
Net (loss)	$(2,022,761)	$(1,655,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	127,747	392,527
Amortization and depreciation	10,553	12,014
Provision for expected credit losses	307,967
Gain on disposal of equipment	30	—

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,005,779)	(7,762,176)
(Increase) decrease in prepayment and deposit	862,490	24,000
(Increase) decrease in others receivable	71,455	(150,316)
(Increase) decrease in inventories	43,613	—
Increase (decrease) in accounts payable	5,375,987	6,884,661
Increase (decrease) in accrual and other payables	26,048	833,177
Increase (decrease) due to lease liability	(1,567)	12,006
Net Cash (used in) operating activities	(1,204,217)	(1,409,939)

Cash flows from investing activities
Purchase of equipment	(1,826)	—
Net cash (used in) investing activities	(1,826)	—

Cash flows from financing activities
Advance from stock subscription payable	—	775,000
Proceeds from issuance of common stock	2,956,615	—
Net cash provided by financing activities	2,956,615	775,000

Effect of exchange rates on cash and cash equivalents	(15,469)	181,831

Net change in cash	1,735,103	(453,108)

Cash at beginning of period	1,128,135	1,517,232

Cash at end of period	$2,863,238	$1,064,124

Supplemental disclosures of cash flow information:
Interest paid	$51,881	$—
Taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for professional service	$56,763	$—
Conversion of customer deposit to shares	$1,400,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. fka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014, under the laws of the State of Delaware. The Company then offered management and consulting services to residential and commercial real estate property owners who rent or lease their property to third-party tenants.

The Company changed its name to FingerMotion, Inc. on July 13, 2017, after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (“FMCL”), a Hong Kong corporation formed on April 6, 2016, that is an information technology company which specialize in operating and publishing mobile games.

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

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation (continued)

Shanghai KeShunXiang Automobile Service Co., Ltd. was incorporated on April 10, 2024 for the purpose of venturing into the communication and streaming services in China. It is 99% owned by JiuGe Technology.

Zhejiang ChangXin Communication Equipment Co., Ltd. was incorporated on March 28, 2025 for the purpose of venturing into the research and development, manufacturing and sales of communication equipment, as well as the technical service business of communication equipment in China. It is 70% owned by Shanghai KeShunXiang Automobile Service Co., Ltd.

Shanghai XiaoYi Bin Tong Technology Co., Ltd. was incorporated on April 15, 2025 for the purpose of venturing into the sale of household appliances and electronic products in China. It is 80% owned by JiuGe Technology.

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de-facto agents, have the unilateral ability to exercise those rights. JiuGe Technology’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

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

The following assets and liabilities and of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of May 31, 2025 and February 28, 2025:

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Assets and liabilities of the VIE

	May 31, 2025	February 28, 2025
	(unaudited)
Current assets	$9,262,390	$9,647,455
Non-current assets	486,799	512,958
Total assets	$9,749,189	$10,160,413

Current liabilities	$12,990,377	$12,925,255
Non-current liabilities	17,152	26,940
Total liabilities	$13,007,529	$12,952,195

Assets and liabilities of the VIE’s Subsidiaries

	May 31, 2025	February 28, 2025
	(unaudited)
Current assets	$35,307,238	$29,073,164
Non-current assets	5,663,710	5,598,659
Total assets	$40,970,948	$34,671,823

Current liabilities	$40,972,825	$34,137,259
Non-current liabilities	—	—
Total liabilities	$40,972,825	$34,137,259

Operating Result of VIE

	For the Three Months Ended May 31, 2025	For the Three Months Ended May 31, 2024
	(unaudited)	(unaudited)
Revenue	$129,512	$209,726
Cost of revenue	(72,819)	(64,059)
Gross profit	$56,693	$145,667

Amortization and depreciation	(4,634)	(6,068)
General and administrative expenses	(410,535)	(513,885)
Marketing cost	—	(8,528)
Research & development	(36,064)	(97,708)
Credit impairment loss	(41,170)	—
Total operating expenses	$(492,403)	$(626,189)

Loss from operations	$(435,710)	$(480,522)

Interest income	4,735	19,988
Other income	266	—
Total other income	$5,001	$19,988

Tax expense	—	—

Net profit (loss)	$(430,709)	$(460,534)

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE’s Subsidiaries

	For the Three Months Ended May 31, 2025	For the Three Months Ended May 31, 2024
	(unaudited)	(unaudited)
Revenue	$7,412,639	$8,164,257
Cost of revenue	(7,344,151)	(7,628,034)
Gross profit	$68,488	$536,223

Amortization and depreciation	(238)	(239)
General and administrative expenses	(263,639)	(453,187)
Marketing cost	(12,106)	(53,996)
Research & development	(66,968)	(21,631)
Credit impairment loss	(273,009)
Total operating expenses	$(615,960)	$(529,053)

Loss from operations	$(547,472)	$7,170

Interest income	27	5
Other income	8,886	1
Total other income	$8,913	$6

Tax expense	—	—

Net profit (loss)	$(538,559)	$7,176

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

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies (China Renminbi, Singapore dollar and Hongkong dollar), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect at each period end. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
May 31, 2025	RMB7.1991 to $1.00
February 28, 2025	RMB7.2830 to $1.00
Income statement and cash flows items
For the three months ended May 31, 2025	RMB7.2541 to $1.00
For the three months ended May 31, 2024	RMB7.2238 to $1.00

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3 - 10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to note 8 for allowances for credit losses recognized in profit or loss by the Company during the three months ended May 31, 2025 and for the year ended February 28, 2025.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

For the three months ended May 31, 2025, the Company sold about 95% of its total revenue to three major customers and the amounts due from these companies represent approximately 37% of the total accounts receivable as at May 31, 2025.

For the three months ended May 31, 2024, the Company sold about 97% of its total revenue to one major customer and the amounts due from this company represent approximately 99% of the total accounts receivable as at May 31, 2024.

For the three months ended May 31, 2025, the Company purchased about 96% of its total purchase from three major suppliers and the amounts due to these companies represent approximately 77% of the total accounts payable as at May 31, 2025.

For the three months ended May 31, 2024, the Company purchased about 99% of its total purchase from one major supplier. The amounts due to this company represent approximately 79% of the total accounts payable as at May 31, 2024.

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

Equipment

Equipment is stated at cost. Depreciation of equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to seven years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for Sapientus include compensation, employee benefits, stock-based compensation, materials and components purchased for research and development. During the quarter, the Company also commenced product development efforts under a new strategic collaboration to integrate its Mobile Integrated Command and Communication Platform into emergency response vehicles.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Non-controlling interest

Non-controlling interests held 1% of the shares of three of our subsidiaries, 30% of the shares of Zhejiang ChangXin Communication Equipment Co., Ltd. and 20% of the shares of Shanghai XiaoYi Bin Tong Technology Co., Ltd., are recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. The cumulative results of operations attributable to noncontrolling interests are also recorded as noncontrolling interests in the Company’s consolidated balance sheets.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The standard is effective for the Company’s 2026 annual period and can be applied either prospectively or retrospectively. The standard is effective for the Company’s 2026 annual period and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

(ii)	Recently issued accounting pronouncements not yet adopted

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

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $36,195,940 and $34,187,384 as at May 31, 2025 and February 28, 2025 respectively, and had a net loss of $2,022,761 and $1,655,832 for the three months ended May 31, 2025 and 2024, respectively.

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

Note 4 - Revenue

We recorded $8,458,743 and $8,373,983 in revenue, respectively, for the three months ended May 31, 2025 and 2024.

	For the three months ended
	May 31, 2025	May 31, 2024
	(unaudited)	(unaudited)
Telecommunication Products & Services	$8,311,254	$8,373,520
DaGe Platform	10,938	463
Command & Communication	109,241	—
Big Data	27,310	—
	$8,458,743	$8,373,983

Note 5 – Equipment

At May 31, 2025 and February 28, 2025, the company has the following amounts related to tangible assets:

	May 31, 2025	February 28, 2025
	(unaudited)
Equipment	$106,273	$103,945
Less: accumulated depreciation	(86,468)	(80,685)
Net equipment	$19,805	$23,260

No significant residual value is estimated for the equipment. Depreciation expenses for the three months ended May 31, 2025 and 2024 totaled $3,414 and $6,898, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 – Intangible Asset

At May 31, 2025 and February 28, 2025, the company has the following amounts related to intangible assets:

	May 31, 2025	February 28, 2025
	(unaudited)
Mobile applications	204,348	201,993
Less: accumulated amortization	(199,610)	(192,235)
Net intangible assets	$4,738	$9,758

No significant residual value is estimated for these intangible assets. Amortization expenses for the three months ended May 31, 2025 and 2024 totaled $7,139 and $5,116, respectively.

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

	May 31, 2025	February 28, 2025
	(unaudited)
Deposit	$5,923,992	$6,631,704
Prepayment	189,097	385,099
	$6,113,089	$7,016,803

Note 8 – Accounts Receivable, net

	May 31, 2025	February 28, 2025
	(unaudited)
Accounts receivable	$39,532,414	$33,094,782
Less: allowance for credit losses	(750,743)	(435,345)
	$38,781,671	$32,659,437

The Company normally allows credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Board of Directors.

Activities related to allowance for credit losses are presented below.

	May 31, 2025	February 28, 2025
	(unaudited)
At beginning of the period	$435,345	$—
Additions	315,398	435,345

At end of the period	$750,743	$435,345

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 – Other Receivables

At May 31, 2025 and February 28, 2025, the company has the following amounts related to other receivables:

	May 31, 2025	February 28, 2025
	(unaudited)
Other receivables represent:
Advances to suppliers	$758,841	$745,935
Security deposit	173,246	336,558
Others	105,668	14,472
	$1,037,755	$1,096,965

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases are one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2025.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	May 31, 2025	February 28, 2025
Right-of-use asset	(unaudited)
Right-of-use asset, net	$100,616	$126,581

Lease liability
Current lease liability	$99,253	$116,808
Non-current lease liability	—	9,986
Total lease liability	$99,253	$126,794

Remaining lease term and discount rate	May 31, 2025
Weighted-average remaining lease term	11 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of May 31, 2025:

Twelve months ended May 31, 2026	$101,427
Less: imputed interest	(2,174)
Present value of lease obligations	$99,253

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On December 20, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), which provided for the issuance and sale, in a registered direct offering by the Company of (i) 3,333,336 shares of its common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants (the “Common Warrants”) to purchase up to an aggregate of 5,000,004 shares of Common Stock (the “Offering”) at a combined purchase price of $1.50 per share and one and one-half Common Warrants on December 23, 2024.

On March 3, 2025, the Company issued 27,500 shares of its common stock at a deemed price of $1.86 per share to one entity pursuant to a consulting agreement.

On May 15, 2025, the Company issued 312,500 shares of its common stock at a price of $1.50 per share to one entity pursuant to the exercise of warrants.

On May 23, 2025, the Company issued 100,000 shares of its common stock at a price of $1.88 per share to one entity pursuant to the exercise of warrants.

On May 28, 2025, the Company issued an aggregate of 940,000 shares of its common stock at a price or deemed price of $2.50 per share to 8 individuals due to the closing of a private placement, which resulted in the receipt of $950,000 in cash and the settlement of an outstanding liability of $1,400,000.

On May 28, 2025, the Company issued 837,243 shares of its common stock at a price of $1.50 per share to one entity pursuant to the exercise of warrants.

On May 29, 2025, the Company issued 50,000 shares of its common stock at a price of $1.88 per share to one entity pursuant to the exercise of warrants.

As of May 31, 2025 there were 59,408,429 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at May 31, 2025, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2025	5,288,316	$1.56
Exercised	(1,149,743)	1.50
Exercised	(150,000)	1.88
Balance, May 31, 2025	3,988,573	$1.57

On December 20, 2024, the Company entered into the Purchase Agreement with the Purchasers, which provided for the issuance and sale, in a registered direct offering by the Company of (i) 3,333,336 shares of Common Stock and (ii) Common Warrants to purchase up to an aggregate of 5,000,004 shares of Common Stock at a combined purchase price of $1.50 per share and one and one-half Common Warrants on December 23, 2024. The Common Warrants are exercisable upon issuance and expire five years from the date of issuance.

In connection with the Offering, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) on December 20, 2024 with Roth Capital Partners, LLC (the “Placement Agent”), as the exclusive placement agent in connection with the Offering. As partial compensation to the Placement Agent, the Company issued to the Placement Agent a placement agent warrant to purchase up to 250,000 shares of Common Stock at an exercise price of $1.88 per share (the “Placement Agent Warrant”) for a term of five years from the date of commencement of sales in the Offering.

On May 14, 2025, the Company received $468,750 from the exercise of warrants for the purchase of 312,500 shares of common stock of the Company at a price of $1.50 per share from an entity.

On May 23, 2025, the Company received $188,000 from the exercise of the Placement Agent Warrant for the purchase of 100,000 shares of common stock of the Company at a price of $1.88 per share from the Placement Agent.

On May 27, 2025, the Company received $1,255,864.50 from the exercise of warrants for the purchase of 837,243 shares of common stock of the Company at a price of $1.50 per share from an entity.

On May 29, 2025, the Company received $94,000 from the exercise of the Placement Agent Warrant for the purchase of 50,000 shares of common stock of the Company at a price of $1.88 per share from the Placement Agent.

A summary of stock purchase warrants outstanding and exercisable as at May 31, 2025 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
8.22	28,312	0.43	November 4, 2025
6.70	10,000	0.48	November 21, 2025
1.50	3,850,261	4.57	December 23, 2029
1.88	100,000	4.57	December 23, 2029
1.56	3,988,573

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2025	February 28, 2025
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	1.58	1.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2025	February 28, 2025
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	3.16	3.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options (continued)

A continuity schedule of outstanding stock options as at May 31, 2025, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2025	6,039,100	$4.18
Exercised	—	—
Cancelled/Forfeited	—	—
Balance, May 31, 2025	6,039,100	$4.18

A continuity schedule of outstanding unvested stock options at May 31, 2025, and the changes during the three months periods, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2025	2,303,300	$5.16
Vested	—	$—
Balance, May 31, 2025	2,303,300	$5.16

As at May 31, 2025, the aggregate intrinsic value of the outstanding stock options granted on December 28, 2021 was estimated at $0 as the current price as of May 31, 2025 is $3.02 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of May 31, 2025 is lower than the strike price.

A summary of stock options outstanding and exercisable as at May 31, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at May 31, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at May 31, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$ 3.00 to $ 4.00	3,390,600	$3.84	1.58	2,676,400	$3.84	1.58
$ 4.00 to $ 5.00	2,648,500	$4.62	3.16	1,059,400	$4.62	3.16
	6,039,100			3,735,800

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 –Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended
	May 31, 2025	May 31, 2024
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net Loss	$(2,022,761)	$(1,655,832)
Denominator
Weighted average number of common shares outstanding —basic	57,289,873	52,660,051
Weighted average number of common shares outstanding —diluted	57,289,873	52,660,051
Loss per common share — basic	$(0.04)	$(0.03)
Loss per common share — diluted	$(0.04)	$(0.03)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2025 and 2024.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the three months ended May 31, 2025 and 2024.

The People’s Republic of China (PRC)

JiuGe Management, Beijing XunLian, Shanghai TengLian JiuJiu, Shanghai KeShunXiang, Zhejiang ChangXin Communication Equipment Co., Ltd and Shanghai XiaoYi Bin Tong Technology Co., Ltd. were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Technology was incorporated in the People’s Republic of China and subject to PRC income tax at 15% as high-tech enterprise.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2025 and 2024 are as follows:

	For the three months ended
	May 31, 2025	May 31, 2024
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(46.0%)	(46.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13 – Income Taxes (continued)

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At May 31, 2025 and February 28, 2025, the valuation allowances were $3,513,338 and $3,188,969, respectively.

The significant components of the Company’s deferred tax account balances are as follows:

	May 31, 2025	February 28, 2025
	(unaudited)
Deferred tax assets
Net operating losses carry forward	$3,567,298	$3,316,740
Accruals and reserves	6,620,677	6,476,962

Lease liability	19,242	19,029
Total deferred tax assets	10,207,217	9,812,461

Less: Valuation allowance	(3,513,338)	(3,188,969)

Total deferred tax assets, net of valuation allowance	6,693,879	6,623,492
Deferred tax liabilities
Right-of-use asset	(17,152)	(16,954)
Total deferred tax liabilities	(17,152)	(16,954)

Net deferred tax assets (liabilities)	$6,676,727	$6,606,538

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

FINGERMOTION, INC.

Three months ended May 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Note 16 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2025, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2025, our most recently completed year end, to May 31, 2025, and our results of operations for the three months ended May 31, 2025, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

As described above, our Company has been organized as a holding company and conducts a significant part of our operations through our subsidiaries and through the VIE Agreements entered into between JiuGe Management and JiuGe Technology, a VIE based in China, which is owned by Ms. Li Li who, in addition to being the sole shareholder, is also the legal representative and general manager. We indirectly own 100% of the equity in JiuGe Management, a wholly foreign owned enterprise (“WFOE”), which through the VIE Agreements provides us with operational control over JiuGe Technology. The VIE Agreements have not been tested in court. As a result of our use of the VIE structure, you may never directly hold equity interests in the VIE. Any securities that we offer will be securities of the Company, the Delaware holding company, not of the VIE.

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

The business of our subsidiaries and the VIE until now are not subject to cybersecurity review with the CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; and (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions, including the Overseas Listing Trial Measures, are fairly new, it is uncertain what potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

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

The VIE Agreements included:

●	a consulting services agreement through which JiuGe Management is mainly engaged in data marketing, technical services, technical consulting and business consultancy to JiuGe Technology (the “JiuGe Technology Consulting Services Agreement”). This agreement was duly signed among the WFOE and the VIE. Under this agreement, the WFOE will provide the following services to the VIE on an exclusive basis: (i) providing a comprehensive solution for all technical issues required for the VIE’s business; (ii) providing training to the professional technicians of the VIE; (iii) assisting the VIE in collecting technical and commercial information and conducting market surveys; (iv) assisting the VIE in procuring business opportunities to obtain contracts awarded by the telecom carries in China and maintaining the commercial relationship with the telecom carriers; (v) introducing clients to the VIE and assisting the VIE in developing commercial and cooperative relationship with the clients; (vi) providing suggestions and opinions on establishment and improvement of the VIE’s corporate structure, management system and departmental organization; (vii) assisting the VIE in formulating annual business plans, the draft of which shall be made available to WFOE by the VIE prior to the end of November each year; (viii) granting license to the VIE to use WFOE’s intellectual property necessary for the services; and (ix) providing other consulting and technical services at the request of the VIE. The VIE will pay to the WFOE service fees equivalent to the after-tax net profits distributable by the VIE to its shareholder each year, as set forth in the audited financial statements in accordance with the PRC accounting standards, ensuring all the distributable profits of the VIE will be dispatched to the WFOE. The VIE may not assign any of its rights and obligations under the JiuGe Technology Consulting Services Agreement without prior written consent of the WFOE. This agreement ensures that the WFOE and investors will be able to legally obtain the profits of the VIE, and transfer them to the WFOE more conveniently in the form of “service fee”;

●	a loan agreement through which JiuGe Management grants loans to Ms. Li Li, as the sole shareholder of JiuGe Technology for the purpose of capital contribution (the “JiuGe Technology Loan Agreement”). Under this agreement, JiuGe Management loaned RMB 10,000,000 to Ms. Li Li, as the sole shareholder of the VIE, solely for the purpose of funding the capital contribution of the subscribed capital of the VIE. The loan amount has now been increased to RMB50,000,000. The WFOE has the right to convert the whole or any part of the outstanding principal amount into the equity interests in the VIE and may demand repayment of any or all of the principal amount/ As security for performance and discharge of Ms. Li Li’s obligations under the JiuGe Technology Loan Agreement, Ms. Li Li pledged 100% equity interests in JiuGe Technology, representing the entire registered capital of the VIE, by way of first-ranking security to the WFOE. This agreement could constrain Ms. Li Li to cooperate with WFOE’s instructions and avoid damaging the rights and interests of the WFOE and investors;

●	a power of attorney agreement under which the owner of JiuGe Technology has vested their collective voting control over JiuGe Technology to JiuGe Management and will only transfer their equity interests in JiuGe Technology to JiuGe Management or its designee(s) (the “JiuGe Technology Power of Attorney Agreement”). The Power of Attorney Agreement was duly issued by Ms. Li Li to the WFOE. Under the JiuGe Technology Power of Attorney Agreement, the WFOE is the exclusive agent who may exercise, at WFOE’s sole discretion, all the rights and powers in respect of all the 100% equity interests held by Ms. Li Li in the VIE on Ms. Li Li’s behalf, including without limitation to propose to convene, attend and vote at the shareholder’s meeting of the VIE. Ms. Li Li cannot assign her rights and obligations under the JiuGe Technology Power of Attorney Agreement without prior written consent of the WFOE and the WFOE will bear its own costs, expenses and fees in connection with performance of the JiuGe Technology Power of Attorney Agreement. This agreement ensures that the WFOE can replace Ms. LI Li in the operation and management of the VIE, and controlling its assets;

●	a call option agreement under which the owner of JiuGe Technology has granted to JiuGe Management the irrevocable and unconditional right and option to acquire all of their equity interests in JiuGe Technology or transfer these rights to a third party (the “JiuGe Technology Call Option Agreement”). This agreement was duly signed by and among Ms. Li Li, the WFOE and the VIE. Under this agreement, the WFOE has an exclusive, irrevocable and unconditional option to purchase or to designate a third party to purchase 100% equity interests of the VIE at RMB one (1) yuan or the lowest amount of consideration permitted under the laws of PRC at any time, giving the WFOE a sole discretion to exercise such option at any time and in any manner as permitted by the laws of PRC. Pursuant to the JiuGe Technology Call Option Agreement, Ms. Li Li may not, without prior written consent of the WFOE: (i) transfer or dispose of the equity interests in the VIE or the assets of the VIE in any manner; (ii) create any encumbrance of any kind over the equity interests in the VIE, other than the VIE Agreements; and (iii) resolve to or procure the VIE to: (a) change its registered capital; (b) amend its articles of association; (c) change any of its shareholders; (d) appoint, remove or replace its senior management; (e) make or receive investment of any kind or merge or consolidate with any entity; (f) change information filed at the competent authorities in the PRC; (g) make any lending or borrowing or provide security of any kind; (h) pay, make or declare any dividend, charge, fee or other distribution of any kind; (i) incur, create or permit to subsist or have any outstanding financial indebtedness; (j) enter into any agreements that conflict with the JiuGe Technology Call Option Agreement; or (k) do any acts that would adversely impair the VIE’s ability to perform the obligations under the VIE Agreements. Neither Ms. Li Li nor the VIE may assign any of its rights and obligations under the agreement without the prior written consent of WFOE or unilaterally terminate the agreement. This agreement is one of the guarantees for WFOE and investors to ensure that the VIE will not have any potential equity changes that endanger the rights and interests of WFOE and investors; and

●	a share pledge agreement under which the owner of JiuGe Technology has pledged all of their rights, titles and interests in JiuGe Technology to JiuGe Management to guarantee JiuGe Technology’s performance of its obligations under the JiuGe Technology Consulting Services Agreement (the “JiuGe Technology Share Pledge Agreement”). This agreement was duly signed among Ms. Li Li, the WFOE and the VIE. Under this agreement, all the equity interests of the VIE held by Ms. Li Li were pledged to the WFOE, giving the WFOE a right to exercise the share pledge where Ms. Li Li or the VIE violates the VIE Agreements. This measure under this agreement will result in the equity of the VIE being locked, making it impossible for any third party to legally obtain the equity of the VIE without the prior consent of the WFOE.

Our PRC counsel has reviewed these agreements and believes that all the VIE Agreements were duly signed and are not in violation of applicable laws of PRC. We are of the opinion that the VIE Agreements are valid and giving the WFOE a full control over the VIE in respect of the current and effective PRC laws and regulations. However, the VIE Agreements have never been challenged or recognized in court for the time being, and the PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations compared with direct ownership, they may be less effective in controlling through the VIE structure.

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

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation / Formation	Ownership Interest
Finger Motion Company Limited (1)	Hong Kong	100%
Finger Motion (CN) Global Limited (2)	Samoa	100%
Finger Motion (CN) Limited (3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	Contractually controlled
Finger Motion Financial Group Limited(7)	Samoa	100%
Finger Motion Financial Company Limited(8)	Hong Kong	100%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.(9)	PRC	Contractually controlled
Shanghai KeShunXiang Automobile Service Co., Ltd.(10)	PRC	Contractually controlled
Zhejiang ChangXin Communication Equipment Co., Ltd.(11)	PRC	Contractually controlled
Shanghai XiaoYi Bin Tong Technology Co., Ltd.(12)	PRC	Contractually controlled

Notes:

(1)	Finger Motion Company Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly-owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd., sometimes referred to in this Quarterly Report as “the WFOE”, is a wholly-owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd., sometimes referred to in this Quarterly Report as “the VIE”, is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(7)	Finger Motion Financial Group Limited is a wholly-owned subsidiary of FingerMotion, Inc.
(8)	Finger Motion Financial Company Limited is a wholly-owned subsidiary of Finger Motion Financial Group Limited.
(9)	Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(10)	Shanghai KeShunXiang Automobile Service Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(11)	Zhejiang ChangXin Communication Equipment Co., Ltd. is a 70% owned subsidiary of Shanghai KeShunXiang Automobile Service Co., Ltd.
(12)	Shanghai XiaoYi Bin Tong Technology Co., Ltd. is a 80% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

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

As of the date of this Quarterly Report on Form 10-Q, we and the VIE are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business licence, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

Overview

The Company is a mobile data specialist company incorporated in Delaware, USA, with its head office located at 111 Somerset Road, Level 3, Singapore 238164. As described elsewhere in this Quarterly Report, our Company has been organized as a holding company and conducts a significant part of our operations through our subsidiaries and through contractual arrangements with JiuGe Technology, a VIE based in China.

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

SMS and MMS Services

On March 7, 2019, the Company, acting through JiuGe Technology, acquired operational control of Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), a company in the business of providing mass SMS text services to businesses looking to communicate with large numbers of their customers and prospective customers. With this acquisition, the Company expanded into a second partnership with the telecom companies by acquiring bulk SMS and MMS bundles at reduced prices and offering bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from MIIT to operate the SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers, including premium car manufacturers, hotel chains, airlines and e-commerce companies, that utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet MIIT’s guidelines on messages composed, until the SMS messages have been delivered successfully.

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

Building on these capabilities, the Company signed an agreement with PT Mach Wireless Teknologi to introduce its AI-powered insurance risk rating platform in Indonesia. The platform applies proprietary machine learning and risk analytics to support motor, health, and life insurance underwriting, adapted to local infrastructure and regulations. This arrangement aims to advance the telco-insurance ecosystem by fostering collaboration between telecom operators, insurers, and local digital service providers.

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

Smart Mobility Solution

FingerMotion’s Advanced Mobile Integrated Command and Communication Platform (the “C2 Platform”), saw considerable advancements during the fiscal year ended February 28, 2025. Designed to support mission-critical mobile communications for public safety agencies, emergency response teams, and industrial sectors, the C2 Platform is built on FingerMotion’s telecommunications infrastructure, leveraging 5G connectivity and cloud-based technology to offer real-time data sharing, geospatial mapping, and situational awareness.

During the fiscal year ended February 28, 2025, we expanded the deployment of the C2 Platform into pilot regions, establishing partnerships with automotive manufacturers and industrial partners. These partnerships enabled us to showcase the platform's capabilities, including mobile video feeds, real-time GPS tracking, and AI-driven analytics for improving public safety operations. Our C2 Platform is positioned to serve both public sector agencies and private sector enterprises in high-risk areas such as disaster management, fleet operations, and emergency response missions.

We expect these deployments to scale up during the fiscal year ending February 28, 2026, with further geographic expansion planned for key markets in China. These developments are expected to drive revenue growth from enterprise sales, government contracts, and strategic partnerships.

DaGe Platform

The DaGe platform, FingerMotion’s integrated marketplace for automotive products and services, continued its expansion in the fiscal year ended February 28, 2025. The platform offers a range of services, such as vehicle maintenance, repair, tire replacement, and EV charging, catering to the growing EV market. With the increasing adoption of EVs, the demand for EV charging stations and related services has been a significant growth driver for DaGe.

During the fiscal year ended February 28, 2025, we expanded our network of service providers, onboarded additional automotive maintenance providers, and onboarded more EV charging stations into the platform. We also enhanced user experience by offering location-based, proximity recommendations, real-time pricing, and seamless transaction processing, all within the mobile app. The increase in user engagement on the DaGe platform resulted in higher transaction volumes, which directly contributed to revenue growth in this segment.

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

Building on the momentum from the previous fiscal year, the DaGe platform continued to evolve during the three months ended May 31, 2025. We focused on strengthening relationships with service providers, enhancing user experience, and selectively expanding coverage across key regions. Ongoing efforts to refine platform functionality and deepen user engagement are aligned with our broader strategy to scale DaGe’s presence in the automotive services and EV ecosystem. We also continued to leverage synergies with our telecommunications business to support user acquisition and platform traffic.

Recent Developments

On June 5, 2025, our subsidiary, JiuGe Technology, entered into a strategic collaborationarrangement with Zhejiang Jincheng Automotive Group Co., Ltd. The arrangement sets the framework for joint efforts in integrating FingerMotion’s C2 Platform into a new generation of emergency response vehicles. The collaboration will focus on technical integration, hardware adaptation, and business model development to serve enterprise and government customers in the emergency response market.

On June 12, 2025, JiuGe Technology also entered into a strategic collaboration arrangement with Qingling Motors Co., Ltd., a leading Chinese automotive manufacturer. This partnership aims to co-develop next-generation intelligent vehicle solutions based on FingerMotion’s C2 Platform to deliver smarter, more responsive technologies for high-demand sectors such as emergency services and smart logistics. The collaboration covers system development, IP protection, and potential commercial deployment.

Results of Operations

Three Months Ended May 31, 2025 Compared to Three Months Ended May 31, 2024

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Revenue	$8,458,743	$8,373,983
Cost of revenue	$(8,306,222)	$(7,692,094)
Total operating expenses	$(2,141,451)	$(2,357,978)
Total other income (expenses)	$(33,831)	$20,257
Net Loss attributable to the Company’s shareholders	$(2,008,556)	$(1,655,904)
Foreign currency translation adjustment	$152,309	$(64,999)
Comprehensive loss attributable to the Company	$(1,856,789)	$(1,719,837)
Basic Loss Per Share attributable to the Company	$(0.04)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.04)	$(0.03)

Revenue

The following table sets forth the Company’s revenue from its lines of business for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024	Change (%)
Telecommunication Products & Services	$8,311,254	$8,373,520	-1%
DaGe Platform	$10,938	$463	2262%
Command & Communication	$109,241	$—	100%
Big Data	$27,310	$—	-100%
Total Revenue	$8,458,743	$8,373,983	1%

We recorded $8,458,743 in revenue for the three months ended May 31, 2025, an increase of $84,760 or 1%, compared to the three months ended May 31, 2024. This increase resulted from increases in revenue of $10,475, $109,241 and $27,310 from our DaGe Platform, Command & Communication and Big Data, respectively, offset by decrease in revenue of $62,266 from our Telecommunication Products & Services.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the three months ended May 31, 2025, our revenue remained primarily driven by our Telecommunication Products & Services segment, which contributed $8.31 million, representing 98% of total revenue. Although this segment recorded a slight year-over-year decrease of 1%, it continues to be the core contributor to our overall performance.

The DaGe Platform, launched in 2024, continue to gain early momentum, generating $10,938 in revenue compared to $463 in the same period last year. While still in its development phase, the platform represents a strategic entry into the car services market, including offerings such as car wash, maintenance, and EV charging. Initial revenue reflects growing user engagements, and we anticipate stronger contributions in future periods as we expand services and deepen integration with EV charging networks.

The Command and Communication segment generated $109,241 in revenue during the quarter, reflecting continued progress in deploying our emergency response and communication services. This business supports our long-term diversification strategy and reinforces our commitment to scalable public safety solutions.

The Big Data segment generated revenue of $27,310 during the quarter. During this period, we continued to advance our AI-driven analytics initiatives under the Sapientus brand, with a focus on developing an insurance analytics platform and a broader AI-powered ecosystem. These initiatives include the rollout of intelligent customer profiling tools, AI chatbots, and web-based financial literacy platform aimed at supporting insurance and telco partners. We are progressing from system design and testing toward commercial deployment, targeting future revenue streams through platform subscriptions, consulting services, and data-enable product distribution across Southeast Asia.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Telecommunication Products & Services	$8,194,652	$7,691,616
DaGe Platform	$22,490	$478
Command & Communication	$89,080	$—
Big Data	$—	$—
Total Cost of Revenue	$8,306,222	$7,692,094

We recorded $8,306,222 in costs of revenue for the three months ended May 31, 2025, an increase of $614,128 or 8%, compared to the three months ended May 31, 2024. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts, promotion and marketing initiatives aimed at user growth and partner engagement, particularly in our emerging segments which are reflected in our cost of revenue.

Gross profit

Our gross profit for the three months ended May 31, 2025 was $152,521, a decrease of $529,368 or 78%, compared to the three months ended May 31, 2024. The decline was primarily attributable to the lower margin product mix in the Telecommunication Product & Services segment during the period. In addition, initial ramp-up costs in our emerging segments particularly the DaGe Platform and Command and Communication business contributed to overall margin compression as these businesses are still in the early stages of development and have yet to achieve scale efficiencies.

Amortization & Depreciation

We recorded depreciation of $10,553 for fixed assets for the three months ended May 31, 2025, a decrease of $1,461 or 12%, compared to the three months ended May 31, 2024.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Accounting	$49,879	$23,628
Consulting	$455,609	$424,438
Entertainment	$45,088	$67,823
IT	$10,778	$11,738
Rent	$31,621	$33,196
Salaries & Wages	$612,045	$616,642
Technical fee	$31,717	$60,346
Travelling	$79,187	$81,838
Others	$194,502	$562,128
Total G&A Expenses	$1,510,426	$1,881,777

We recorded $1,510,426 in general and administrative expenses for the three months ended May 31, 2025, decrease of $371,351 or 20%, compared to the three months ended May 31, 2024. The decrease was primarily due to lower technical fee, entertainment, and other miscellaneous expenses compared to the prior year. General and administrative expenses consist of personnel related costs, professional and accounting services, and general office and operational expenses necessary to support our business growth and regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, and operational support across our business segment.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Marketing Cost	$12,106	$62,524

We recorded $12,106 in marketing cost for the three months ended May 31, 2025, being a decrease of $50,418 or 81%, compared to the three months ended May 31, 2024. Marketing activities during the quarter were primarily related to targeted campaigns supporting the continued rollout of our DaGe platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Research & Development	$172,652	$178,993

We incurred fees of $172,652 in research & development for the three months ended May 31, 2025 as compared to $178,993 for the three months ended May 31, 2024 representing a decrease of $6,341 or 4%.

A substantial portion of the research and development efforts during the quarter was directed toward our Big Data segment under the Sapientus brand, while preliminary development activities also began within our Command and Communication segment, which is currently in its initial buildout phase under a strategic joint venture.

The Sapientus division continues to focus on AI-powered analytics and insurance-related data modelling, supported by a team of actuaries, data scientists, and software engineers. During the quarter, we continued to maintain and refine our credit risk assessment platform as part of our broader suite of data-driven solutions.

We also commenced development of a new insurance platform with integrated AI capabilities, aimed at supporting intelligent risk evaluation, product innovation, and sales enablement. In parallel, we continued to refine our analytics using empirical data and progressed internal efforts to support future capabilities in portfolio segmentation and data-driven distribution strategies. The Company also holds registered patents in China covering proprietary model algorithms and insurance analytics infrastructure.

Looking ahead, we remain focused on expanding Sapientus beyond China, with an emphasis on scalable and low capital data solutions designed for international markets. At the same time, we are progressing the early stage development of our Command & Communication segment under a strategic collaboration, supporting future opportunities in emergency response and public safety infrastructure. Research and development remains core to our innovation led strategy and long term value creation across both analytics and technology-driven services.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Credit impairment loss	$307,967	$—

We recorded $307,967 in credit impairment loss for three months ended May 31, 2025, an increase $307,967 or 100% compared to the three months ended May 31, 2024, reflecting a prudent assessment of expected credit loss based on updated evaluations of customer credit risk and overall credit exposure.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	May 31, 2025	May 31, 2024
Share compensation expenses	$127,747	$222,670

We incurred fees of $127,747 in share issuance for consultants in consideration of services and stock option compensation expense for the three months ended May 31, 2025 as compared to $222,670 for the three months ended May 31, 2024. The decrease of $94,923 or 43% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $2,141,451 in operating expenses for the three months ended May 31, 2025, as compared to $2,357,978 in operating expenses for the three months ended May 31, 2024. The decrease of $216,527 or 9%, for the three months ended May 31, 2025 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $2,008,556 for the three months ended May 31, 2025 and $1,655,904 for the three months ended May 31, 2024. The increase in net loss attributable to the Company’s shareholders of $352,652 or 21% resulted primarily from the significant decline in gross profit which was due to the low margin product mix in the Telecommunication Product & Services segment as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of May 31, 2025 and February 28, 2025:

	As at May 31, 2025	As at February 28, 2025
Cash reserves	$2,863,238	$1,128,135
Working capital	$9,399,996	$6,902,805

At May 31, 2025, we had cash and cash equivalents of $2,863,238, as compared to cash and cash equivalents of $1,128,135 at February 28, 2025.

Our business model, particularly in mobile payment, requires periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, the expansion into areas such as cloud-based business, which features a longer collection cycle, as well as investments in other growth initiatives, has increased our accounts receivable and placed added pressure on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. We anticipate our cash on hand and cash equivalents, along with our revenues from operations, will support our ongoing operations and repayment of outstanding indebtedness in the near term. However, to sustain our growth and support strategic initiatives, including the rollout of our Command & Communication business and increase deposits with telecommunication companies, we will require additional capital. To support all these, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We may also explore entering into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity and/or debt securities on terms acceptable to us, or at all, in order to support the rollout of our Command & Communication business and increase our deposits with our telecommunications company clients.

We did, however, as of May 31, 2025, receive $950,000 in subscription proceeds to purchase 380,000 shares of our common stock at $2.50 per share on a private placement basis, $1,724,615 from the exercise of warrants to purchase 1,149,743 shares of our common stock at $1.50 per share and $282,000 from the exercise of warrants to purchase 150,000 shares of our common stock at $1.88 per share.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the three months ended
	May 31, 2025	May 31, 2024
Net cash used in operating activities	$(1,204,217)	$(1,409,939)
Net cash used in investing activities	$(1,826)	$—
Net cash provided by financing activities	$2,956,615	$775,000
Effect of exchange rates on cash & cash equivalents	$(15,469)	$181,831
Net increase (decrease) in cash and cash equivalents	$1,735,103	$(453,108)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $205,722 in the three months ended May 31, 2025 compared to the three months ended May 31, 2024, primarily due to an increase in account receivable of ($6,005,779) (May 31, 2024: ($7,762,176)) and decrease in lease liability of ($1,567) (May 31, 2024: $12,006); offset by decrease in prepayment and deposit of $862,490 (May 31, 2043: $24,000 ), decrease in other receivable of $71,455 (May 31, 2024: ($150,316)), decrease in inventories of $43,613 (May 31, 2024: $nil), increase in accounts payable of $5,375,987 (May 31, 2024: $6,884,661) and increase in accrual and other payable of $26,048 (May 31, 2024: $833,177 )

Cash Flow used in Investing Activities

During the three months ended May 31, 2025, net cash used in investing activities increased by $1,826 compared to $nil in the three months ended May 31, 2024.

Cash Flow provided by Financing Activities

During the three months ended May 31, 2025, net cash provided by financing activities was $2,956,615 compared to net cash provided by financing activities during the three months ended May 31, 2024 of $775,000. The increase was due to the receipt of subscription proceeds on a private placement basis and exercise of warrants.

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

Critical Accounting Policies

For a complete summary of all our significant accounting policies refer to Note 2 - Summary of Principal Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 28, 2025 filed with the SEC on May 29, 2025.

For our Critical Accounting Policies, please refer to the “Critical Accounting Policies” section under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 28, 2025 filed with the SEC on May 29, 2025.

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

Based on such evaluation of our disclosure controls and procedures as of May 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of May 31, 2025. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of May 31, 2025, were not effective.

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses in 2023, including implementing measures designed address the control deficiencies. While progress has been made in designing and implementing these controls, testing and validating their effectiveness has yet to commence.  The remediation actions include:

•

Management has documented a complete set of controls incorporating segregation of duties, separate individuals performing and reviewing controls, and proper authorization and segregation of duties around payments and expenditures in 2023. While significant progress has been made in implementing most of these controls, the process is not yet complete. Management continues to work towards completing the implementation and anticipates further progress during the year.

•	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of May 31, 2025 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A – RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $1.98 million during the three-month period ended May 31, 2025 and net losses of approximately $5.1 million, $3.8 million and $7.5 million for the years ended February 28, 2025, 2024 and 2023, respectively. At May 31, 2025 and February 28, 2025, we had an accumulated deficit of approximately $36.1 million and $34.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUIRY SECURITIES

On March 3, 2025, the Company issued 27,500 shares of its common stock at a deemed price of $1.86 per share to one entity pursuant to consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) for the issuance of the shares to the entity that is a U.S. person.

On May 28, 2025, the Company issued an aggregate of 940,000 shares of its common stock at a price or deemed price of $2.50 per share to 8 individuals due to the closing of a private placement, which resulted in the receipt of $950,000 in cash and the settlement of an outstanding liability of $1,400,000. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the issuance of the shares to the 8 individuals who were non-U.S. persons as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside the United States.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended May 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

FINGERMOTION, INC.

Dated: July 15, 2025	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director