Form 10-Q
period 2025-08-31
FingerMotion, Inc.
filed 2025-10-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,908,429 shares of common stock outstanding as of October 7, 2025.

FINGERMOTION, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

3

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended August 31, 2025

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.

Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2025	2025
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$221,836	$1,128,135
Accounts receivable, net	37,778,762	32,659,437
Inventories	123,546	136,020
Prepayment and deposit	5,384,673	7,016,803
Other receivables	1,550,653	1,096,965
Total Current Assets	45,059,470	42,037,360
Non-current Assets
Equipment	12,356	23,260
Intangible assets	2,587	9,758
Right-of-use asset	73,869	126,581
Deferred tax asset	6,751,780	6,623,492
Total Non-Current Assets	6,840,592	6,783,091

TOTAL ASSETS	$51,900,062	$48,820,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$28,399,705	$24,560,361
Accrual and other payables	7,954,481	9,323,641
Loan payable, current portion	382,623	1,133,745
Lease liability, current portion	70,551	116,808
Total Current Liabilities	36,807,360	35,134,555
Non-current Liabilities
Lease liability, non-current portion	—	9,986
Deferred tax liabilities	17,315	16,954
Total Non-Current Liabilities	17,315	26,940

TOTAL LIABILITIES	$36,824,675	$35,161,495

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 59,408,429 shares and 57,141,186 issued and outstanding at August 31, 2025 and February 28, 2025 respectively	5,941	5,714

Additional paid-in capital	51,717,567	47,304,416

Additional paid-in capital - stock options	1,767,980	1,473,996

Accumulated deficit	(37,736,950)	(34,187,384)

Accumulated other comprehensive income	(661,922)	(943,276)

Stockholders’ equity before non-controlling interests	15,092,616	13,653,466

Non-controlling interests	(17,229)	5,490

TOTAL STOCKHOLDERS’ EQUITY	15,075,387	13,658,956

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,900,062	$48,820,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2025	2024	2025	2024
Revenue	$8,647,511	$8,458,763	$17,106,254	$16,832,746
Cost of revenue	(8,608,771)	(8,157,735)	(16,914,993)	(15,849,829)

Gross profit	38,740	301,028	191,261	982,917

Amortization & depreciation	(7,766)	(11,740)	(18,319)	(23,754)
General & administrative expenses	(1,387,466)	(1,548,036)	(2,897,892)	(3,429,813)
Marketing cost	(18,836)	(71,582)	(30,942)	(134,106)
Research & development	(77,540)	(180,273)	(250,192)	(359,266)
Credit impairment loss	71,198	—	(236,769)	—
Stock compensation expenses	(107,750)	(180,563)	(235,497)	(403,233)

Total operating expenses	(1,528,160)	(1,992,194)	(3,669,611)	(4,350,172)

Net loss from operations	(1,489,420)	(1,691,166)	(3,478,350)	(3,367,255)

Other income (expense):
Interest income	4,573	12,228	9,710	32,241
Interest expense	(40,248)	(28,578)	(92,129)	(28,578)
Exchange gain (loss)	(14,470)	12,150	(10,709)	12,393
Other income	(9,959)	4,815	(807)	4,816
Total other income (expense)	(60,104)	615	(93,935)	20,872

Net loss before income tax	$(1,549,524)	$(1,690,551)	$(3,572,285)	$(3,346,383)
Income tax expenses	—	—	—	—
Net loss	$(1,549,524)	$(1,690,551)	$(3,572,285)	$(3,346,383)

Less: Net profit (loss) attributable to the non-controlling interest	(8,514)	(2,322)	(22,719)	(2,250)

Net loss attributable to the Company’s stockholders	$(1,541,010)	$(1,688,229)	$(3,549,566)	$(3,344,133)

Other comprehensive income:
Foreign currency translation adjustments	129,045	240,216	281,354	175,217
Comprehensive loss	$(1,411,965)	$(1,448,013)	$(3,268,212)	$(3,168,916)
Less: Comprehensive loss attributable to non-controlling interest	—	183	542	(883)
Comprehensive loss attributable to the Company	$(1,411,965)	$(1,448,196)	$(3,268,754)	$(3,168,033)

NET PROFIT (LOSS) PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Loss Per Share - Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

NET PROFIT (LOSS) PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Loss Per Share - Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted Average Common Shares Outstanding - Basic	59,408,429	52,712,850	58,349,151	52,686,451
Weighted Average Common Shares Outstanding - Diluted	59,408,429	52,712,850	58,349,151	52,686,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

Common stock issued for cash	1,679,743	168	2,956,447	—	—	—	2,956,615	—	2,956,615
Common stock issued for professional service	27,500	3	56,760	—	—	—	56,763	—	56,763
Common stock issued for conversion of customer deposit	560,000	56	1,399,944	—	—	—	1,400,000	—	1,400,000
Accumulated other comprehensive income	—	—	—	—	—	152,309	152,309	—	152,309
Net Loss	—	—	—	—	(2,008,556)	—	(2,008,556)	(14,205)	(2,022,761)

Balance at May 31, 2025	59,408,429	5,941	51,717,567	1,473,996	(36,195,940)	(790,967)	16,210,597	(8,715)	16,201,882

Additional paid-in capital – stock options	—	—	—	293,984	—	—	293,984	—	293,984
Accumulated other comprehensive income	—	—	—	—	—	129,045	129,045	—	129,045
Net Loss	—	—	—	—	(1,541,010)	—	(1,541,010)	(8,514)	(1,549,524)

Balance at August 31, 2025	59,408,429	5,941	51,717,567	1,767,980	(37,736,950)	(661,922)	15,092,616	(17,229)	15,075,387

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024 (As restated)	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Accumulated other comprehensive income	—	—	—	—	—	(64,999)	(64,999)	—	(64,999)
Net Loss	—	—	—	—	(1,655,904)	—	(1,655,904)	72	(1,655,832)

Balance at May 31, 2024 (As restated)	52,712,850	5,271	40,662,355	1,233,619	(30,730,484)	(832,010)	10,338,751	2,100	10,340,851

Additional paid-in capital – stock options	—	—	—	422,701	—	—	422,701	—	422,701
Accumulated other comprehensive income	—	—	—	—	—	240,216	240,216	—	240,216
Net Loss	—	—	—	—	(1,688,229)	—	(1,688,229)	(2,322)	(1,690,551)

Balance at August 31, 2024 (As restated)	52,712,850	5,271	40,662,355	1,656,320	(32,418,713)	(591,794)	9,313,439	(222)	9,313,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31,	August 31,
	2025	2024
Net (loss)	$(3,572,285)	$(3,346,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	235,497	737,915
Amortization and depreciation	18,319	23,754
Provision for expected credit losses	236,770	—
Gain on disposal of equipment	31	—

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,610,390)	(12,209,223)
(Increase) decrease in prepayment and deposit	1,531,103	(22,226)
(Increase) decrease in others receivable	(425,360)	527,972
(Increase) decrease in inventories	15,187	—
Increase (decrease) in accounts payable	3,278,687	10,002,702
Increase (decrease) in accrual and other payables	209,687	1,369,869
Increase (decrease) due to lease liability	(3,495)	11,448
Net Cash (used in) operating activities	(3,086,249)	(2,904,172)

Cash flows from investing activities
Purchase of equipment	(1,826)	(1,741)
Net cash (used in) investing activities	(1,826)	(1,741)

Cash flows from financing activities
Repayment of loan payable	(751,122)	—
Proceed from loan payable	—	1,024,688
Advance from stock subscription receivable	—	1,605,000
Proceeds from issuance of common stock	2,956,615	—
Net cash provided by financing activities	2,205,493	2,629,688

Effect of exchange rates on cash and cash equivalents	(23,717)	(430,723)

Net change in cash	(906,299)	(706,948)

Cash at beginning of period	1,128,135	1,517,232

Cash at end of period	$221,836	$810,284

Supplemental disclosures of cash flow information:
Interest paid	$92,129	$—
Taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for professional service	$56,763	$—
Conversion of customer deposit to shares	$1,400,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

The Company changed its name to FingerMotion, Inc. on July 13, 2017, after a change in control. In July 2017 the Company acquired all of the outstanding shares of Finger Motion Company Limited (“FMCL”), a Hong Kong corporation formed on April 6, 2016, that is an information technology company which specialized in operating and publishing mobile games.

Pursuant to the Share Exchange Agreement with FMCL, effective July 13, 2017 (the “Share Exchange Agreement”), the Company agreed to exchange the outstanding equity stock of FMCL held by the shareholders of FMCL for shares of common stock of the Company. At the Closing Date, the Company issued 12,000,000 shares of common stock to the FMCL shareholders. In addition, the Company issued 600,000 shares to other consultants in connection with the transactions contemplated by the Share Exchange Agreement.

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

On October 16, 2018, the Company through its indirect wholly-owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became JiuGe Management’s contractually-controlled affiliate. The use of VIE agreements is a common structure used to acquire operational control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of JiuGe Technology.

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

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

The following assets and liabilities and of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of August 31, 2025 and February 28, 2025:

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Assets and liabilities of the VIE

	August 31, 2025	February 28, 2025
	(unaudited)
Current assets	$9,110,387	$9,647,455
Non-current assets	456,970	512,958
Total assets	$9,567,357	$10,160,413

Current liabilities	$13,141,497	$12,925,255
Non-current liabilities	17,315	26,940
Total liabilities	$13,158,812	$12,952,195

Assets and liabilities of the VIE’s Subsidiaries

	August 31, 2025	February 28, 2025
	(unaudited)
Current assets	$33,948,538	$29,073,164
Non-current assets	5,717,174	5,598,659
Total assets	$39,665,712	$34,671,823

Current liabilities	$39,932,530	$34,137,259
Non-current liabilities	—	—
Total liabilities	$39,932,530	$34,137,259

Operating Result of VIE

	For the Six Months Ended August 31, 2025	For the Six Months Ended August 31, 2024
	(unaudited)	(unaudited)
Revenue	$1,241,600	$3,941,998
Cost of revenue	(1,159,544)	(3,506,562)
Gross profit	$82,056	$435,436

Amortization and depreciation	(11,325)	(12,021)
General and administrative expenses	(779,611)	(1,020,074)
Marketing cost	(13,438)	(68,537)
Research & development	(43,513)	(194,198)
Credit impairment loss	19,794	—
Total operating expenses	$(828,093)	$(1,294,830)

Loss from operations	$(746,037)	$(859,394)

Interest income	9,260	32,186
Other income	5,065	4,065
Total other income	$14,325	$36,251

Tax expense	—	—

Net loss	$(731,712)	$(823,143)

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE’s Subsidiaries

	For the Six Months Ended August 31, 2025	For the Six Months Ended August 31, 2024
	(unaudited)	(unaudited)
Revenue	$14,943,155	$12,890,748
Cost of revenue	(14,861,361)	(12,343,267)
Gross profit	$81,794	$547,481

Amortization and depreciation	(478)	(477)
General and administrative expenses	(541,703)	(662,358)
Marketing cost	(17,504)	(65,569)
Research & development	(67,326)	(44,503)
Credit impairment loss	(262,809)	—
Total operating expenses	$(889,820)	$(772,907)

Loss from operations	$(808,026)	$(225,426)

Interest income	36	13
Other income	4,710	441
Total other income	$4,746	$454

Tax expense	—	—

Net loss	$(803,280)	$(224,972)

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

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
August 31, 2025	RMB7.1314 to $1.00
February 28, 2025	RMB7.2830 to $1.00
Income statement and cash flows items
For the six months ended August 31, 2025	RMB7.2155 to $1.00
For the six months ended August 31, 2024	RMB7.2231 to $1.00

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3 - 10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to note 8 for allowances for credit losses recognized in profit or loss by the Company during the six months ended August 31, 2025 and for the year ended February 28, 2025.

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

For the six months ended August 31, 2025, the Company sold about 79% of its total revenue to one major customer and the amounts due from this company represent approximately 41% of the total accounts receivable as at August 31, 2025.

For the six months ended August 31, 2024, the Company sold about 94% of its total revenue to two major customers and the amounts due from these companies represent approximately 77% of the total accounts receivable as at August 31, 2024.

For the six months ended August 31, 2025, the Company purchased about 78% of its total purchase from one major supplier and the amounts due to this company represent approximately 44% of the total accounts payable as at August 31, 2025.

For the six months ended August 31, 2024, the Company purchased about 98% of its total purchase from two major suppliers and the amounts due to these companies represent approximately 83% of the total accounts payable as at August 31, 2024.

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

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

Cost of Revenue

Cost of revenue consists of telecommunication products and services, and SMS & MMS business for operators or other suppliers, and the purchase cost of emergency equipment for command and communication.

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

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, professional service fees, allocation of facility costs, depreciation, and amortization associated with general selling and administrative overhead activities.

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

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $37,736,950 and $34,187,384 as at August 31, 2025 and February 28, 2025 respectively, and had a net loss of $3,572,285 and $3,346,383 for the six months ended August 31, 2025 and 2024, respectively.

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

Note 4 - Revenue

We recorded $17,106,254 and $16,832,746 in revenue, respectively, for the six months ended August 31, 2025 and 2024.

	For the six months ended
	August 31, 2025	August 31, 2024
	(unaudited)	(unaudited)
Telecommunication Products & Services	$16,951,135	$16,798,764
DaGe Platform	17,836	5,252
Command & Communication	109,826	28,730
Big Data	27,457	—
	$17,106,254	$16,832,746

Note 5 – Equipment

At August 31, 2025 and February 28, 2025, the company has the following amounts related to tangible assets:

	August 31, 2025	February 28, 2025
	(unaudited)
Equipment	$107,185	$103,945
Less: accumulated depreciation	(94,829)	(80,685)
Net equipment	$12,356	$23,260

No significant residual value is estimated for the equipment. Depreciation expenses for the six months ended August 31, 2025 and 2024 totaled $13,007 and $13,521 respectively.

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 – Intangible Asset

At August 31, 2025 and February 28, 2025, the company has the following amounts related to intangible assets:

	August 31, 2025	February 28, 2025
	(unaudited)
Mobile applications	206,286	201,993
Less: accumulated amortization	(203,699)	(192,235)
Net intangible assets	$2,587	$9,758

No significant residual value is estimated for these intangible assets. Amortization expenses for the six months ended August 31, 2025 and 2024 totaled $5,312 and $10,233, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledged to the vendor for stock credits to be used for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business, as well as our SMS & MMS business. Deposits include payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall, and JD.com.

	August 31, 2025	February 28, 2025
	(unaudited)
Deposit	$4,916,625	$6,631,704
Prepayment	468,048	385,099
	$5,384,673	$7,016,803

Note 8 – Accounts Receivable, net

	August 31, 2025	February 28, 2025
	(unaudited)
Accounts receivable	$38,448,580	$33,094,782
Less: allowance for credit losses	(669,818)	(435,345)
	$37,778,762	$32,659,437

The Company normally allows credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by Management.

Activities related to allowance for credit losses are presented below.

	August 31, 2025	February 28, 2025
	(unaudited)
At beginning of the period	$435,345	$—
Additions	234,473	435,345

At end of the period	$669,818	$435,345

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 – Other Receivables

At August 31, 2025 and February 28, 2025, the company has the following amounts related to other receivables:

	August 31, 2025	February 28, 2025
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,125,989	$745,935
Security deposit	179,949	336,558
Others	244,715	14,472
	$1,550,653	$1,096,965

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases typically range from one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2025.

Information related to the Company's right-of-use assets and related lease liabilities was as follows:

	August 31, 2025	February 28, 2025
Right-of-use asset	(unaudited)
Right-of-use asset, net	$73,869	$126,581

Lease liability
Current lease liability	$70,551	$116,808
Non-current lease liability	—	9,986
Total lease liability	$70,551	$126,794

Remaining lease term and discount rate	August 31, 2025
Weighted-average remaining lease term	8 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of August 31, 2025:

Twelve months ended August 31,
2026	$71,672
Less: imputed interest	(1,121)
Present value of lease obligations	$70,551

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

As of August 31, 2025 there were 59,408,429 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at August 31, 2025, and the changes during the period, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2025	5,288,316	$1.56
Exercised	(1,149,743)	1.50
Exercised	(150,000)	1.88
Balance, August 31, 2025	3,988,573	$1.57

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

A summary of stock purchase warrants outstanding and exercisable as at August 31, 2025 is as follows:

	Number of Warrants		Remaining Contractual
Exercise Price		Outstanding		Life (Years)	Expiry Date
8.22		28,312		0.18	November 4, 2025
6.70		10,000		0.22	November 21, 2025
1.50		3,850,261		4.32	December 23, 2029
1.88		100,000		4.32	December 23, 2029
1.57		3,988,573

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

On December 28, 2021, the Company granted an aggregate of 4,545,000 stock options pursuant to the Company’s 2021 Stock Incentive Plan, having an exercise price of $8.00 per share and an expiry date of five years from the date of grant to 40 individuals who were directors, officers, employees, and consultants of the Company. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S promulgated under the U.S. Securities Act for the grant of stock options to individuals who are non-U.S. persons and upon the exemption from registration under Section 4(a)(2) of the U.S. Securities Act for two individuals who are U.S. persons. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant. At our annual meeting of stockholders held on February 17, 2023, the stockholders approved an amendment to the exercise price of the outstanding stock options from $8.00 to $3.84. The strike price adjustment did not affect the fair value.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2025	February 28, 2025
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	1.33	1.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

On July 28, 2023, the Company granted an aggregate of 2,648,500 stock options pursuant to the Company’s 2023 Stock Incentive Plan, having an exercise price of $4.62 per share and an expiry date of five years from the date of grant to 22 individuals who were employees and consultants of the Company’s subsidiaries and contractually controlled affiliate. The stock options are all subject to vesting provisions of 20% on the date of grant and 20% on each of the first, second, third, and fourth anniversary of the date of grant.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	August 31, 2025	February 28, 2025
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	2.91	3.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options (continued)

A continuity schedule of outstanding stock options as at August 31, 2025, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2025	6,039,100	$4.18
Exercised	—	—
Cancelled/Forfeited	—	—
Balance, August 31, 2025	6,039,100	$4.18

A continuity schedule of outstanding unvested stock options at August 31, 2025, and the changes during the six months periods, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2025	2,303,300	$5.16
Vested – July 28, 2025	(529,700)	$4.58
Balance, August 31, 2025	1,773,600	$5.34

As at August 31, 2025, the aggregate intrinsic value of the outstanding stock options granted on December 28, 2021 was estimated at $0 as the current price as of August 31, 2025 is $1.51 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of August 31, 2025 is lower than the strike price.

A summary of stock options outstanding and exercisable as at August 31, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at August 31, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at August 31, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$ 3.00 to $ 4.00	3,390,600	$3.84	1.33	2,676,400	$3.84	1.33
$ 4.00 to $ 5.00	2,648,500	$4.62	2.91	1,589,100	$4.62	2.91
	6,039,100			4,265,500

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 –Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the six months ended
	August 31, 2025	August 31, 2024
Numerator - basic and diluted	(unaudited)	(unaudited)
Net Loss	$(3,572,285)	$(3,346,383)
Denominator
Weighted average number of common shares outstanding —basic	58,349,151	52,686,451
Weighted average number of common shares outstanding —diluted	58,349,151	52,686,451
Loss per common share — basic	$(0.06)	$(0.06)
Loss per common share — diluted	$(0.06)	$(0.06)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2025 and 2024.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the six months ended August 31, 2025 and 2024.

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

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2025 and 2024 are as follows:

	For the six months ended
	August 31, 2025	August 31, 2024
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(46.0%)	(46.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13 – Income Taxes (continued)

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At August 31, 2025 and February 28, 2025, the valuation allowances were $3,768,932 and $3,188,969, respectively.

The significant components of the Company’s deferred tax account balances are as follows:

	August 31, 2025	February 28, 2025
	(unaudited)
Deferred tax assets
Net operating losses carry forward	$3,836,819	$3,316,740
Accruals and reserves	6,664,475	6,476,962

Lease liability	19,418	19,029
Total deferred tax assets	10,520,712	9,812,461

Less: Valuation allowance	(3,768,932)	(3,188,969)

Total deferred tax assets, net of valuation allowance	6,751,780	6,623,492
Deferred tax liabilities
Right-of-use asset	(17,315)	(16,954)
Total deferred tax liabilities	(17,315)	(16,954)

Net deferred tax assets (liabilities)	$6,734,465	$6,606,538

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

FINGERMOTION, INC.

Six months ended August 31, 2025 and 2024

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

On February 14, 2025, the Company repaid 2 short-term loans of SGD$370,000 and SGD$250,000.

On July 21, 2025, the Company repaid a short-term loan of SGD$500,000.

On August 1, 2025, the Company repaid a short-term loan of SGD$500,000.

Note 16 - Subsequent Events

On September 30, 2025, the Company, JiuGe Management, and Shanghai Jihaohe Information Technology Co., Ltd. (“Shanghai Jihaohe”), entered into an asset purchase agreement pursuant to which the Company caused JiuGe Management to acquire all of the intellectual property (including, without limitation, all of the inventions, software in source code or object code, trademarks, copyrights and trade secrets) underpinning our DaGe platform, in consideration of the issuance by the Company to Shanghai Jihaohe on October 2, 2025, of 1,500,000 shares of common stock of the Company at a deemed issuance price of $1.57 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2025, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2025, our most recently completed year end, to August 31, 2025, and our results of operations for the six months ended August 31, 2025, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

To operate, the VIE and Beijing XunLian TianXia Technology Co., Ltd. are required to obtain, and have obtained, a value-added telecommunications business license from PRC authorities. In connection with our previous issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this periodic report on Form 10-Q, we, our PRC subsidiaries and the VIE, (i) are not required to obtain permissions from the CSRC except that as of March 31, 2023 we may have to file with the CSRC with respect to a new offering of our securities, (ii) are not required to go through cybersecurity review by the CAC, and (iii) have received or were not denied such requisite permissions by any PRC authority. If we, our subsidiaries or the VIE (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be subject to government enforcement actions, investigations, penalties, sanctions and fines imposed by the CSRC, the CAC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiary may be ordered to suspend and its business qualifications and licenses may be revoked.

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

FingerMotion started and commercialized its “Business to Business” (“B2B”) model by integrating with various e-commerce platforms to provide its mobile payment and recharge services to subscribers or end consumers. In the first quarter of 2019, FingerMotion expanded its business by commercializing its first “Business to Consumer” (“B2C”) model, offering the telecommunication providers’ products and services, including data plans, subscription plans, mobile phones, and loyalty points redemption, directly to subscribers or customers of the e-commerce companies, such as PinDuoDuo.com, TMall.com, and JD.Com. The Company plans to further expand its universal exchange platform by setting up B2C stores on several other major e-commerce platforms in China. In addition, we have been designated as one of China Mobile’s loyalty redemption partners, which allows us to provide such services for their customers via our platform.

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

During the recent fiscal year, the Company expanded its offerings under its telecommunication product and services by increasing its product line revenue streams.

Value Added Product and Services

The Company continues to evaluate and develop value-added products and services in collaboration with the telecommunication provider and all our e-commerce platform partners. In 2022, our contractually-controlled subsidiary, JiuGe Technology, through its 99% owned subsidiary Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. entered into an agreement with both China Unicom and China Mobile to introduce a Mobile Device Protection product as part of subscription plans for new mobile phones and new 5G devices. The initiatives formed part of our broader efforts to expand value-added solutions in cooperation with telecom operators. Additionally, we have introduced cloud-based services that provide corporate customers with secure data storage, processing capabilities, and databases accessible via the internet. These services complement our telecommunication offerings. We continue to work closely with our partners to identify and pursue additional value-added product lines that align with evolving market opportunities.

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

Big Data Insights

In July 2020, the Company launched its proprietary technology platform “Sapientus” as its big data insights arm to deliver data-driven solutions and insights for businesses within the insurance, healthcare, and financial services industries. The Company, acting primarily through its indirect wholly-owned subsidiary, Finger Motion Financial Company Limited (“FMFCL”) applies its vast experience in the insurance and financial services industry and capabilities in technology and data analytics to develop revolutionary solutions targeted towards insurance and financial consumers. Integrating diverse publicly available information, insurance and financial based data with technology and finally registering them into the FingerMotion telecommunications and insurance ecosystem, the Company would be able to provide functional insights and facilitate the transformation of key components of the insurance value chain, including driving more effective and efficient underwriting, enabling fraud evaluation and management, empowering channel expansion and market penetration through novel product innovation, and more. The ultimate objective is to promote, enhance, and deliver better value to our partners and customers.

The Company’s proprietary risk assessment engine offers standard and customized scoring and appraisal services based on multi-dimensional factors. The Company has the ability to provide potential customers and partners with insights-driven and technology-enabled solutions and applications, including preferred risk selection, precision marketing, product customization, and claims management (e.g., fraud detection). The Company’s mission is to deliver the next generation of data-driven solutions in the financial services, healthcare, and insurance industries resulting in more accurate risk assessments, more efficient processes, and a more delightful user experience.

On or around January 25, 2021, FMFCL entered into a services agreement with Pacific Life Re, a global life reinsurer serving the insurance industry with a comprehensive suite of products and services.

In December 2021, the Company, acting through JiuGe Technology, formed a collaborative research alliance with Munich Re in extending behavioral analytics to enhance understanding of morbidity and behavioral patterns in the Chinese market, with the goal of creating value for both insurers and the end insurance consumers through better technology, product offerings, and customer experience.

As part of its regional initiatives, the Company also entered into an agreement with PT Mach Wireless Teknologi in Indonesia to explore the introduction of an AI-powered insurance risk rating platform.

Building on these earlier initiatives, the Company has most recently advanced development of its Insurance Management and Enablement (“IME”) platform, a digital solution designed to streamline customer management, product configuration, policy administration, and performance tracking across the insurance value chain. IME is positioned as a cornerstone initiative under Sapientus, with the objective of improving efficiency, compliance, and decision-making for insurers and brokers while creating new avenues for recurring revenue and strategic partnerships.

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

Additionally, we leveraged our existing telecommunications infrastructure to expand the platform’s reach, capitalizing on cross-promotion opportunities within our mobile services business. The introduction of loyalty programs and seasonal promotions helped retain users and drive repeat business, thereby further strengthening the platform’s position in the market. As we look ahead, we plan to continue expanding DaGe’s offerings by targeting new markets and forming strategic partnerships with both local and national service providers.

Building on the momentum from the previous fiscal year, the DaGe platform continued to evolve during the six months ended August 31, 2025. We focused on strengthening relationships with service providers, enhancing user experience, and selectively expanding coverage across key regions. Ongoing efforts to refine platform functionality and deepen user engagement are aligned with our broader strategy to scale DaGe’s presence in the automotive services and EV ecosystem. We also continued to leverage synergies with our telecommunications business to support user acquisition and platform traffic.

Recent Developments

On or aournd June 5, 2025, our subsidiary, JiuGe Technology, entered into a strategic collaboration arrangement with Zhejiang Jincheng Automotive Group Co., Ltd. The arrangement sets the framework for joint efforts in integrating FingerMotion’s C2 Platform into a new generation of emergency response vehicles. The collaboration will focus on technical integration, hardware adaptation, and business model development to serve enterprise and government customers in the emergency response market.

On or around June 12, 2025, JiuGe Technology also entered into a strategic collaboration arrangement with Qingling Motors Co., Ltd., a leading Chinese automotive manufacturer. This partnership aims to co-develop next-generation intelligent vehicle solutions based on FingerMotion’s C2 Platform to deliver smarter, more responsive technologies for high-demand sectors such as emergency services and smart logistics. The collaboration covers system development, IP protection, and potential commercial deployment.

On September 30, 2025, our Company, our WOFE, JiuGe Management, and Shanghai Jihaohe Information Technology Co., Ltd. (“Shanghai Jihaohe”), entered into an asset purchase agreement pursuant to which we caused JiuGe Management to acquire all of the intellectual property (including, without limitation, all of the inventions, software in source code or object code, trademarks, copyrights and trade secrets) underpinning our DaGe platform, in consideration of the issuance by us to Shanghai Jihaohe on October 2, 2025, of 1,500,000 fully-paid and non-assessable shares of our common stock at a deemed issuance price of $1.57 per share.

Results of Operations

Three Months Ended August 31, 2025 Compared to Three Months Ended August 31, 2024

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Revenue	$8,647,511	$8,458,763
Cost of revenue	$(8,608,771)	$(8,157,735)
Total operating expenses	$(1,528,160)	$(1,992,194)
Total other income (expenses)	$(60,104)	$615
Net loss attributable to the Company’s stockholders	$(1,541,010)	$(1,688,229)
Foreign currency translation adjustment	$129,045	$240,216
Comprehensive loss attributable to the Company	$(1,411,965)	$(1,448,196)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.03)

Revenue

The following table sets forth the Company’s revenue from its lines of business for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024	Change (%)
Telecommunication Products & Services	$8,639,881	$8,425,244	3%
DaGe Platform	$6,898	$4,789	44%
Command & Communication	$585	$28,730	-98%
Big Data	$147	$—	100%
Total Revenue	$8,647,511	$8,458,763	2%

We recorded $8,647,511 in revenue for the three months ended August 31, 2025, an increase of $188,748 or 2%, compared to the three months ended August 31, 2024. This increase resulted from increases in revenue of $214,637, $2,109, and $147 from our Telecommunication Products & Services, DaGe Platform, and Big Data, respectively, offset by a decrease in revenue of $28,145 from our Command & Communication.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the three months ended August 31, 2025, our revenue remained primarily driven by our Telecommunication Products & Services segment, which contributed $8.64 million, representing 99% of total revenue.

The DaGe Platform, launched in 2024, continues to gain early momentum, generating $6,898 in revenue compared to $4,789 in the same period last year. While revenue contributions remain modest, growth indicates increasing user engagement and potential for stronger contributions as services scale and integration with EV charging networks deepens.

The Command and Communication segment generated $585 in revenue during the quarter, reflecting continued progress in deploying our emergency response and communication services. This business supports our long-term diversification strategy and reinforces our commitment to scalable public safety solutions.

The Big Data segment generated revenue of $147 during the quarter. A key focus is the development of our Insurance Management and Enablement (IME) platform, which provides an end-to-end digital solution for insurance brokers by streamlining customer management, product configuration, policy administration, and performance tracking. We are actively pursuing commercial opportunities for IME, which we believe can become a core driver of recurring revenue and strategic partnerships. Alongside IME, we continue to advance other Sapientus initiatives such as customer profiling tools, AI chatbots, all of which contribute to building an AI-powered ecosystem that supports insurers and telecom partners while expanding our future revenue streams across Southeast Asia.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Telecommunication Products & Services	$8,594,670	$8,121,699
DaGe Platform	$13,624	$8,035
Command & Communication	$477	$28,001
Big Data	$—	$—
Total Cost of Revenue	$8,608,771	$8,157,735

We recorded $8,608,771 in costs of revenue for the three months ended August 31, 2025, an increase of $451,036 or 6%, compared to the three months ended August 31, 2024. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans, and mobile phone sales in China. To earn this revenue, we incur costs of the product, certain customer acquisition costs, including discounts, promotions, and marketing initiatives aimed at user growth and partner engagement, particularly in our emerging segments, which are reflected in our cost of revenue.

Gross profit

For the three months ended August 31, 2025, we recorded a gross profit of $38,740, a decrease of $262,288 or 87%, compared to the three months ended August 31, 2024. The decline in gross profit is primarily attributable to margin variability within the Telecommunication Products & Services segment, where certain transactions carried lower margins. While margins in this segment may fluctuate, the business remains a strategic core of our business as maintaining scale and presence in the telecom market is crucial to supporting our broader ecosystem and creating cross-selling opportunities with our emerging platforms. In addition, initial ramp-up costs in our emerging segments, particularly the DaGe Platform and Command and Communication business, contributed to overall margin pressure, as these segments are still in the early stages of development and have yet to achieve scale efficiencies.

Amortization & Depreciation

We recorded depreciation of $7,766 for fixed assets for the three months ended August 31, 2025, a decrease of $3,974 or 34%, compared to the three months ended August 31, 2024.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Accounting	$97,764	$35,629
Consulting	$340,715	$361,628
Entertainment	$34,179	$59,777
IT	$25,431	$22,013
Rent	$40,697	$33,744
Salaries & Wages	$568,709	$616,947
Technical fee	$32,026	$34,895
Travelling	$38,017	$81,619
Others	$209,928	$301,784
Total G&A Expenses	$1,387,466	$1,548,036

We recorded $1,387,466 in general and administrative expenses for the three months ended August 31, 2025, a decrease of $160,570 or 10%, compared to the three months ended August 31, 2024. The decrease was primarily due to lower salaries & wages, traveling, entertainment, and other miscellaneous expenses compared to the prior year. General and administrative expenses consist of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support our business growth and regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our business segments.

Marketing Cost

The following table sets forth the Company’s marketing costs for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Marketing Cost	$18,836	$71,582

We recorded $18,836 in marketing costs for the three months ended August 31, 2025, being a decrease of $52,746 or 74%, compared to the three months ended August 31, 2024. Marketing activities during the quarter were primarily focused on targeted campaigns supporting the continued rollout of our DaGe platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Research & Development	$77,540	$180,273

We incurred fees of $77,540 in research & development for the three months ended August 31, 2025 as compared to $180,273 for the three months ended August 31, 2024 representing a decrease of $102,733 or 57%.

A substantial portion of the research and development efforts during the quarter was directed toward our Big Data segment under the Sapientus brand, while preliminary development activities also began within our Command and Communication segment, which is currently in its initial buildout phase under a strategic joint venture.

Within Sapientus, our primary focus has been the development of the IME platform, a digital solution designed to integrate customer management, product configuration, policy administration, and performance tracking across the insurance value chain. The IME platform aims to enhance efficiency, minimize errors, strengthen compliance, and provide real-time insights for insurers and brokers. During the quarter, we continued to advance IME toward commercialization and pursue opportunities for strategic partnerships.

In addition to IME, we maintained and enhanced our credit risk assessment platform and continued development of other AI-powered analytics initiatives, including intelligent risk evaluation, product innovation, and sales enablement tools. We also refine our analytics using empirical data to build future capabilities in portfolio segmentation and data-driven distribution strategies. The Company continues to maintain registered patents in China covering proprietary model algorithms and insurance analytics infrastructure.

Looking ahead, we intend to expand Sapientus beyond China, with an emphasis on scalable and low capital data solutions designed for international markets. At the same time, we are progressing the early stage development of our Command & Communication segment under a strategic collaboration, supporting future opportunities in emergency response and public safety infrastructure. Research and development remains core to our innovation led strategy and long term value creation across both analytics and technology-driven services.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Credit impairment loss	$(71,198)	$—

We recorded ($71,198) in credit impairment loss for the three months ended August 31, 2025, compared to no such losses for the three months ended August 31, 2024. The favorable movement reflects updated evaluation of customer credit risk and overall credit exposure, resulting in a reduction of previously estimated credit losses.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	August 31, 2025	August 31, 2024
Share compensation expenses	$107,750	$180,563

We incurred fees of $107,750 in share issuance for consultants in consideration of services and stock option compensation expense for the three months ended August 31, 2025 as compared to $180,563 for the three months ended August 31, 2024. The decrease of $72,813 or 40% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $1,528,160 in operating expenses for the three months ended August 31, 2025, as compared to $1,992,194 in operating expenses for the three months ended August 31, 2024. The decrease of $464,034 or 23%, for the three months ended August 31, 2025 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $1,541,010 for the three months ended August 31, 2025 and $1,688,229 for the three months ended August 31, 2024. The decrease in net loss attributable to the Company’s shareholders of $147,219 or 9% resulted primarily from the reduction in operating expenses as discussed above.

Six Months Ended August 31, 2025 Compared to Six Months Ended August 31, 2024

The following table sets forth our results of operations for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Revenue	$17,106,254	$16,832,746
Cost of revenue	$(16,914,993)	$(15,849,829)
Total operating expenses	$(3,669,611)	$(4,350,172)
Total other income (expenses)	$(93,935)	$20,872
Net loss attributable to the Company’s stockholders	$(3,549,566)	$(3,344,133)
Foreign currency translation adjustment	$281,354	$175,217
Comprehensive loss attributable to the Company	$(3,268,754)	$(3,168,033)
Basic Loss Per Share attributable to the Company	$(0.06)	$(0.06)
Diluted Loss Per Share attributable to the Company	$(0.06)	$(0.06)

Revenue

The following table sets forth the Company’s revenue from its lines of business for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024	Change (%)
Telecommunication Products & Services	$16,951,135	$16,798,764	1%
DaGe Platform	$17,836	$5,252	240%
Command & Communication	$109,826	$28,730	282%
Big Data	$27,457	$—	100%
Total Revenue	$17,106,254	$16,832,746	2%

We recorded $17,106,254 in revenue for the six months ended August 31, 2025, an increase of $273,508 or 2%, compared to the six months ended August 31, 2024. This increase resulted from increases in revenue of $152,371, $12,584, $81,096 and $27,457 from our Telecommunication Products & Services, DaGe Platform, Command & Communication and Big Data, respectively.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. For the six months ended August 31, 2025, our revenue remained primarily driven by our Telecommunication Products & Services segment, which contributed $16.95 million, representing 99% of total revenue.

The DaGe Platform, launched in 2024, generated $17,836 in revenue compared to $5,252 in the same period last year. While still in its development phase, the platform reflects early momentum as we expand into the automotive services market, including offerings such as car wash, maintenance, and EV charging. Revenue contributions remain modest, but increasing user engagements highlights the platform’s long-term potential as services scale and integration with EV charging networks expands.

The Command and Communication segment generated $109,826 in revenue for the six months ended August 31, 2025, reflecting continued progress in deploying our emergency response and communication services. This business supports our long-term diversification strategy and reinforces our commitment to scalable public safety solutions.

The Big Data segment generated revenue of $27,457for the six months ended August 31, 2025. Our primary focus in this segment has been advancing the Insurance Management and Enablement (IME) platform, a digital solution designed to integrate customer management, product configuration, policy administration, and performance tracking for insurance brokers and insurers. IME is being positioned as a cornerstone for future recurring revenue and strategic partnerships, and we are actively pursuing commercial opportunities around the platform. In addition to IME, we continue to develop other Sapientus initiatives, including intelligent customer profiling tools and AI chatbots. Collectively, these initiatives are building an AI-powered ecosystem that supports insurers and telecom partners and lays the foundation for subscriptions services, consulting solutions, and data-enable product distribution across Southeast Asia.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Telecommunication Products & Services	$16,789,322	$15,813,315
DaGe Platform	$36,114	$8,513
Command & Communication	$89,557	$28,001
Big Data	$—	$—
Total Cost of Revenue	$16,914,993	$15,849,829

We recorded $16,914,993 in costs of revenue for the six months ended August 31, 2025, an increase of $1,065,164 or 7%, compared to the six months ended August 31, 2024. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts, promotion and marketing initiatives aimed at user growth and partner engagement, particularly in our emerging segments which are reflected in our cost of revenue.

Gross profit

Our gross profit for the six months ended August 31, 2025 was $191,261, a decrease of $791,656 or 81%, compared to the six months ended August 31, 2024. The decline was primarily attributable to margin variability within the Telecommunication Products & Services segment, where certain transactions carried lower margins. Although margins in the Telecommunication sector may fluctuate and, at times, narrow significantly, this segment remains a strategic core of our business, as maintaining scale and presence in the telecom market is essential to supporting our broader ecosystem and enabling cross-selling opportunities with our emerging platforms. In addition, initial ramp-up costs in our emerging segments, particularly the DaGe Platform and Command and Communication business, contributed to overall margin compression as these businesses are still in the early stages of development and have yet to achieve scale efficiencies.

Amortization & Depreciation

We recorded depreciation of $18,319 for fixed assets for the six months ended August 31, 2025, a decrease of $5,435 or 23%, compared to the six months ended August 31, 2024.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Accounting	$147,643	$59,257
Consulting	$796,324	$786,066
Entertainment	$79,267	$127,600
IT	$36,209	$33,751
Rent	$72,318	$66,940
Salaries & Wages	$1,180,754	$1,233,589
Technical fee	$63,743	$95,241
Travelling	$117,204	$163,457
Others	$404,431	$863,912
Total G&A Expenses	$2,897,892	$3,429,813

We recorded $2,897,892 in general and administrative expenses for the six months ended August 31, 2025, a decrease of $531,921 or 16%, compared to the six months ended August 31, 2024. The decrease was primarily due to lower salaries & wages, travelling, entertainment, and other miscellaneous expenses compared to the prior year. General and administrative expenses consist of personnel related costs, professional and accounting services, and general office and operational expenses necessary to support our business growth and regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our business segments.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Marketing Cost	$30,942	$134,106

We recorded $30,942 in marketing cost for the six months ended August 31, 2025, being a decrease of $103,164 or 77%, compared to the six months ended August 31, 2024. Marketing activities during the quarter were primarily related to targeted campaigns supporting the continued rollout of our DaGe platform.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Research & Development	$250,192	$359,266

We incurred fees of $250,192 in research & development for the six months ended August 31, 2025 as compared to $359,266 for the six months ended August 31, 2024 representing a decrease of $109,074 or 30%.

A substantial portion of the research and development efforts during the quarter was directed toward our Big Data segment under the Sapientus brand, while preliminary development activities also began within our Command and Communication segment, which is currently in its initial buildout phase under a strategic joint venture.

Within Sapientus, our primary focus has been the development of the Insurance Management and Enablement (IME) platform, a digital solution designed to integrate customer management, product configuration, policy administration, and performance tracking across the insurance value chain. IME is designed to improve efficiency, reduce errors, strengthen compliance, and provide real-time insights for insurers and brokers. During the six month period, we advanced IME towards commercialization and continued to pursue opportunities for strategic partnerships.

In addition to IME, we maintained and enhanced our credit risk assessment platform and continued to develop other AI-powered analytics initiatives, including intelligent risk evaluation, product innovation, and a sales enablement tool. We also refine our analytics initiatives, including using empirical data to strengthen future capabilities in portfolio segmentation and data-driven distribution strategies. The Company continues to maintain all the registered patents in China covering proprietary model algorithms and insurance analytics infrastructure.

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

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Credit impairment loss	$236,769	$—

We recorded $236,769 in credit impairment loss for six months ended August 31, 2025, an increase $236,769 or 100% compared to the six months ended August 31, 2024, reflecting a prudent assessment of expected credit loss based on updated evaluations of customer credit risk and overall credit exposure.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the six months ended
	August 31, 2025	August 31, 2024
Share compensation expenses	$235,497	$403,233

We incurred fees of $235,497 in share issuance for consultants in consideration of services and stock option compensation expense for the six months ended August 31, 2025 as compared to $403,233 for the six months ended August 31, 2024. The decrease of $167,736 or 42% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $3,669,611 in operating expenses for the six months ended August 31, 2025, as compared to $4,350,172 in operating expenses for the six months ended August 31, 2024. The decrease of $680,561 or 16%, for the six months ended August 31, 2025 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $3,549,566 for the six months ended August 31, 2025 and $3,344,133 for the six months ended August 31, 2024. The increase in net loss attributable to the Company’s shareholders of $205,433 or 6% resulted primarily from the significant decline in gross profit which was due to the low margin product mix in the Telecommunication Product & Services segment as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of August 31, 2025 and February 28, 2025:

	As at August 31, 2025	As at February 28, 2025
Cash reserves	$221,836	$1,128,135
Working capital	$8,252,110	$6,902,805

At August 31, 2025, we had cash and cash equivalents of $221,836, as compared to cash and cash equivalents of $1,128,135 at February 28, 2025.

Our business model, particularly in mobile payment, requires periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. Additionally, the expansion into areas such as cloud-based business, which features a longer collection cycle, as well as investments in other growth initiatives, has increased our accounts receivable and placed added pressure on our liquidity. To manage these operational demands effectively, we have had to carefully monitor and manage our cash flows. We anticipate that our available resources, together with expected operating inflows, will be sufficient to support our ongoing operations and meet near-term obligations. However, to sustain our growth and support strategic initiatives, including the rollout of our Command & Communication business and increase deposits with telecommunication companies, we will require additional capital. To support all these, we intend to continue to seek additional capital through public or private sales of our equity or debt securities, or both. We may also explore entering into financing arrangements with commercial banks or non-traditional lenders. We cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our equity and/or debt securities on terms acceptable to us, or at all, in order to support the rollout of our Command & Communication business and increase our deposits with our telecommunications company clients.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the six months ended
	August 31, 2025	August 31, 2024
Net cash used in operating activities	$(3,086,249)	$(2,904,172)
Net cash used in investing activities	$(1,826)	$(1,741)
Net cash provided by financing activities	$2,205,493	$2,629,688
Effect of exchange rates on cash & cash equivalents	$(23,717)	$(430,723)
Net decrease in cash and cash equivalents	$(906,299)	$(706,948)

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $182,077 in the six months ended August 31, 2025 compared to the six months ended August 31, 2024, primarily due to an increase in account receivable of ($4,610,390) (August 31, 2024: ($12,209,223)), increase in other receivable of ($425,360) (August 31, 2024: $527,972) and decrease in lease liability of ($3,495) (August 31, 2024: $11,448); offset by decrease in prepayment and deposit of $1,531,103 (August 31, 2024: ($22,226)), decrease in inventories of $15,187 (August 31, 2024: $nil), increase in accounts payable of $3,278,687 (August 31, 2024: $10,002,702) and increase in accrual and other payable of $209,687 (August 31, 2024: $1,369,869)

Cash Flow used in Investing Activities

During the six months ended August 31, 2025, net cash used in investing activities increased by $85 compared to $1,741 in the six months ended August 31, 2024.

Cash Flow provided by Financing Activities

During the six months ended August 31, 2025, net cash provided by financing activities was $2,205,493 compared to net cash provided by financing activities during the six months ended August 31, 2024 of $2,629,688. The decrease was due to the $751,122 repayment of the loan.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On September 30, 2025, our Company, our WOFE, JiuGe Management, and Shanghai Jihaohe, entered into an asset purchase agreement pursuant to which we caused JiuGe Management to acquire all of the intellectual property (including, without limitation, all of the inventions, software in source code or object code, trademarks, copyrights and trade secrets) underpinning our DaGe platform, in consideration of the issuance by us to Shanghai Jihaohe on October 2, 2025, of 1,500,000 fully-paid and non-assessable shares of our common stock at a deemed issuance price of $1.57 per share.

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

Based on such evaluation of our disclosure controls and procedures as of August 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of August 31, 2025. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of August 31, 2025, were not effective.

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

Management’s Plan to Remediate the Material Weaknesses:

Management continues to take significant steps towards remediation of these material weaknesses , including implementing measures designed address the control deficiencies. While progress has been made in designing and implementing these controls, testing and validating their effectiveness has yet to commence.  The remediation actions include:

•

Management has documented a complete set of controls incorporating segregation of duties, separate individuals performing and reviewing controls, and proper authorization and segregation of duties around payments and expenditures. While significant progress has been made in implementing most of these controls, the process is not yet complete. Management continues to work towards completing the implementation and anticipates further progress during the year.

•	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of August 31, 2025 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $3.57 million during the six-month period ended August 31, 2025 and net losses of approximately $5.1 million, $3.8 million and $7.5 million for the years ended February 28, 2025, 2024 and 2023, respectively. At August 31, 2025 and February 28, 2025, we had an accumulated deficit of approximately $37.7 million and $34.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that have not already been reported on a Current Report on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended August 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: October 14, 2025	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

