Form 10-Q
period 2025-11-30
FingerMotion, Inc.
filed 2026-01-14
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 61,281,308 shares of common stock outstanding as of January 12, 2026.

FINGERMOTION, INC.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

3

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended November 30, 2025

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.

Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2025	2025
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$24,214	$1,128,135
Accounts receivable, net	44,247,007	32,659,437
Inventories	115,752	136,020
Prepayment and deposit	4,896,890	7,016,803
Other receivables	1,670,081	1,096,965
Total Current Assets	50,953,944	42,037,360
Non-current Assets
Equipment	28,938	23,260
Intangible assets	2,226,621	9,758
Right-of-use asset	46,522	126,581
Deferred tax asset	6,799,017	6,623,492
Total Non-Current Assets	9,101,098	6,783,091

TOTAL ASSETS	$60,055,042	$48,820,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$33,864,932	$24,560,361
Accrual and other payables	9,408,128	9,323,641
Loan payable, current portion	382,623	1,133,745
Lease liability, current portion	40,864	116,808
Total Current Liabilities	43,696,547	35,134,555
Non-current Liabilities
Lease liability, non-current portion	—	9,986
Deferred tax liabilities	17,447	16,954
Total Non-Current Liabilities	17,447	26,940

TOTAL LIABILITIES	$43,713,994	$35,161,495

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 61,217,225 shares and 57,141,186 issued and outstanding at November 30, 2025 and February 28, 2025 respectively	6,123	5,714

Additional paid-in capital	54,553,014	47,304,416

Additional paid-in capital - stock options	1,767,980	1,473,996

Accumulated deficit	(39,407,147)	(34,187,384)

Accumulated other comprehensive income	(550,278)	(943,276)

Stockholders’ equity before non-controlling interests	16,369,692	13,653,466

Non-controlling interests	(28,644)	5,490

TOTAL STOCKHOLDERS’ EQUITY	16,341,048	13,658,956

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,055,042	$48,820,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Revenue	$5,796,441	$8,534,079	$22,902,695	$25,366,825
Cost of revenue	(5,533,338)	(8,090,509)	(22,448,331)	(23,940,338)

Gross profit	263,103	443,570	454,364	1,426,487

Amortization & depreciation	(134,964)	(11,561)	(153,283)	(35,315)
General & administrative expenses	(1,162,065)	(1,579,619)	(4,059,957)	(4,997,452)
Marketing cost	(31,122)	(140,478)	(62,064)	(274,584)
Research & development	(85,210)	(146,735)	(335,402)	(506,001)
Credit impairment loss	(343,173)	—	(579,942)	—
Stock compensation expenses	(208,333)	(179,284)	(443,830)	(582,517)

Total operating expenses	(1,964,867)	(2,057,677)	(5,634,478)	(6,395,869)

Net loss from operations	(1,701,764)	(1,614,107)	(5,180,114)	(4,969,382)

Other income (expense):
Interest income	4,448	4,270	14,158	36,511
Interest expense	(25,225)	(67,325)	(117,354)	(95,903)
Exchange gain (loss)	(570)	(261)	(11,279)	12,132
Other income	41,499	14,768	40,692	19,584
Total other income (expense)	20,152	(48,548)	(73,783)	(27,676)

Net loss before income tax	$(1,681,612)	$(1,662,655)	$(5,253,897)	$(4,997,058)
Income tax expenses	—	(57)		(12,037)
Net loss	$(1,681,612)	$(1,662,712)	$(5,253,897)	$(5,009,095)

Less: Net loss attributable to the non-controlling interest	(11,415)	(1,911)	(34,134)	(4,161)

Net loss attributable to the Company’s stockholders	$(1,670,197)	$(1,660,801)	$(5,219,763)	$(5,004,934)

Other comprehensive income:
Foreign currency translation adjustments	111,644	(274,666)	392,998	(99,449)
Comprehensive loss	$(1,558,553)	$(1,935,467)	$(4,826,765)	$(5,104,383)
Less: Comprehensive loss attributable to non-controlling interest	(2)	(181)	540	(1,064)
Comprehensive loss attributable to the Company	$(1,558,551)	$(1,935,286)	$(4,827,305)	$(5,103,319)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Loss Per Share - Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.09)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Loss Per Share - Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.09)

Weighted Average Common Shares Outstanding - Basic	60,454,663	53,326,531	59,050,988	52,898,259
Weighted Average Common Shares Outstanding - Diluted	60,454,663	53,326,531	59,050,988	52,898,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

Common stock issued for cash	1,679,743	168	2,956,447	—	—	—	2,956,615	—	2,956,615
Common stock issued for professional service	27,500	3	56,760	—	—	—	56,763	—	56,763
Common stock issued for conversion of customer deposit	560,000	56	1,399,944	—	—	—	1,400,000	—	1,400,000
Accumulated other comprehensive income	—	—	—	—	—	152,309	152,309	—	152,309
Net Loss	—	—	—	—	(2,008,556)	—	(2,008,556)	(14,205)	(2,022,761)

Balance at May 31, 2025	59,408,429	5,941	51,717,567	1,473,996	(36,195,940)	(790,967)	16,210,597	(8,715)	16,201,882

Additional paid-in capital – stock options	—	—	—	293,984	—	—	293,984	—	293,984
Accumulated other comprehensive income	—	—	—	—	—	129,045	129,045	—	129,045
Net Loss	—	—	—	—	(1,541,010)	—	(1,541,010)	(8,514)	(1,549,524)

Balance at August 31, 2025	59,408,429	5,941	51,717,567	1,767,980	(37,736,950)	(661,922)	15,092,616	(17,229)	15,075,387

Common stock issued for cash	241,296	25	365,262	—	—	—	365,287	—	365,287
Common stock issued for professional service	67,500	7	115,335	—	—	—	115,342	—	115,342
Common stock issued for purchase of software IP	1,500,000	150	2,354,850	—	—	—	2,355,000	—	2,355,000
Accumulated other comprehensive income	—	—	—	—	—	111,644	111,644	—	111,644
Net Loss	—	—	—	—	(1,670,197)	—	(1,670,197)	(11,415)	(1,681,612)

Balance at November 30, 2025	61,217,225	6,123	54,553,014	1,767,980	(39,407,147)	(550,278)	16,369,692	(28,644)	16,341,048

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	equity	equity	interest	Total
Balance at March 1, 2024 (As restated)	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Accumulated other comprehensive income	—	—	—	—	—	(64,999)	(64,999)	—	(64,999)
Net Loss	—	—	—	—	(1,655,904)	—	(1,655,904)	72	(1,655,832)

Balance at May 31, 2024 (As restated)	52,712,850	5,271	40,662,355	1,233,619	(30,730,484)	(832,010)	10,338,751	2,100	10,340,851

Additional paid-in capital – stock options	—	—	—	422,701	—	—	422,701	—	422,701
Accumulated other comprehensive income	—	—	—	—	—	240,216	240,216	—	240,216
Net Loss	—	—	—	—	(1,688,229)	—	(1,688,229)	(2,322)	(1,690,551)

Balance at August 31, 2024 (As restated)	52,712,850	5,271	40,662,355	1,656,320	(32,418,713)	(591,794)	9,313,439	(222)	9,313,217

Common stock issued for cash	1,095,000	110	1,642,391	—	—	—	1,642,501	—	1,642,501
Accumulated other comprehensive income	—	—	—	—	—	(274,666)	(274,666)	—	(274,666)
Net Loss	—	—	—	—	(1,660,801)	—	(1,660,801)	(1,911)	(1,662,712)

Balance at November 30, 2024 (As restated)	53,807,850	5,381	42,304,746	1,656,320	(34,079,514)	(866,640)	9,020,473	(2,133)	9,018,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30,	November 30,
	2025	2024
Net (loss)	$(5,253,897)	$(5,009,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	443,830	988,639
Amortization and depreciation	153,283	35,315
Provision for expected credit losses	579,942	—
Gain on disposal of equipment	118	—

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,061,678)	(17,296,795)
(Increase) decrease in prepayment and deposit	1,961,515	1,390,794
(Increase) decrease in others receivable	(533,276)	1,438,128
(Increase) decrease in inventories	23,869	(31,096)
Increase (decrease) in accounts payable	8,464,307	13,319,337
Increase (decrease) in accrual and other payables	1,593,083	567,593
Increase (decrease) due to lease liability	(5,791)	10,314
Net Cash (used in) operating activities	(3,634,695)	(4,586,866)

Cash flows from investing activities
Purchase of equipment	(20,085)	(1,705)
Net cash (used in) investing activities	(20,085)	(1,705)

Cash flows from financing activities
Repayment of loan payable	(751,122)	—
Proceed from loan payable	—	1,596,806
Proceeds from issuance of common stock	3,321,900	1,642,500
Net cash provided by financing activities	2,570,778	3,239,306

Effect of exchange rates on cash and cash equivalents	(19,919)	(3,367)

Net change in cash	(1,103,921)	(1,352,632)

Cash at beginning of period	1,128,135	1,517,232

Cash at end of period	$24,214	$164,600

Supplemental disclosures of cash flow information:
Interest paid	$117,354	$—
Taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for professional service	$172,105	$—
Conversion of customer deposit to shares	$1,400,000	$—
Common stock issued for purchase of software IP	$2,355,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

The following assets and liabilities and of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of November 30, 2025 and February 28, 2025:

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Assets and liabilities of the VIE

	November 30, 2025	February 28, 2025
	(unaudited)
Current assets	$9,127,388	$9,647,455
Non-current assets	431,013	512,958
Total assets	$9,558,401	$10,160,413

Current liabilities	$13,413,927	$12,925,255
Non-current liabilities	17,447	26,940
Total liabilities	$13,431,374	$12,952,195

Assets and liabilities of the VIE’s Subsidiaries

	November 30, 2025	February 28, 2025
	(unaudited)
Current assets	$40,254,430	$29,073,164
Non-current assets	5,779,275	5,598,659
Total assets	$46,033,705	$34,671,823

Current liabilities	$46,518,312	$34,137,259
Non-current liabilities	—	—
Total liabilities	$46,518,312	$34,137,259

Operating Result of VIE

	For the Nine Months Ended November 30, 2025	For the Nine Months Ended November 30, 2024
	(unaudited)	(unaudited)
Revenue	$1,721,728	$4,375,824
Cost of revenue	(1,314,990)	(3,613,533)
Gross profit	$406,738	$762,291

Amortization and depreciation	(12,813)	(17,721)
General and administrative expenses	(1,217,379)	(1,559,299)
Marketing cost	(13,500)	(91,849)
Research & development	(57,712)	(257,022)
Credit impairment loss	(123,095)	—
Total operating expenses	$(1,424,499)	$(1,925,891)

Loss from operations	$(1,017,761)	$(1,163,600)

Interest income	13,685	36,387
Other income	18,745	18,273
Total other income	$32,430	$54,660

Tax expense	—	—

Net loss	$(985,331)	$(1,108,940)

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE’s Subsidiaries

	For the Nine Months Ended November 30, 2025	For the Nine Months Ended November 30, 2024
	(unaudited)	(unaudited)
Revenue	$20,570,477	$20,991,002
Cost of revenue	(20,235,160)	(20,326,805)
Gross profit	$335,317	$664,197

Amortization and depreciation	(720)	(719)
General and administrative expenses	(807,501)	(819,258)
Marketing cost	(48,565)	(182,735)
Research & development	(67,567)	(66,580)
Credit impairment loss	(463,120)	—
Total operating expenses	$(1,387,473)	$(1,069,292)

Loss from operations	$(1,052,156)	$(405,095)

Interest income	41	23
Other income	32,577	1,000
Total other income	$32,618	$1,023

Tax expense	—	(12,037)

Net loss	$(1,019,538)	$(416,109)

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

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
November 30, 2025	RMB7.0772 to $1.00
February 28, 2025	RMB7.2830 to $1.00
Income statement and cash flows items
For the nine months ended November 30, 2025	RMB7.1826 to $1.00
For the nine months ended November 30, 2024	RMB7.1887 to $1.00

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3 - 10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to note 8 for allowances for credit losses recognized in profit or loss by the Company during the nine months ended November 30, 2025 and for the year ended February 28, 2025.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

For the nine months ended November 30, 2025, two customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 59% and 24%. As at November 30, 2025, amounts due from these customers represented approximately 80% of the Company’s total accounts receivable.

For the nine months ended November 30, 2024, three customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 36%, 30% and 25%. As at November 30, 2024, amounts due from these customers represented approximately 89% of the Company’s total accounts receivable.

For the nine months ended November 30, 2025, two suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 59% and 24%. As at November 30, 2025, amounts due to these suppliers represented approximately 51% of the Company’s total accounts payable.

For the nine months ended November 30, 2024, three suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 34%, 32% and 26%. As at November 30, 2025, amounts due to these suppliers represented approximately 43% of the Company’s total accounts payable.

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

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $39,407,147 and $34,187,384 as at November 30, 2025 and February 28, 2025 respectively, and had a net loss of $5,253,897 and $5,009,095 for the nine months ended November 30, 2025 and 2024, respectively.

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

Note 4 - Revenue

We recorded $22,902,695 and $25,366,825 in revenue, respectively, for the nine months ended November 30, 2025 and 2024.

	For the nine months ended
	November 30, 2025	November 30, 2024
	(unaudited)	(unaudited)
Telecommunication Products & Services	$22,712,045	$25,302,176
DaGe Platform	22,190	35,781
Command & Communication	140,877	28,868
Big Data	27,583	—
	$22,902,695	$25,366,825

Note 5 – Equipment

At November 30, 2025 and February 28, 2025, the company has the following amounts related to tangible assets:

	November 30, 2025	February 28, 2025
	(unaudited)
Equipment	$124,701	$103,945
Less: accumulated depreciation	(95,763)	(80,685)
Net equipment	$28,938	$23,260

No significant residual value is estimated for the equipment. Depreciation expenses for the nine months ended November 30, 2025 and 2024 totaled $14,973 and $19,893 respectively.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 – Intangible Asset

At November 30, 2025 and February 28, 2025, the company has the following amounts related to intangible assets:

	November 30, 2025	February 28, 2025
	(unaudited)
Mobile applications / Software	2,562,867	201,993
Less: accumulated amortization	(336,246)	(192,235)
Net intangible assets	$2,226,621	$9,758

No significant residual value is estimated for these intangible assets. Amortization expenses for the six months ended November 30, 2025 and 2024 totaled $138,310 and $15,422, respectively.

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

	November 30, 2025	February 28, 2025
	(unaudited)
Deposit	$4,585,757	$6,631,704
Prepayment	311,133	385,099
	$4,896,890	$7,016,803

Note 8 – Accounts Receivable, net

	November 30, 2025	February 28, 2025
	(unaudited)
Accounts receivable	$45,269,140	$33,094,782
Less: allowance for credit losses	(1,022,133)	(435,345)
	$44,247,007	$32,659,437

The Company generally extends credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by Management.

Activities related to allowance for credit losses are presented below.

	November 30, 2025	February 28, 2025
	(unaudited)
At beginning of the period	$435,345	$—
Additions	586,788	435,345

At end of the period	$1,022,133	$435,345

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 – Other Receivables

At November 30, 2025 and February 28, 2025, the company has the following amounts related to other receivables:

	November 30, 2025	February 28, 2025
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,225,511	$745,935
Security deposit	215,786	336,558
Others	228,784	14,472
	$1,670,081	$1,096,965

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases typically range from one to two years. These operating leases are included in "Right-of-use Asset" on the Company's Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in "Lease liability" on the Company's Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Condensed Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the nine months ended November 30, 2025.

Information related to the Company's right-of-use assets and related lease liabilities was as follows:

	November 30, 2025	February 28, 2025
Right-of-use asset	(unaudited)
Right-of-use asset, net	$46,522	$126,581

Lease liability
Current lease liability	$40,864	$116,808
Non-current lease liability	—	9,986
Total lease liability	$40,864	$126,794

Remaining lease term and discount rate	November 30, 2025
Weighted-average remaining lease term	5 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of November 30, 2025:

Twelve months ended November 30,
2026	$41,269
Less: imputed interest	(405)
Present value of lease obligations	$40,864

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

On September 30, 2025, the Company, its indirect wholly owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), and Shanghai Jihaohe Information Technology Co., Ltd. (“Shanghai Jihaohe”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company caused JiuGe Management to acquire all of the intellectual property (including, without limitation, all of the inventions, software in source code or object code, trademarks, copyrights and trade secrets) underpinning the Company’s DaGe platform, in consideration of the issuance by the Company to Shanghai Jihaohe of 1,500,000 shares of common stock in the capital of the Company. The Asset Purchase Agreement closed on October 2, 2025, and the Company issued the 1,500,000 shares of common stock to Shanghai Jihaohe at a deemed issuance price of $1.57 per share.

On October 17, 2025, the Company issued 60,000 shares of its common stock at a deemed price of $1.67 per share to one individual pursuant to a settlement agreement.

On October 17, 2025, the Company issued 7,500 shares of its common stock at a deemed price of $1.86 per share to one entity pursuant to a consulting agreement.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 - Common Stock (continued)

On October 23, 2025 the Company entered into a Sales Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. as sales agent (the “Sales Agent”), under which the Company may, from time to time, sell shares of its common stock, par value $0.0001 per share (the “Placement Shares”), having an aggregate offering price of up to $50,000,000 through the Sales Agent (the “ATM Offering”).

From October 23, 2025 to November 30, 2025, the Company issued 51,296 shares of its common stock under the Sales Agreement for gross cash proceeds of $80,087. The total issuance costs were $2,002, all of which were related to compensation paid to the Sales Agent. .

On November 14, 2025, the Company issued 190,000 shares of common stock at a price of $1.50 per share to one individual due to the closing of a private placement for gross proceeds of $285,000.

As of November 30, 2025 there were 61,217,225 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Share Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at November 30, 2025, and the changes during the period, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2025	5,288,316	$1.56
Exercised	(1,149,743)	1.50
Exercised	(150,000)	1.88
Issued	3,000,000	1.65
Issued	1,000,000	2.15
Expired	(28,312)	8.22
Issued	300,000	1.65
Adjustment to Exercise Price	25,333	1.50
Expired	(10,000)	6.70
Balance, November 30, 2025	8,275,594	$1.64

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

On October 21, 2025, the Company issued an aggregate of 4,000,000 common stock purchase warrants (the “Warrants”) to a consultant pursuant to a consulting services agreement with respect to investor relations services. 3,000,000 of the Warrants entitle the holder to purchase up to 3,000,000 shares of common stock (each, a “Warrant Share”) at an exercise price of $1.65 per Warrant Share until April 20, 2027, and 1,000,000 of the Warrants entitle the holder to purchase up to 1,000,000 Warrant Shares at an exercise price of $2.15 per Warrant Share until April 20, 2027.

On November 4, 2025, 28,312 stock purchase warrants having an exercise price of $8.22 per share expired.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

On November 5, 2025, the Company issued 300,000 common stock purchase warrants (the “Warrants”) to a consultant pursuant to a consulting services agreement. The Warrants entitle the holder to purchase up to 300,000 shares of common stock (each, a “Warrant Share”) at an exercise price of $1.65 per Warrant Share until April 27, 2027.

In connection with the issuance of shares of common stock under the Sales Agreement, the number of warrants remaining under the Placement Agent Warrant has been increased by 25,333 due to the adjustment provisions to the exercise price contained within the Placement Agent Warrant, with the remaining number of warrants thereunder entitling the Placement Agent to purchase 125,333 shares of common stock at a price of $1.50 per share.

On November 21, 2025, 10,000 stock purchase warrants having an exercise price of $6.70 per share expired.

A summary of stock purchase warrants outstanding and exercisable as at November 30, 2025 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
1.50	3,975,594	4.07	December 23, 2029
1.65	3,000,000	1.39	April 20, 2027
2.15	1,000,000	1.39	April 20, 2027
1.65	300,000	1.41	April 27, 2027
1.64	8,275,594

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2025	February 28, 2025
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	1.08	1.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	November 30, 2025	February 28, 2025
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	2.66	3.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options (continued)

A continuity schedule of outstanding stock options as at November 30, 2025, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2025	6,039,100	$4.18
Exercised	—	—
Cancelled/Forfeited	—	—
Balance, November 30, 2025	6,039,100	$4.18

A continuity schedule of outstanding unvested stock options at November 30, 2025, and the changes during the six months periods, is as follows:

	Number of	Weighted Average
	Unvested Stock Options	Grant Date Fair Value
Balance, February 28, 2025	2,303,300	$5.16
Vested – July 28, 2025	(529,700)	$4.58
Balance, November 30, 2025	1,773,600	$5.34

As at November 30, 2025, the aggregate intrinsic value of the outstanding stock options granted on December 28, 2021 was estimated at $0 as the current price as of November 30, 2025 was $1.35 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of November 30, 2025 was lower than the strike price.

A summary of stock options outstanding and exercisable as at November 30, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at November 30, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at November 30, 2025	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$ 3.00 to $ 4.00	3,390,600	$3.84	1.08	2,676,400	$3.84	1.08
$ 4.00 to $ 5.00	2,648,500	$4.62	2.66	1,589,100	$4.62	2.66
	6,039,100			4,265,500

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 –Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the nine months ended
	November 30, 2025	November 30, 2024
Numerator - basic and diluted	(unaudited)	(unaudited)
Net Loss	$(5,253,897)	$(5,009,095)
Denominator
Weighted average number of common shares outstanding —basic	59,050,988	52,898,259
Weighted average number of common shares outstanding —diluted	59,050,988	52,898,259
Loss per common share — basic	$(0.09)	$(0.09)
Loss per common share — diluted	$(0.09)	$(0.09)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the nine months ended November 30, 2025 and 2024.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the nine months ended November 30, 2025 and 2024.

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

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the nine months ended November 30, 2025 and 2024 are as follows:

	For the nine months ended
	November 30, 2025	November 30, 2024
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(46.0%)	(46.0%)
Effective tax rate	0.0%	0.0%

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13 – Income Taxes (continued)

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At November 30, 2025 and February 28, 2025, the valuation allowances were $4,027,115 and $3,188,969, respectively.

The significant components of the Company’s deferred tax account balances are as follows:

	November 30, 2025	February 28, 2025
	(unaudited)
Deferred tax assets
Net operating losses carry forward	$4,022,189	$3,316,740
Accruals and reserves	6,784,382	6,476,962

Lease liability	19,561	19,029
Total deferred tax assets	10,826,132	9,812,461

Less: Valuation allowance	(4,027,115)	(3,188,969)

Total deferred tax assets, net of valuation allowance	6,799,017	6,623,492
Deferred tax liabilities
Right-of-use asset	(17,447)	(16,954)
Total deferred tax liabilities	(17,447)	(16,954)

Net deferred tax assets (liabilities)	$6,781,570	$6,606,538

Note 14 - Commitments and Contingencies

Legal proceedings

The Company is not aware of any material outstanding claim and litigation against it.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

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

On February 14, 2025, the Company repaid 2 short-term loans of SGD$370,000 and SGD$250,000.

On July 21, 2025, the Company repaid a short-term loan of SGD500,000.

On August 1, 2025, the Company repaid a short-term loan of SGD500,000.

On September 4, 2025 the Company and the Lender entered into an extension of loan agreement of the final tranche of SGD$500,000. The new repayment date is due on March 4, 2026 and the interest rate has been increased to 2% per month.

FINGERMOTION, INC.

Nine months ended November 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 16 - Subsequent Events

On December 15, 2025, the Company issued a news release to announce that it has entered into a non-binding term sheet with a voice and messaging telecom service provider regarding the potential acquisition by FingerMotion. The term sheet outlines preliminary terms and enables both parties to proceed with mutual due diligence and to negotiate a definitive acquisition agreement.

No binding agreement has been executed at this time, and there can be no assurance that the parties will enter into a definitive agreement or that any transaction will be completed. Any potential acquisition remains subject to the negotiation and execution of final transaction documents, completion of due diligence, customary closing conditions, and approval by the Company’s Board of Directors.

Subsequent to November 30, 2025, the Company issued 64,083 shares of its common stock under the Sales Agreement for gross cash proceeds of $98,942. The total issuance costs were $2,474, all of which were related to compensation paid to the Sales Agent.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms the “Registrant”, “we”, “us”, “our”, “FingerMotion” and the “Company” mean FingerMotion, Inc. or as the context requires, collectively with its consolidated subsidiaries and contractually controlled companies.

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the nine months ended November 30, 2025, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2025, our most recently completed year end, to November 30, 2025, and our results of operations for the nine months ended November 30, 2025, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

During the recent fiscal year, the Company expanded its offering under their telecommunication product and services by increasing their product line revenue streams

Value Added Product and Services

The Company continues to evaluate and develop value-added products and services in collaboration with the telecommunication provider and all our e-commerce platform partners. In 2022, our contractually controlled subsidiary, JiuGe Technology, through its 99% owned subsidiary Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. entered into an agreement with both China Unicom and China Mobile to introduce a Mobile Device Protection product as part of subscription plans for new mobile phones and new 5G devices. The initiatives formed part of our broader efforts to expand value-added solutions in cooperation with telecom operators. Additionally, we have introduced cloud-based services that provide corporate customers with secure data storage, processing capabilities, and databases accessible via the internet. These services complement our telecommunication offerings. We continue to work closely with our partners to identify and pursue additional value-added product lines that align with evolving market opportunities.

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

Building on these earlier initiatives, the Company has most recently advanced development of its Insurance Management and Enablement (IME) platform, a digital solution designed to streamline customer management, product configuration, policy administration, and performance tracking across the insurance value chain. IME is positioned as a cornerstone initiative under Sapientus, with the objective of improving efficiency, compliance, and decision-making for insurers and brokers while creating new avenues for recurring revenue and strategic partnerships.

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

Recent Developments

On September 30, 2025, our Company, our WFOE, JiuGe Management, and Shanghai Jihaohe Information Technology Co., Ltd. (“Shanghai Jihaohe”), entered into an asset purchase agreement pursuant to which we caused JiuGe Management to acquire all of the intellectual property (including, without limitation, all of the inventions, software in source code or object code, trademarks, copyrights and trade secrets) underpinning our DaGe platform, in consideration of the issuance by us to Shanghai Jihaohe on October 2, 2025, of 1,500,000 fully-paid and non-assessable shares of our common stock at a deemed issuance price of $1.57 per share.

On October 23, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. as sales agent (the “Sales Agent”), under which we may from time to time, sell shares of its common stock, par value $0.0001 per share (the “Placement Shares”), having an aggregate offering price of up to $50,000,000 through the Sales Agent (the “ATM Offering”).

Upon delivery of a “Placement Notice” under and subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on the Nasdaq Capital Market (the “Exchange”), on any other existing trading market for our shares of common stock or to or through a market maker. Subject to the terms of a Placement Notice, the Sales Agent may also sell the Placement Shares by any other method permitted by law, including but not limited to in negotiated transactions with our prior written consent. We acknowledge and agree that (i) there can be no assurance that the Sales Agent will be successful in selling the Placement Shares, (ii) the Sales Agent will incur no liability or obligation to us or any other person or entity if it does not sell the Placement Shares for any reason other than a failure by the Sales Agent to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell such Placement Shares as required under the Sales Agreement, and (iii) the Sales Agent shall be under no obligation to purchase the Placement Shares on a principal basis pursuant to the Sales Agreement, except as otherwise agreed by the Sales Agent and us in writing and expressly set forth in a Placement Notice.

The Sales Agreement may be terminated by the either party by giving the other party ten (10) days’ notice in its sole discretion at any time after the date of the Sales Agreement.

We will pay the Sales Agent a commission of 2.5% of the gross sales price of the Placement Shares sold, and have agreed to provide the Sales Agent with customary indemnification and contribution rights. We also agreed to reimburse the Sales Agent for its reasonable and documented out-of-pocket costs and expenses (including but not limited to the reasonable fees and documented out-of-pocket costs and expenses of counsel to the Sales Agent) in an amount not to exceed $40,000.

Results of Operations

Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Revenue	$5,796,441	$8,534,079
Cost of revenue	$(5,533,338)	$(8,090,509)
Total operating expenses	$(1,964,867)	$(2,057,677)
Total other income (expenses)	$20,152	$(48,548)
Net loss attributable to the Company’s stockholders	$(1,670,197)	$(1,660,801)
Foreign currency translation adjustment	$111,644	$(274,666)
Comprehensive loss attributable to the Company	$(1,558,551)	$(1,935,286)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.03)

Revenue

The following table sets forth our revenue from its lines of business for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024	Change (%)
Telecommunication Products & Services	$5,760,910	$8,503,412	-32%
DaGe Platform	$4,354	$30,529	-86%
Command & Communication	$31,051	$138	22401%
Big Data	$126	$—	100%
Total Revenue	$5,796,441	$8,534,079	-32%

We recorded $5,796,441 in revenue for the three months ended November 30, 2025, a decrease of $2,737,638 or 32%, compared to the three months ended November 30, 2024. The decrease was primarily attributable to lower revenue from the Telecommunication Products & Services and DaGe Platform, partially offset by higher revenue from the Command & Communication segment.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. This operating model requires working capital to support transaction volumes. During the three months ended November 30, 2025, limitations in available working capital constrained the Company’s ability to fund transaction-based activities at prior levels. As a result, transaction volumes declined during the period. For the three months ended November 30, 2025, our revenue was primarily driven by our Telecommunication Products & Services segment, which contributed $5.76 million, representing 99.4% of total revenue.

The DaGe Platform, launched in 2024, generated $4,354 in revenue compared to $30,529 in the same period last year. Revenue remained limited during the quarter as operational and promotional activities were constrained by limited working capital.

The Command and Communication segment generated $31,051 in revenue during the quarter ending November 30, 2025, compared to $138 in the prior-year period. The quarter-over-quarter increase reflects the early-stage nature of the segment in the prior year period, when operations had only recently commenced. Despite the increase, revenue contributions remain limited and reflect project-based activity, with the scope of execution constrained by available working capital.

The Big Data segment generated revenue of $126 during the quarter. Activity in this segment remained limited during the period.

Cost of Revenue

The following table sets forth our cost of revenue for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Telecommunication Products & Services	$5,495,643	$8,031,444
DaGe Platform	$6,983	$58,931
Command & Communication	$30,712	$134
Big Data	$—	$—
Total Cost of Revenue	$5,533,338	$8,090,509

We recorded $5,533,338 in costs of revenue for the three months ended November 30, 2025, a decrease of $2,557,171 or 32%, compared to the three months ended November 30, 2024. The decrease was primarily attributable to lower transaction volumes, particularly within the Telecommunication Products & Services segment, consistent with the reduction in revenue during the period. Cost of revenue primarily consists of product costs and transaction-related costs incurred in connection with mobile payment and recharge services provided to customers of telecommunications companies in China. As transaction activity declined during the quarter due to working capital constraints, the associated variable costs declined proportionately.

Gross profit

For the three months ended November 30, 2025, we recorded a gross profit of $263,103, a decrease of $180,467 or 41%, compared to the three months ended November 30, 2024. The decline in gross profit was primarily attributable to the decline in revenue, reflecting reduced transaction volumes during the period.

Amortization & Depreciation

We recorded amortization & depreciation of $134,964 for intangible assets & fixed assets for the three months ended November 30, 2025, an increase of $123,403 or 1,067%, compared to the three months ended November 30, 2024. The increase resulted from the purchase of software IP.

General & Administrative Expenses

The following table sets forth our general and administrative expenses for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Accounting	$52,151	$185,352
Consulting	$206,599	$224,664
Entertainment	$60,451	$86,751
IT	$15,349	$12,048
Rent	$40,152	$33,140
Salaries & Wages	$611,527	$616,996
Technical fee	$43,443	$24,195
Travelling	$29,555	$100,538
Others	$102,838	$283,955
Total G&A Expenses	$1,162,065	$1,567,639

We recorded $1,162,065 in general and administrative expenses for the three months ended November 30, 2025, a decrease of $405,574 or 26%, compared to the three months ended November 30, 2024. The decrease was primarily due to lower expenditures in travel, entertainment, accounting, and other miscellaneous expenses. General and administrative expenses consist of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our business segments.

Marketing Cost

The following table sets forth our marketing costs for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Marketing Cost	$31,122	$140,478

We recorded $31,122 in marketing costs for the three months ended November 30, 2025, being a decrease of $109,356 or 78%, compared to the three months ended November 30, 2024. The decrease was primarily attributable to reduced marketing and promotional activities during the quarter, reflecting cost control measures implemented in response to liquidity constraints.

Research & Development

The following table sets forth our research & development for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Research & Development	$85,210	$146,735

We incurred fees of $85,210 in research & development for the three months ended November 30, 2025 as compared to $146,735 for the three months ended November 30, 2024 representing a decrease of $61,525 or 42%. Research and development expenses primarily consist of personnel-related costs. Activity during the quarter remained limited in scope, with expenditures aligned to our available working capital.

Credit Impairment Loss

The following table sets forth our credit impairment loss for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Credit impairment loss	$343,173	$—

We recorded $343,173 in credit impairment loss for the three months ended November 30, 2025, compared to no such losses for the three months ended November 30, 2024, reflecting a prudent assessment of expected credit loss based on updated evaluations of customer credit risk and overall credit exposure.

Share Compensation Expenses

The following table sets forth our share compensation expenses for the periods indicated:

	For the three months ended
	November 30, 2025	November 30, 2024
Share compensation expenses	$208,333	$179,284

We incurred fees of $208,333 in share issuance for consultants in consideration of services and stock option compensation expense for the three months ended November 30, 2025 as compared to $179,284 for the three months ended November 30, 2024. The increase of $29,049 or 16% was primarily attributable share-based compensation expense recognised during the period, including the amortisation of equity awards granted to consultants and investor relation service providers.

Operating Expenses

We recorded $1,964,867 in operating expenses for the three months ended November 30, 2025, as compared to $2,045,697 in operating expenses for the three months ended November 30, 2024. The decrease of $80,830 or 4%, for the three months ended November 30, 2025 is as set forth above.

Net Loss attributable to the Company’s stockholders

The net loss attributable to our stockholders was $1,670,197 for the three months ended November 30, 2025 and $1,660,801 for the three months ended November 30, 2024. The increase in net loss attributable to our stockholders of $9,396 or 1% is as set above.

Nine Months Ended November 30, 2025 Compared to Nine Months Ended November 30, 2024

The following table sets forth our results of operations for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Revenue	$22,902,695	$25,366,825
Cost of revenue	$(22,448,331)	$(23,940,338)
Total operating expenses	$(5,634,478)	$(6,395,869)
Total other income (expenses)	$(73,783)	$(27,676)
Net loss attributable to the Company’s stockholders	$(5,219,763)	$(5,004,934)
Foreign currency translation adjustment	$392,998	$(99,449)
Comprehensive loss attributable to the Company	$(4,827,305)	$(5,103,319)
Basic Loss Per Share attributable to the Company	$(0.09)	$(0.09)
Diluted Loss Per Share attributable to the Company	$(0.09)	$(0.09)

Revenue

The following table sets forth our revenue from its lines of business for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024	Change (%)
Telecommunication Products & Services	$22,712,045	$25,302,176	-10%
DaGe Platform	$22,190	$35,781	-38%
Command & Communication	$140,877	$28,868	388%
Big Data	$27,583	$—	100%
Total Revenue	$22,902,695	$25,366,825	-10%

We recorded $22,902,695 in revenue for the nine months ended November 30, 2025, a decrease of $2,464,130 or 10%, compared to the nine months ended November 30, 2024. The decrease resulted from decreases in revenue of $2,590,131 and $13,591 from our Telecommunication Products & Services and DaGe Platform, respectively, offset by increases in revenue of $112,009 and $27,583 from our Command & Communication and Big Data, respectively.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. This operating model requires working capital to support transaction volumes. During the nine months ended November 30, 2025, our revenue remained primarily driven by our Telecommunication Products & Services segment, which contributed $22.71 million, representing 99.2% of total revenue.

The DaGe Platform, launched in 2024, generated $22,190 in revenue compared to $35,781 in the same period last year. Revenue remained limited during the nine months as operational and promotional activities were constrained by available working capital.

The Command and Communication segment generated $140,877 in revenue for the nine months ended November 30, 2025, compared to $28,868 in the prior year period. The year-over-year increase reflects the early-stage nature of the segment in the prior year period, when operations had only recently commenced. Despite the increase, revenue contributions remained limited, and activity during the period primarily reflected project-based work, with the scope and pace of deployment constrained by available working capital.

The Big Data segment generated revenue of $27,583 for the nine months ended November 30, 2025. Activity in this segment remains limited during the period..

Cost of Revenue

The following table sets forth our cost of revenue for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Telecommunication Products & Services	$22,284,965	$23,844,759
DaGe Platform	$43,097	$67,444
Command & Communication	$120,269	$28,135
Big Data	$—	$—
Total Cost of Revenue	$22,448,331	$23,940,338

We recorded $22,448,331 in costs of revenue for the nine months ended November 30, 2025, a decrease of $1,492,007 or 6%, compared to the nine months ended November 30, 2024. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans, and mobile phone sales in China. To earn this revenue, we incur costs of the product, certain customer acquisition costs, including discounts, promotions, and marketing initiatives aimed at user growth and partner engagement, particularly in our emerging segments, which are reflected in our cost of revenue.

Gross profit

For the nine months ended November 30, 2025, we recorded a gross profit of $454,364, a decrease of $972,123 or 68%, compared to the nine months ended November 30, 2024. Cost of revenue primarily consists of product costs and transaction-related costs incurred in connection with mobile payment and recharge services provided to customers of telecommunications companies in China. As transaction activity declined during the nine months due to working capital constraints, the associated variable costs declined proportionately.

Amortization & Depreciation

We recorded amortization & depreciation of $153,283 for intangible assets & fixed assets for the nine months ended November 30, 2025, an increase of $117,968 or 334%, compared to the nine months ended November 30, 2024. The increase resulted from the purchase of software IP.

General & Administrative Expenses

The following table sets forth our general and administrative expenses for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Accounting	$199,794	$244,609
Consulting	$1,002,923	$1,010,730
Entertainment	$139,718	$214,351
IT	$51,558	$45,799
Rent	$112,470	$100,080
Salaries & Wages	$1,792,281	$1,850,585
Technical fee	$107,186	$119,436
Travelling	$146,759	$263,995
Others	$507,268	$1,147,867
Total G&A Expenses	$4,059,957	$4,997,452

We recorded $4,059,957 in general and administrative expenses for the nine months ended November 30, 2025, a decrease of $937,495 or 19%, compared to the nine months ended November 30, 2024. The decrease was primarily due to lower salaries & wages, traveling, entertainment, accounting, and other miscellaneous expenses compared to the prior year. General and administrative expenses consist of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our business segments.

Marketing Cost

The following table sets forth our marketing costs for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Marketing Cost	$62,064	$274,584

We recorded $62,064 in marketing costs for the nine months ended November 30, 2025, being a decrease of $212,520 or 77%, compared to the nine months ended November 30, 2024. The decrease was primarily attributable to reduced marketing and promotional activities during the nine months, particularly in this reporting quarter, reflecting cost control measures implemented in response to liquidity constraints.

Research & Development

The following table sets forth our research & development for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Research & Development	$335,402	$506,001

We incurred fees of $335,402 in research & development for the nine months ended November 30, 2025 as compared to $506,001 for the nine months ended November 30, 2024 representing a decrease of $170,599 or 34%. Research and development expenses primarily consist of personnel-related costs. Activities during the nine months remained limited in scope, particularly in this reporting quarter, with expenditures aligned to our available working capital.

Credit Impairment Loss

The following table sets forth our credit impairment loss for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Credit impairment loss	$579,942	$—

We recorded $579,942 in credit impairment loss for the nine months ended November 30, 2025, an increase of $579,942 or 100% compared to the nine months ended November 30, 2024, reflecting a prudent assessment of expected credit loss based on updated evaluations of customer credit risk and overall credit exposure.

Share Compensation Expenses

The following table sets forth our share compensation expenses for the periods indicated:

	For the nine months ended
	November 30, 2025	November 30, 2024
Share compensation expenses	$443,830	$582,517

We incurred fees of $443,830 in share issuance for consultants in consideration of services and stock option compensation expense for the nine months ended November 30, 2025 as compared to $582,517 for the nine months ended November 30, 2024. The decrease of $138,687 or 24% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $5,634,478 in operating expenses for the nine months ended November 30, 2025, as compared to $6,395,869 in operating expenses for the nine months ended November 30, 2024. The decrease of $761,391 or 12%, for the nine months ended November 30, 2025 is as set forth above.

Net Loss attributable to the Company’s stockholders

The net loss attributable to our stockholders was $5,219,763 for the nine months ended November 30, 2025 and $5,004,934 for the nine months ended November 30, 2024. The increase in net loss attributable to our stockholders of $214,829 or 4% is as set forth above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of November 30, 2025 and February 28, 2025:

	As at November 30, 2025	As at February 28, 2025
Cash reserves	$24,214	$1,128,135
Working capital	$7,257,397	$6,902,805

At November 30, 2025, we had cash and cash equivalents of $24,214, as compared to cash and cash equivalents of $1,128,135 at February 28, 2025.

Our business model, particularly in mobile payment, requires periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. During the period, liquidity constraints limited our ability to fund certain operations, which contributed to reduced activity levels. Management continues to monitor cash flows and align expenditures with available resources. We believe that its existing working capital and cash flows from operations will support near-term operating requirements. We may seek additional financing to support ongoing operations. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the nine months ended
	November 30, 2025	November 30, 2024
Net cash used in operating activities	$(3,634,695)	$(4,586,866)
Net cash used in investing activities	$(20,085)	$(1,705)
Net cash provided by financing activities	$2,570,778	$3,239,306
Effect of exchange rates on cash & cash equivalents	$(19,919)	$(3,367)
Net decrease in cash and cash equivalents	$(1,103,921)	$(1,352,632)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $952,171 in the nine months ended November 3031, 2025 compared to the nine months ended November 30, 2024, primarily due to an increase in account receivable of ($11,061,678) (November 30, 2024: ($17,296,795)), increase in other receivable of ($533,276) (November 30, 2024: $1,438,128) and decrease in lease liability of ($5,791) (November 30, 2024: $10,314); offset by decrease in prepayment and deposit of $1,961,515 (November 30, 2024: $1,390,794), decrease in inventories of $23,869 (November 30, 2024: ($31,096)), increase in accounts payable of $8,464,307 (November 30, 2024: $13,319,337) and increase in accrual and other payable of $1,593,083 (November 30, 2024: $567,593)

Cash Flow used in Investing Activities

During the nine months ended November 30, 2025, net cash used in investing activities increased by $18,380 compared to $1,705 in the nine months ended November 30, 2024 due to the purchase of equipment.

Cash Flow provided by Financing Activities

During the nine months ended November 30, 2025, net cash provided by financing activities was $2,570,778 compared to net cash provided by financing activities during the nine months ended November 30, 2024 of $3,239,306. The decrease was primarily attributable to lower net borrowings during the period, including repayments of loans made earlier in the fiscal year. During the three months ended November 30, 2025, we also raised additional capital through sales of common stock under our at-the-market offering program. Proceeds from these issuances were used primarily for general working capital purposes. Notwithstanding these proceeds, we continue to experience working capital constraints, and our liquidity remains dependent on operating performance, the timing of customer collections, and access to additional financing.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On December 15, 2025, the Company issued a news release to announce that it has entered into a non-binding term sheet with a voice and messaging telecom service provider regarding the potential acquisition by FingerMotion. The term sheet outlines preliminary terms and enables both parties to proceed with mutual due diligence and negotiate a definitive acquisition agreement.

No binding agreement has been executed at this time, and there can be no assurance that the parties will enter into a definitive agreement or that any transaction will be completed. Any potential acquisition remains subject to the negotiation and execution of final transaction documents, completion of due diligence, customary closing conditions, and approval by the Company’s Board of Directors.

Subsequent to November 30, 2025, we continued to issue shares of its common stock under the Sales Agreement. These issuances did not impact the Company’s financial position as of November 30, 2025.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of November 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of November 30, 2025. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that certain aspects of the Company's internal control over financial reporting as of November 30, 2025, were not effective.

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

Notwithstanding the assessment that our ICFR was not effective as of November 30, 2025, and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For all annual periods of our operating history we have experienced net losses. We generated a net loss of approximately $5.2 million during the nine-month period ended November 30, 2025 and net losses of approximately $5.1 million, $3.8 million and $7.5 million for the years ended February 28, 2025, 2024 and 2023, respectively. At November 30, 2025 and February 28, 2025, we had an accumulated deficit of approximately $39.4 million and $34.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUIRY SECURITIES

On October 2, 2025, we issued 1,500,000 shares of its common stock at a deemed price of $1.57 per share to one entity pursuant to an asset purchase agreement. We relied upon the exclusion from the registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”), for offshore transactions provided by Rule 903(b) of Regulation S promulgated under the Securities Act for the issuance of such shares.

On October 17, 2025, we issued 60,000 shares of its common stock at a deemed price of $1.67 per share to one individual pursuant to a settlement agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the individual that is a U.S. person.

On October 17, 2025, we issued 7,500 shares of its common stock at a deemed price of $1.86 per share to one entity pursuant to a consulting agreement. We relied upon the exemption from registration under the Securities Act provided by Rule 506(b) or Section 4(a)(2) of the Securities Act for the issuance of the shares to the entity that is a U.S. person.

On October 21, 2025, we issued an aggregate of 4,000,000 common stock purchase warrants (the “Warrants”) to a consultant pursuant to a consulting services agreement with respect to investor relations services. 3,000,000 of the Warrants entitle the holder to purchase up to 3,000,000 shares of common stock (each, a “Warrant Share”) at an exercise price of $1.65 per Warrant Share until April 20, 2027, and 1,000,000 of the Warrants entitle the holder to purchase up to 1,000,000 Warrant Shares at an exercise price of $2.15 per Warrant Share until April 20, 2027. We relied upon the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act for the issuance of the Warrants to the one entity, which is a U.S. person.

On November 5, 2025, we issued 300,000 common stock purchase warrants (the “Warrants”) to a consultant pursuant to a consulting services agreement. The Warrants entitle the holder to purchase up to 300,000 shares of common stock (each, a “Warrant Share”) at an exercise price of $1.65 per Warrant Share until April 27, 2027. We relied upon the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act for the issuance of the Warrants to the one entity, which is a U.S. person.

On November 14, 2025, we issued 190,000 shares of common stock at a price of $1.50 per share to one individual due to the closing of a private placement for gross proceeds of $285,000. We relied upon the exclusion from the registration requirements of the Securities Act for offshore transactions provided by Rule 903(b) of Regulation S promulgated under the Securities Act for the issuance of such shares.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended November 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: January 14, 2026	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

