Form 10-K
period 2026-02-28
FingerMotion, Inc.
filed 2026-05-29
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2026

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

1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.51 on August 29, 2025) was approximately $72,795,700.

The registrant had 61,281,308 common shares outstanding as of May 26, 2026.

2

3

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements reflect the Company’s current expectations and forecasts of future events. All statements in this Annual Report other than those of current or historical fact, are considered forward-looking. This includes statements regarding the Company’s future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, the impact of applicable laws or regulations, and management’s plans and objectives for future operations. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, are intended to identify forward-looking statements.

The Company has based these forward-looking statements on its current expectations about future events. While the Company believes these expectations are reasonable, such statements are inherently subject to risks and uncertainties, many of which are beyond the Company’s control. Actual results may differ materially from those expressed or implied in the forward-looking statements for a variety of reasons. Factors that could contribute to such differences include, but are not limited to:

●	international, national and local general economic and market conditions including the effects of geopolitical conflicts such as the war between Russia and Ukraine, tensions and conflicts in the Middle East and related sanctions and regulatory measures; changes in the economic growth rates, capital availability or investments levels in the markets in which the Company operates; and the escalation of trade tensions, sanctions, tariffs or other restrictive measures, particularly between the U.S. and China, which may adversely affect our operations, cross-border transactions, supply chains, business relationships and overall financial performance;

●	Changes in demographic trends and consumer behavior affecting demand for the Company’s products and services;

●	natural disasters, public health events, or other force majeure events that may disrupt the operations of the Company or its partners;

●	the ability of the Company to manage and forecast growth, including scaling its operations and infrastructure;

●	risks associated with managing the VIE Agreements;

●	the ability of the Company to maintain required licenses, approvals, and relationships with telecommunications carriers, partners, and regulators in China;

●	adverse publicity;

●	competition and changes in the Chinese telecommunications market;

●	variability in operating results, and limitations in forecasting operating performance;

●	business disruptions due to system failures and/or cybersecurity breaches;

●	changes in management decisions and strategic priorities in response to evolving market, regulatory or operational conditions, which may affect our business, financial condition and results of operations;

●	the Company’s ability to manage risks relating to new prospective business initiatives;

●	assumptions and estimates underlying the forward-looking statements that may prove to be inaccurate;

●	the Company’s ability to raise sufficient funds to carry out the proposed business plan;

●	changes in laws, regulations and actions by government authorities, including changes in government regulation;

- i -

●	dependency on certain key personnel and the Company’s ability to retain and attract qualified personnel;

●	the Company’s ability to control operating costs and expenses;

●	the Company’s ability to successfully implement the planned transition to an investment holding company structure;

●	the Company’s ability to manage growth and expansion effectively; and

●	risks and uncertainties described in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in other filings with the SEC.

While management has made efforts to identify key factors that could cause actual results to differ materially from those presented in forward-looking statements, there may be additional factors that could lead to results differing from expectations, estimates, or intentions. Forward-looking statements might not prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified, in their entirety by these cautionary statements. The Company does not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws. Readers should carefully review the cautionary statements and risk factors contained in this Annual Report, as well as in filings that the Company may make from time to time with the SEC.

INTRODUCTORY COMMENTS

FingerMotion, Inc. is a Delaware-incorporated holding company. Headquartered in Singapore, the Company focuses on delivering technology-enabled platforms and services in the People’s Republic of China (“PRC” or “China”, and, unless the context requires otherwise and solely for the purpose of this Annual Report such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong Special Administrative Region, Macao Special Administrative Region and Taiwan) and selected international markets. The Company’s offerings include mobile recharge and payment solutions for the telecommunications sector, data analytics solutions, and platform-based digital ecosystems.

The Company’s operations are primarily carried out through subsidiaries and contractual agreements with affiliated entities in the PRC, particularly, a variable interest entity (“VIE”), Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”, or the “VIE”). Ms. Li Li, the sole shareholder of JiuGe Technology, serves as its legal representative and general manager. Due to PRC laws and regulations that may restrict foreign ownership in certain industries deemed sensitive by the PRC government, the Company uses the VIE structure to secure contractual exposure to and economic benefits from operations in the PRC.

The Company indirectly owns 100% of the equity interests in Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management” or the “WFOE”), a wholly foreign-owned enterprise, which has established a series of contractual arrangements with the VIE and its shareholder (collectively, the “VIE Agreements”). These arrangements provide the Company with control over and the ability to receive substantially all of the economic benefits from the VIE. However, the VIE Agreements have not been tested in PRC courts. For details on the VIE structure and the contractual arrangements, please refer to “Business—Corporate Information—VIE Agreements.” Consequently, investors in the Company’s common stock do not hold direct equity interests in the VIE.

As the Company does not possess direct equity ownership in the VIE, it is subject to risks and uncertainties associated with the interpretation and application of PRC laws and regulations, including uncertainties regarding the validity and enforceability of the VIE Agreements among the WFOE, the VIE, and the VIE’s shareholder. Additionally, there are also considerable uncertainties concerning the future actions of the PRC government, which may determine that the VIE structure does not comply with applicable laws and regulations. If the PRC government disallows the VIE structure, the Company could lose its ability to consolidate the financial results of the VIE, adversely affecting its business, financial condition, and results of operations, potentially leading to a significant decline in the value of the Company’s common stock. Please refer to “Risk Factors—Risks Related to the VIE Agreements” and “Risk Factors—Risks Related to Doing Business in China.”

The Company is exposed to legal and operational risks associated with a significant portion of its operations in the PRC. The legal and regulatory framework in the PRC that governs the Company’s business is continually evolving and may be subject to varying interpretations. This could lead to changes in the Company’s operations or regulatory requirements, potentially resulting in material and adverse effects on its business, financial condition, and operational results, as well as a decline in the value of its common stock or limitations on the Company’s ability to offer securities to investors.

- ii -

In recent years, PRC authorities have introduced and enhanced regulatory oversight in areas including VIE structures, data security, and anti-monopoly practices. As of the date of this Annual Report on Form 10-K, neither the Company, its subsidiaries, nor the VIE has been subject to any cybersecurity review initiated by PRC regulatory authorities, nor has any such entity received any related inquiry, notice, or sanction.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated issued new rules governing overseas securities offerings and listings by companies with operations in the PRC, which became effective on March 31, 2023 (the “Overseas Listing Trial Measures”). These regulations establish a filing-based regulatory framework requiring companies based in the PRC, or primarily conducting operations within the PRC, to submit filings to the CSRC in relation to overseas securities offerings and listings. Generally, these regulations apply when a significant portion of a company’s business, financial results, or management activities is situated in the PRC.

Under these regulations, companies that were listed on overseas exchanges prior to March 31, 2023, such as the Company, are designated as “stock enterprises” and are not required to submit an immediate filing with the CSRC. However, should the Company pursue a future offering of securities in an overseas market, such as follow-on offerings or other capital-raising activities, it may be required to file with the CSRC within a specified timeframe. Non-compliance with these obligations could result in regulatory actions, including fines or other penalties, which may materially adversely impact the Company’s business, financial condition, and operating results.

As of the date of this Annual Report on Form 10-K, neither the Company, its subsidiaries nor the VIE, nor any of its respective officers or directors, have received any inquiries, notices, warnings or sanctions from the CSRC or any other governmental authorities in the PRC regarding the Overseas Listing Trial Measures. However, the interpretation and implementation of these measures, as well as the related administrative rules, policies and practices of the CSRC, remain uncertain. Consequently, the potential impact of any future regulatory developments on the Company’s ability to conduct our business, accept investments, or list or maintain a listing on U.S. or foreign exchange is unclear. Please refer to “Risk Factors— Risks Related to Doing Business in China” for further details.

Additionally, as of the date of this Annual Report on Form 10-K, the Company’s subsidiaries and WFOE have not declared or paid any dividends or made any distributions to the Company. Under Delaware law, a Delaware corporation may only pay cash dividends out of surplus or net profits. As a holding company, the Company would rely on payments made by the VIE to the WFOE in accordance with the VIE Agreements, as well as dividends or other distributions from the WFOE to the Company, to fund future dividend payments on the Company’s common stock.

The Company’s ability to receive funds from its operations in the PRC is subject to restrictions and limitations imposed by the PRC law. Under the VIE Agreements, the VIE is obligated to make payments to the WFOE, in cash or in kind, at the WFOE’s request; however, such payments are subject to applicable PRC taxes, including value-added tax (“VAT”) and enterprise income tax. Furthermore, PRC regulations permit the WFOE to pay dividends to its offshore parent, the Company, only out of registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations. If the WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to the Company. Any limitation on the WFOE’s ability to distribute dividends or other payments to the Company could materially and adversely limit the Company’s ability to grow, make investments or acquisitions, pay dividends or otherwise fund the operations. Moreover, any cash dividends or distributions of assets by the WFOE to the Company, through our subsidiary as its shareholder, are subject to PRC withholding tax, which is generally up to 10%. PRC regulations also impose restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of China which may delay or limit the Company’s ability to transfer funds offshore. As a result, the Company may face challenges in distributing earnings from the PRC operations, and if we are unable to do so, we may not be able to pay dividends on the Company’s common stock.

Transfer of Cash or Assets

Dividend Distributions

The Company has never declared or paid dividends or distributions on its common stock. The Company has previously disclosed an intention to issue a dividend in kind in the form of warrants. The Company currently intends to retain all available funds and any future consolidated earnings to support operations and the growth of its business and, accordingly, does not anticipate paying cash dividends in the foreseeable future.

Under Delaware law, the Company may pay dividends only from net profits or, if there are no such profits, from net assets in excess of capital. As a holding company, the Company’s ability to pay dividends depends on dividends and other distributions from its WFOE. Any restrictions on the WFOE’s ability to distribute funds could materially and adversely affect the Company’s ability to grow its business, make investments or acquisitions, or pay dividends to its shareholders.

- iii -

The WFOE’s ability to distribute dividends is subject to PRC laws and regulations, which generally provide that: (i) dividends may be paid only out of accumulated after-tax profits determined in accordance with PRC accounting standards; (ii) losses from prior fiscal years must be offset before profits can be distributed; (iii) profits from prior fiscal years may be distributed together with current fiscal year profits; and (iv) at least 10% of after-tax profits must be allocated to a statutory reserve fund until such reserve reaches 50% of the WFOE’s registered capital. These requirements may limit the amount of funds available for distribution. If the WFOE incurs debt, the governing instruments may further restrict its ability to pay dividends or make other distributions to the Company.

In addition, dividends paid by the WFOE to the Company’s offshore holding entity are generally subject to PRC withholding tax of up to 10% and are subject to review by banks designated by the State Administration of Foreign Exchange (“SAFE”). PRC regulations also impose controls on the conversion of RMB into foreign currencies and the remittance of funds out of China, which may delay or restrict the Company’s ability to receive dividends.

The Company’s ability to pay dividends also depends on payments made from the VIE to the WFOE under the VIE Agreements, and the subsequent distribution of such funds to the Company. These payments may be subject to PRC taxes, including VAT of approximately 6% and enterprise income tax of 25%. Any limitations on the ability of the VIE or the WFOE to make such payments could materially affect the Company’s liquidity and its ability to pay dividends. For additional information, see “Risk Factors—Risks Related to Doing Business in China.”

Our Company’s Ability to Settle Amounts Owed under the VIE Agreements

The Company transfers cash to its wholly-owned Hong Kong subsidiary, Finger Motion (CN) Limited, through capital contributions or intercompany loans. The Hong Kong subsidiary then transfers cash to the WFOE in China through capital contributions. As the Company controls the VIE through contractual arrangements rather than equity ownership, it is not permitted to make direct capital contributions to the VIE and its subsidiaries.

Under the VIE Agreements, the VIE is obligated to make payments to the WFOE, in cash or in kind, at the WFOE’s request. The Company expects to settle amounts due under the VIE Agreements through dividends and other distributions from the WFOE to the Company. However, such transfers may be subject to the following limitations:

●	Taxes: Payments from the VIE to the WFOE are subject to PRC taxes, including VAT of 6% and enterprise income tax of 25%.

●	Dividend restrictions: PRC regulations generally permit the WFOE to pay dividends to the Company, out of its accumulated after-tax profits determined in accordance with PRC accounting standards. In addition, if the WFOE incurs debt in the future, the governing instruments may restrict its ability to pay dividends or make other distribution to the Company.

●	Foreign exchange controls: PRC regulations imposes restrictions on the conversion of RMB into foreign currencies and the remittance of funds out of China, which may delay or limit the Company’s ability to receive dividends.

The VIE may transfer cash to the WFOE by paying service fees pursuant to the applicable consulting services agreement.

Effect of Holding Foreign Companies Accountable Act and Related SEC Rules

The Holding Foreign Companies Accountable Act (“HFCAA”) mandates that the U.S. Securities and Exchange Commission (“SEC”) prohibit trading in the securities of companies whose auditors cannot be fully inspected by the Public Company Accounting Oversight Board (“PCAOB”) for a specified period.

In December 2021, the PCAOB announced its inability to fully inspect certain accounting firms located in mainland China and Hong Kong. Consequently, certain U.S.-listed companies with auditors in those jurisdictions were identified under the HFCAA. However, in December 2022, the PCAOB reported that it had gained sufficient access to inspect and investigate registered accounting firms in mainland China and Hong Kong, thereby vacating its previous determinations.

The Company is not currently classified as a Commission-Identified Issuer under the HFCAA and is not subject to trading prohibitions or delisting under this Act. Additionally, the Company has appointed a U.S.-based independent registered public accounting firm as its auditor.

Nonetheless, future changes in U.S. or PRC regulations, or a determination by the PCAOB that it cannot adequately inspect audit firms in relevant jurisdictions, could impact our compliance with HFCAA requirements. If our securities were prohibited from trading or delisted from Nasdaq, investors might experience reduced liquidity, and the value of our common stock could be adversely affected.

- iv -

PART I

ITEM 1. BUSINESS

Company Overview

FingerMotion, Inc. (“FingerMotion,” the “Company,” “we,” “our,” or “us”) is a Delaware holding company. Headquartered in Singapore, the Company provides technology-enabled platforms and services in the People’s Republic of China (“PRC” or “China”, and, unless the context requires otherwise and solely for the purpose of this Annual Report such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong Special Administrative Region, Macao Special Administrative Region and Taiwan) and selected international markets. The Company’s offerings include mobile payment and recharge solutions, data analytics services, and platform-based digital applications and solutions.

The Company operates through its subsidiaries and contractual arrangements with affiliated entities in the PRC, including its variable interest entity (“VIE”), through which it conducts a substantial portion of its operations. These contractual arrangements are intended to provide the Company with effective control over, and the ability to receive economic benefits from, the VIE. Its business model focuses on delivering transaction-based services, platform solutions, and data-driven applications to telecommunications carriers, enterprise customers, and other commercial partners. For a description of the contractual arrangements and the related risks, see “Item 1A. Risk Factors—Risks Related to VIE Agreements” and “Risks Related to Doing Business in China.”

The Company organizes its operations across four primary areas: (i) telecommunications products and services, (ii) marketplace platform and digital commerce infrastructure solutions, (iii) data and analytics platform solutions, and (iv) advanced technology and platform solutions.

The Company’s strategic focus is to continue operating and optimizing its telecommunications products and services business while expanding its higher-margin, technology-driven platform offerings. These offerings include the development and commercialization of its marketplace platforms, data analytics solutions (including applications for insurance and financial services), and critical infrastructure technology platforms. The Company is also focused on enhancing its underlying technology capabilities, including platform scalability, data processing, and system integration, to support growth across multiple industry verticals. The timing and extent of growth in these areas will depend on factors such as market adoption, competitive conditions, regulatory developments, and the Company’s ability to execute its platform development and commercialization strategies.

Business Segments

The Company operates an integrated portfolio of technology-driven platforms and services across four core areas:

(i) telecommunication products and services,

(ii) marketplace platform and digital commerce infrastructure solutions,

(iii) data and analytics platform solutions, and

(iv) advanced technology and platform solutions.

These offerings leverage the Company’s technological capabilities across multiple industry applications, with a focus on scalable and extensible platform architectures.

(i)	Telecommunications Products and Services

The Company offers telecommunications-related services in the PRC through its subsidiaries and VIE structure. This segment includes mobile payment and recharge services, as well as enterprise messaging services such as short message services (“SMS”) and multimedia messaging services (“MMS”). These services historically represent a significant portion of the Company’s revenue.

The Company conducts its operations through JiuGe Technology.

Mobile Payment and Recharge Services

The Company provides mobile airtime and data recharge services to telecommunications carriers and channel partners, allowing end users to purchase prepaid mobile credits through its platform. The Company procures airtime and data packages in bulk from telecommunications operators and distributes them through a network of enterprise customers, digital platforms, and other distribution channels.

JiuGe Technology holds licensed access agreements with major Chinese telecom providers, including China Mobile Communications Corporation (“China Mobile”) and China United Network Communications Group Co., Ltd. (“China Unicom”). Through these arrangements, JiuGe Technology offers mobile payment and recharge services, earning revenue from transaction rebates paid by telecom operators.

The platform provides real-time payment and recharge services to third-party businesses, e-commerce channels, and online marketplaces such as JD.com, Pinduoduo, and Tmall. JiuGe Technology generates revenue by processing payments for telecom services and receiving rebates from telecom operators. To attract users, it may offer discounted data or talk-time packages through its platform. Additionally, the Company serves as a loyalty redemption agent for China Mobile, allowing customers to redeem telecom loyalty benefits through its platform.

In 2019, JiuGe Technology entered into an agreement with China Unicom’s Yunnan division to build and operate an online sales platform for telecom-related products and services, including mobile phones, broadband services, smart devices, and related insurance offerings. Under this arrangement, JiuGe Technology receives a percentage of the sales revenue generated through the platform.

The Company has also secured contracts with China Mobile and China Unicom to acquire new telecom subscribers and continues to expand mobile phone sales through its online channels.

Enterprise Messaging Services (SMS and MMS)

The Company provides enterprise messaging services through Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), which it controls operationally via JiuGe Technology. Beijing Technology is licensed by the Ministry of Industry and Information Technology (“MIIT”) to provide SMS and MMS services in the PRC.

The Company procures messaging capacity in bulk and delivers these services to enterprise customers, including automobile manufacturers, hotel chains, airlines, and e-commerce companies. Its integrated messaging platform enables enterprise customers to manage high-volume messaging campaigns, ensuring compliance with relevant regulatory requirements for message content and distribution, and provides delivery tracking capabilities.

(ii)	Marketplace Platform and Digital Commerce Infrastructure

The Company develops mobile-first, online-to-offline (“O2O”) marketplace platform solutions designed to connect consumers with service providers and vendors of products and services. The platform integrates core marketplace functionalities, including service discovery, provider matching, booking and scheduling, payment processing, and post-transaction feedback mechanisms.

The Marketplace Platform and Digital Commerce Infrastructure segment is designed to be scalable and extensible across multiple service-based and transaction-oriented industry verticals. The Company focuses on ongoing technology development and platform enhancement, including improvements to system performance, user experience, data analytics integration, and transaction processing efficiency. These initiatives are intended to enhance user engagement, improve transaction conversion rates, and support long-term scalability.

The Company intends to generate revenue from its Marketplace Platform and Digital Commerce Infrastructure services through transaction-based fees, subscription arrangements, advertising services, and other value-added offerings. The timing and extent of revenue generation will depend on factors such as market adoption, platform scalability, competitive conditions, regulatory developments, and the Company’s ability to execute its commercialization strategy.

DaGe Platform

The DaGe Platform is a digital marketplace designed to connect automotive owners with service providers and vendors of automotive-related products and services. This platform facilitates various services, including vehicle maintenance, repair, tire replacement, and electric vehicle (EV) charging, as well as the sale of automotive accessories.

The platform includes functionality for service discovery, booking management, payment processing, and user feedback, and is intended to support mobility-related applications.

The DaGe Platform is part of the Company’s Marketplace Platform and Digital Commerce Infrastructure services initiatives and is at early stages of development. These activities may require ongoing investment and may not generate significant revenue in the near term. The Company may seek to generate revenue from this platform through transaction-based fees, subscriptions, advertising, and related services; however, the timing and extent of such revenue remain uncertain and will depend on market adoption, platform development, and regulatory conditions.

JiuGe Procurement Platform

The JiuGe Procurement Platform is an enterprise procurement solution operated by JiuGe Technology and is included within the Company’s Marketplace Platform and Digital Commerce Infrastructure initiatives.

The platform is designed to support JiuGe Technology’s mobile recharge business by centralizing supplier product catalogues and facilitating procurement workflows for employee benefits, customer rewards, and promotional campaign distribution. The goal is to improve procurement efficiency, supplier coordination, and internal resource allocation.

(iii)	Data And Analytics Platform Solutions

The Company provides data analytics and data-driven solutions through its Sapientus platform to insurance companies, financial service providers, and enterprise customers. This segment represents a key strategic focus and is intended to support the Company’s transition toward higher-margin and scalable services.

Sapientus aggregates and processes large volumes of structured and unstructured data from multiple sources to generate analytical insights and reporting outputs that support decision-making in sectors such as insurance, financial services, and mobility. The platform is designed to support risk assessment, trends identification, customer segmentation, marketing analysis, and related business operations.

The Company continues to invest in expanding its data capabilities and analytical models. The performance and growth of this segment may be affected by market acceptance, regulatory developments, and the Company’s ability to access and utilize data in compliance with applicable laws and regulations.

(iv)	Advanced Technology and Platform Solutions

The Company develops advanced technology and platform solutions designed for enterprise and mission-oriented environments that require real-time communication, coordination, and operational management capabilities. These solutions are intended to support complex workflows across a range of industry applications where reliability, performance, and system integration are important.

C2 Platform

The Company, through its VIE, JiuGe Technology, has developed a C2 Platform focused on communications and operational coordination for mobility-related applications, including emergency response, logistics, and specialized field operations.

The C2 Platform represents the Company’s initial deployment of its technology in mission-critical and public infrastructure environments that support public safety and operational coordination. The platform reflects the Company’s ability to design and implement system-level software solutions intended to operate in environments requiring reliability, performance, and continuity of service.

The Company intends to leverage its experience and technical capabilities developed through the C2 Platform to evaluate and pursue opportunities in other areas of critical infrastructure. These potential applications may include public safety systems, transportation networks, emergency response coordination, and other large-scale operational environments, subject to customer demand, technical feasibility, and regulatory considerations.

The C2 Platform integrates mobile communications, data processing, and system coordination functions to facilitate information sharing between field personnel and centralized command centres. This platform is designed to support real-time data transmission, remote monitoring, and coordination of field operations.

The Company’s C2 Platform initiatives focus on developing and deploying communication and platform solutions for commercial and specialty vehicles. These solutions aim to enhance situational awareness, fleet coordination, and remote operations across various use cases, including emergency response, logistics, and infrastructure services. The C2 Platform is currently in the commercialization stage and is being introduced to enterprise and public-sector customers through pilot deployments, procurement processes, and direct engagement activities. The timing and extent of future revenue generation will depend on a number of factors, including customer adoption, procurement cycles, competitive conditions, and the successful scaling of deployments across additional jurisdictions and applications.

Corporate Information

The Company has been organized as a holding company and conducts a significant part of its operations through subsidiaries and contractual arrangements with affiliated entities in the PRC, including its VIE. The Company’s operations in the PRC are primarily carried out through its wholly owned subsidiaries and a wholly foreign-owned enterprise (“WFOE”), which has entered into a series of contractual agreements with the VIE and its respective shareholder.

These contractual arrangements are intended to provide the Company with effective control over the VIE and the ability to receive substantially all of the economic benefits of the VIE’s operations. The VIE structure is employed to comply with PRC laws and regulations that restrict or prohibit foreign ownership in certain industries. However, these arrangements have not been tested in a court of law in the PRC and carry associated risks and uncertainties. See “Item 1A. Risk Factors—Risks Related to VIE Agreements.”

The following diagram depicts our corporate structure:

The Company’s holding company structure presents unique risks as the Company’s investors may never directly hold equity interests in the Company’s subsidiaries or the VIE.

The Company relies on distributions and other payments from its subsidiaries and VIE to fund its operations. These payments are subject to PRC laws and regulations, including restrictions on dividends, foreign exchange controls, and other regulatory requirements.

The Company’s subsidiaries and VIE are subject to regulation by PRC authorities, including the China Securities Regulatory Commission (“CSRC”) and the Cyberspace Administration of China (“CAC”). As of the date of this report, the Company is not required to obtain specific approvals from these authorities to operate its current business. However, under the CSRC’s Overseas Listing Trial Measures, the Company may be required to complete filing procedures for future overseas securities offerings.

The regulatory environment in China is evolving, and it remains uncertain how new or changing laws and regulations may impact the Company’s operations, its ability to accept foreign investment, or its ability to maintain a listing on a U.S. or other foreign exchange.

Licensing

The Company’s operations in the PRC require specific licenses and permits. Its VIE and related operating entities hold value-added telecommunications business licenses issued by the MIIT. These licenses are necessary for providing mobile payment, recharge, and messaging services in China.

VIE Structure

The Company conducts a substantial portion of its operations in China through VIE arrangements. These arrangements consist of a series of contractual agreements (the “VIE Agreements”) between the Company’s WFOE and the VIE, along with its shareholder, pursuant to which JiuGe Technology became the Company’s contractually controlled affiliate. The VIE Agreements include a consulting services agreement, a loan agreement, a power of attorney agreement, a call option agreement and a share pledge agreement in order to secure the connection and commitments of the VIE.

The purpose of these agreements is to give the Company effective control over the VIE and to enable it to receive the majority of the economic benefits from its operations. However, the Company lacks direct equity ownership in the VIE, which means these arrangements may not be as effective as direct ownership.

The enforceability of the VIE agreements under PRC law remains uncertain, and there is no guarantee that the Company will be able to maintain effective control over the VIE. Please see “Item 1A. Risk Factors—Risks Related to VIE Agreements.”

Acquisition of Operational Control of Beijing Technology

The Company acting through the VIE expanded its telecommunications services through the acquisition of operational control of Beijing XunLian TianXia Technology Co., Ltd., which provides enterprise messaging solutions, including SMS and MMS, for enterprise customers. This service complements the Company’s mobile payment and recharge offerings and operates under licenses issued by the MIIT.

Strategic Cooperation with China Unicom

The Company, through its VIE, JiuGe Technology, has established cooperative arrangements with China United Network Communications Limited and its regional branches, including China Unicom Yunnan. These arrangements represent a key component of the Company’s telecommunications ecosystem and support its transaction-based service model.

Under these cooperation arrangements, JiuGe Technology is responsible for constructing and operating electronic sales platforms and related services through which consumers may purchase telecommunications products and services, including mobile devices, mobile service plans, broadband services, and related offerings. The Company receives a share of the revenue generated from transactions processed through these platforms.

The Company believes these arrangements enhance its integration with major telecommunications operators in China and provide opportunities to increase transaction volume and service penetration. The extent of revenue generated from these arrangements depends on transaction activity, customer adoption, and ongoing commercial cooperation with the relevant counterparties.

In addition, in January 2022, TengLian, a subsidiary of JiuGe Technology, entered into a cooperation arrangement with China Unicom to support device protection programs for mobile and 5G devices. This initiative expands the Company’s involvement in value-added telecommunications services and may enhance its broader service offerings.

These cooperative arrangements are subject to customary commercial terms, including renewal provisions and termination rights, and their continuation and financial contributions will depend on ongoing performance, regulatory conditions, and market demand.

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

Because we do not directly hold equity interests in the VIE, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the VIE Agreements among the WFOE, the VIE and the shareholder of the VIE. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations and may cause the value of our shares of common stock (“Common Shares”) to depreciate significantly or become worthless.

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

As of the date of this Annual Report on Form 10-K, we and the VIE are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business license, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE or any securities listing.

Products and Services

The Company’s activities are organized by its four primary business segments: (i) telecommunications products and services, (ii) marketplace platform and digital commerce infrastructure solutions, (iii) data and analytics platform solutions, and (iv) advanced technology and platform solutions. Across these segments, the Company employs a combination of digital distribution channels, direct sales efforts, and strategic collaborations to support customer acquisition, increase service utilization, and expand its market presence.

Telecommunications Products and Services

The Company conducts its sales and marketing activities for its telecommunications products and services primarily through online distribution channels, including e-commerce marketplaces and social media platforms in the PRC. These channels are used to facilitate customer acquisition, promote product offerings, and support transaction execution.

In coordination with telecommunications operator arrangements, the Company conducts periodic promotional campaigns, including seasonal and region-specific initiatives, designed to align with local market conditions and consumer demand. The Company also maintains relationships with online storefront operators and other business collaborators to support distribution and customer outreach.

In addition, the Company has implemented customer engagement initiatives, including loyalty-based programs in collaboration with telecommunications operators, which are intended to support customer retention and increase usage of its services. For its enterprise-focused communications services, including SMS offerings, the Company utilizes direct sales, account management, and channel partnerships to expand its corporate customer base and increase service adoption across multiple industry sectors.

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

The mass SMS text message service offers bulk SMS services to end consumers with competitive pricing. Beijing Technology retains a license from the MIIT to operate SMS and MMS business in the PRC. Similar to the mobile payment and recharge business, Beijing Technology is required to make a deposit or bulk purchase in advance and has secured business customers that will utilize Beijing Technology’s SMS integrated platform to send bulk SMS text messages monthly. Beijing Technology has the capability to manage and track the entire process, including guiding the Company’s customer to meet government’s guidelines on messages composed, until the SMS messages have been delivered successfully.

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

Marketplace Platform and Digital Commerce Infrastructure Solutions – DaGe Platform

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

The Company’s sales and marketing efforts for its DaGe Platform are focused on increasing user adoption, expanding service provider participation, and driving transaction volume across its platforms.

Marketing activities are conducted primarily through digital channels, including mobile applications such as WeChat Mini-Programs, social media platforms, and messaging-based campaigns. The Company also leverages its existing telecommunications customer base and distribution channels to promote its marketplace platforms and facilitate user acquisition.

The Company engages in co-marketing initiatives with automotive service providers and commercial partners to expand platform visibility and service offerings. Customer acquisition and retention strategies include promotional campaigns, referral programs, and targeted marketing efforts based on geographic and user behaviour data. As the Company expands its marketplace platforms into additional regions or service categories, it intends to adapt its marketing strategies to reflect local market conditions and consumer preferences.

Data and Analytics Platform Solutions

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

The Company sells its data and analytics platform solutions to enterprise customers in the insurance and reinsurance sectors, as well as financial institutions and intermediaries. Sales activities are conducted primarily through direct sales and business development personnel and include customer engagement, relationship management, and participation in industry events.

The Company supports customer evaluation and adoption through product demonstrations, pilot deployments, and proof-of-concept implementations. The sales cycle is generally long and complex due to enterprise procurement, integration requirements, and data governance considerations.

The Company may enter into strategic arrangements to support data access, integration, and distribution of its platform. Growth in this segment depends on market acceptance of analytics solutions, data availability, competitive conditions, and compliance with applicable regulatory and data protection requirements.

Advanced Technology and Platform Solutions — C2 Platform

The Company’s advanced technology and platform solutions business vertical focuses on enabling next-generation connected vehicle ecosystems by integrating advanced communication, data, and AI technologies into commercial and specialty (e.g., emergency response) vehicles. Through our subsidiary, JiuGe Technology, we provide system integration services and technology platforms that support the development of intelligent, networked vehicle fleets for government and enterprise customers.

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

The Company markets its C2 platform to enterprise and public-sector customers, including municipalities, emergency response agencies, industrial operators, and automotive partners. Sales activities are conducted through direct engagement, government procurement processes, and strategic partnerships.

The Company supports adoption through pilot programs, live demonstrations, and participation in public safety and technology-related events. The C2 platform is positioned for deployment in mission-critical communication and operational environments.

The Company provides implementation support, system integration, and training services to facilitate customer onboarding and platform deployment. Growth in this segment depends on public-sector procurement activity, enterprise adoption, and the Company’s ability to secure strategic alliances and integration partnerships.

Growth Strategy

The Company’s long-term growth strategy focuses on scaling its existing business capabilities, enhancing its technology platforms, and expanding into adjacent markets where its platform, data, and system-level expertise can be effectively applied.

Key elements of this strategy include:

•	Strengthening core operations. The Company intends to continue to improve operational efficiency, platform reliability, and technological capabilities within its existing markets in the PRC. This includes optimizing transaction processing, improving system scalability, and maintaining strong relationships with telecommunications operators, service providers, and enterprise customers.

•	Expansion of the telecommunications ecosystem. The Company seeks to support the growth of its telecommunications-related services by increasing transaction volumes, strengthening operator integrations, and broadening service offerings through its operating subsidiaries. Growth in this segment is expected to be driven by enhanced enterprise adoption, deeper ecosystem integration, and ongoing product innovation.

•	Advancement of data analytics technologies and platforms. The Company intends to further develop its data analytics capabilities and platforms to address evolving market demand and create additional revenue streams. This includes enhancing the Sapientus Platform to expand data processing capabilities, analytical modeling, and enterprise reporting solutions, enabling scalable, data-driven decision-making tools across various industry verticals.

•	Scaling of marketplace platform and digital commerce infrastructure solutions. The Company intends to scale its mobile-first, online-to-offline (“O2O”) marketplace platforms through increased user adoption, expansion of service provider networks, and higher transaction volumes across its digital commerce ecosystem. Growth initiatives will include enhancing platform functionality, optimizing user experience, and expanding into additional service categories and geographies. The Company also seeks to strengthen monetization through transaction-based fees, subscription models, and advertising services, subject to market adoption and platform maturity.

•	Expansion of advanced technology and platform solutions. The Company plans to expand its advanced technology and platform solutions offerings, including its C2 Platform, into additional areas of critical infrastructure and business critical operations. These areas may include public safety systems, transportation networks, emergency response coordination, and other large-scale operational environments. Growth in this segment is expected to be driven by continued product development, pilot deployments, and increased customer adoption in both enterprise and public-sector markets, subject to procurement cycles, regulatory requirements, and technical validation.

•	Productization for regional deployment. The Company plans to adapt its existing intellectual property, data analytics models, and platform capabilities, including its Sapientus Platform and mobility platforms, for deployment in selected regional markets. This approach aims to enable scalable expansion by leveraging established technology assets and operational expertise across multiple markets.

•	Strategic partnerships, investments, and acquisitions. The Company seeks to identify and pursue strategic partnerships, joint ventures, and acquisition opportunities that enhance its distribution capabilities, expand its service offerings, and support long-term value creation.

Research & Development

■	Telecommunications Products & Services - The Company continues to develop its messaging platform that allows businesses and brands to engage with their customers using 5G infrastructure, providing a more efficient, cost-effective, and robust user experience. This development is expected to create a new marketing channel for the Company’s current and prospective business partners.
■	Data Analytics Platform Solutions - The Company continues to develop its Data Analytics Platform Solutions (Big Data) analytics capabilities, including its Sapientus data platform, by integrating external data sources and refining proprietary data models to support insurtech and fintech applications in collaboration with insurance and financial services partners.
■	DaGe Platform - The Company is developing its DaGe platform to enhance data processing, aggregation, and analytics capabilities, with a focus on scalable deployment for enterprise use cases that require large-scale processing of structured and unstructured data.
■	C2 Platform - Development efforts are focused on improving system reliability, integration capabilities, and interoperability with public-sector and enterprise infrastructure.

Competition

The Company operates in a highly competitive and rapidly evolving industry that is subject to technological change and regulatory oversight. The Company competes with a range of participants, including larger, more established companies, as well as providers that offer similar or substitute products and services.

The Company’s mobile payments business competes with other licensed service providers authorized by mobile telecommunications operators in China, as well as unlicensed payment processors that offer comparable services. In addition, the Company competes with alternative payment methods, including credit and debit cards, other electronic payment platforms, and bank transfers.

The Company holds an exclusive license to act as an authorized payment processor for China Unicom and China Mobile. These arrangements provide the Company with access to distribution channels for mobile payment services; however, competition remains based on service capabilities, pricing, technology, and customer adoption.

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

The Company has registered the following patents:

Patent Registration Number	Region	Title	Inventors	Applicant	Status as of the date of this Annual Report
2019SR0439119	Shanghai, China	PigeonHoles Integration System (1)	Shanghai JiuGe Business Management Co. Ltd	Shanghai JiuGe Business Management Co. Ltd	Obtained

2020SR0741902	Shanghai, China	SMS Integrated System(2)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0792227	China	JiuGe Customer Profiling Software V1.0.0 (3)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0772385	China	JiuGe TELCO Big Data Software V1.0.0 (4)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0809253	China	JiuGe Risk Assessment System Software V1.0.0 (5)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0860695	China	JiuGe Internet Big Data Software V1.0.0 (6)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2020SR0867792	China	JiuGe Mobile Digital Precision Marketing Software V1.0.0 (7)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2021SR2129368	China	JiuGe Risk Query API and UI Design V1.0.0 (8)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2021SR1773860	China	JiuGe Insurance Anti-Fraud System Design V1.0.0 (9)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2022SR1343393	China	JiuGe Insurance Client Medical Behavior Assessment System V1.0.0 (10)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2023SR0092476	China	JiuGe Insurance Client Financial Rating System V1.0.0 (11)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2024SR0201599	China	JiuGe Mobile Protection Mini Program Server System V1.0.0 (12)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2024SR0373838	China	JiuGe Mobile Protection Mini Program Client System V1.0.0 (13)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2024SR2019159	China	JiuGe Mobile Recharge System V1.0.0 (14)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2025SR1169273	China	JiuGe Mobile Recharge Channel Management System V1.0.0 (15)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

2025SR1946587	China	JiuGe Traffic Operation Management System V1.0.0 (16)	Shanghai JiuGe Information Technology Co. Ltd	Shanghai JiuGe Information Technology Co. Ltd	Obtained

Notes:

(1)	PigeonHoles Integration System is the Company’s proprietary universal exchange platform which provides seamless integration between telecommunication operators and online stores servicing PRC’s customers.

(2)	The Company’s SMS Integrated System provides a robust back-end control panel for corporate partners to access and manage their own messaging settings. Corporate partners can upload a list of targeted members, compose text or multimedia messages and define broadcasting settings.

(3)	Patent based on JiuGe’s big data analysis and commercialization of consumer’s profile

(4)	Patent based on JiuGe’s big data analysis for telecommunication products and services

(5)	Patent based on JiuGe’s big data analysis on risk assessment system

(6)	Patent based on JiuGe’s big data analysis for online product.

(7)	Patent based on JiuGe’s big data analysis for online digital contents on mobile

(8)	Patent based on JiuGe’s big data analysis for Risk Query API and UI designs

(9)	Patent based on JiuGe’s big data analysis for Insurance Anti-Fraud System Design

(10)	Patent based on JiuGe’s big data analysis for Insurance Client Medical Behavior Assessment System

(11)	Patent based on JiuGe’s big data analysis for Insurance Client Financial Rating System

(12)	JiuGe Mobile Protection Mini Program Server System is a data analysis and processing service powered by big data platforms. It cooperates with insurance companies to provide mobile screen and other hardware protection services for telecom operator users.

(13)	JiuGe Mobile Protection Mini Program Client System is a client application that, based on big data analytics and in cooperation with insurance companies, supports mobile screen and other hardware protection services for telecom operator users.

(14)	JiuGe Mobile Recharge System is an in-house developed direct top-up platform that enables seamless integration between telecom carriers and online stores serving customers in mainland China.

(15)	JiuGe Mobile Recharge Channel Management System is the channel management service for the JiuGe Mobile Recharge System. It features routing, management, and accounting across multiple carriers, regions, channels, and plans.

(16)	JiuGe Traffic Operation Management System is an in-house developed direct data recharge platform built by our company. It is dedicated to enabling seamless integration between telecom carriers and online stores as well as points malls serving customers in the Chinese mainland.

Regulation

The Company operates in a highly regulated environment related to its payments business. The regulatory framework governing digital and mobile payments continues to evolve in response to developments in areas such as anti-money laundering, counter-terrorist financing, data privacy, cybersecurity, and consumer protection.

In China, the Company’s payment-related activities are subject to oversight by relevant financial regulatory authorities, including the People’s Bank of China. Other national or provincial regulatory agencies may have or assert jurisdiction over our activities, including agencies and authorities outside of China, if our platform is utilized by consumers in such jurisdictions. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

The Company is subject to anti-money laundering and counter-terrorist financing laws in the United States, China, and other jurisdictions where it operates. These requirements include compliance with applicable sanctions regimes, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in China and other countries whose jurisdiction we may become subject as a result of our operations..

The Company is also subject to data protection and information security laws in China, the U.S. and the jurisdictions in which it operates, including requirements relating to the safeguarding of personal information and maintaining information security programs. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection that may contain additional privacy and data protection obligations than exist today. In addition, the interpretation and application of these privacy and data protection laws in China, the U.S. and elsewhere are often uncertain and in a state of flux.

The Company is subject to applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as similar laws in other jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, accepting or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.

Regulatory developments continue in areas such as digital payments, virtual currencies, identity verification, cybersecurity, and marketing practices, which may affect the regulatory framework applicable to the Company’s business.

The Company must also adhere to environmental laws and regulations in the jurisdictions in which it operates. Compliance with these laws and regulations has not had a material effect on the Company’s capital expenditures, results of operations, or competitive position.

Employees

As of February 28, 2026, we had 48 total employees, of whom all were full-time. We have 40 employees in China, 4 employees in Malaysia, 2 employees in Hong Kong, 1 employee in Taiwan and 1 employee in Canada. We believe that we maintain satisfactory working relationships with our employees.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $7.0 million, $5.1 million and $3.8 million for the years ended February 28, 2026, 2025 and 2024, respectively. As of February 28, 2026, we had an accumulated deficit of $41.2 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We may require additional funding to support our business, and any failure to obtain such funding or to comply with the terms of any financing we obtain could materially and adversely affect our business, financial condition and results of operations.

To grow our business, FingerMotion currently looks to take advantage of the immense growth in the total variety of mobile services provided in China. For the Company to continue to grow, the deposit with the Telecoms needs to increase, as most of the revenue we process is dependent on the size of the deposit we have with each Telecom. We will need to raise additional capital to materially increase the amounts of these deposits with the Telecoms and to support the rollout of our Command & Communications business. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. A failure to comply with the terms of any financing could result in an event of default, entitling our creditors to exercise various remedies, including increasing interest rates, accelerating repayment of all outstanding amounts, or enforcing security interests over our assets, any of which could adversely affect our business, financial condition and results of operations. We cannot be certain that additional funding will be available to us on favorable terms, or at all. If we are unable to obtain adequate funding or funding on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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

Li Li is the legal representative and general manager, and also a shareholder of JiuGe Technology. There could be conflicts that arise from time to time between our interests and the interests of Ms. Li. There could also be conflicts that arise between us and JiuGe Technology that would require our shareholders and JiuGe Technology’s shareholder to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Ms. Li will vote her shares in our best interest or otherwise act in the best interests of our company. If Ms. Li fails to act in our best interests, our operating performance and future growth could be adversely affected.

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

Recently there have been heightened tensions in international economic relations, such as the one between the United States and China. Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the PRC central government, export control restrictions imposed by U.S. Department of Commerce on Chinese entities and the executive orders issued by the U.S. government in November 2020 that prohibit certain transactions with certain China-based companies and their respective subsidiaries. Responding to the restrictions aforementioned, the PRC central government also issued several countermeasures, including but not limited to counter-sanctions and export control rules of China. Rising political tensions could reduce levels of trade, investments, technological exchanges, and other economic activities between the two major economies. Such tensions between the United States and China, and any escalation thereof, may have a negative impact on the general, economic, political, and social conditions in China and, in turn, adversely impacting our business, financial condition, and results of operations. Regulations were introduced which includes but not limited to Article 177 of the PRC Securities Law which states that overseas securities regulatory authorities shall not carry out an investigation and evidence collection activities directly in China without the consent of the securities regulatory authority of the State Council and the relevant State Council department(s). It further defines that no organization or individual shall provide the documents and materials relating to securities business activities to overseas parties arbitrarily. With this regulation in force, it may result in delays by the Company to fulfill any request to provide relevant documents or materials by the regulatory authorities or in the worst-case scenario that the Company would not be able to fulfill the request if the approval from the regulatory authority of the State Council and the relevant State Council department(s) were rejected.

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

The Regulations on Foreign Investment Security Assessment (the “Security Assessment Rules”) which became effective in January 2021, requires that if foreign investors intend to directly or indirectly invest in the PRC in key industries and obtaining actual control over the invested enterprise, including important agricultural products, important energy and resources, major equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and internet products and services, important financial services, key technologies, and other important areas, they shall proactively apply for approval to the working mechanism office (the “Security Assessment Office”) before their implementation.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected. In addition, if the MOFCOM or Security Assessment Office determines that we should have obtained its approval for our entry into contractual arrangements with our affiliated entities, we may be required to file for remedial approvals. There is no assurance that we would be able to obtain such approval from the MOFCOM or Security Assessment Office.

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

Engage Third-parties on Cyber- Risk Management

The Company currently engages third parties in connection with our China cybersecurity annual assessment overseen by our IT Manager, which is driven by risk ranking and assessment. Cybersecurity considerations for operations outside of China, which includes a small proportion of core functions as well as administrative functions, are incorporated in the Company’s overall risk assessment and will be considered in the overall SOX/controls management testing going forward when appropriate. Recognizing the importance of cybersecurity from both an operational and disclosure perspective, as well as the complexity and evolving nature of cybersecurity threats, we plan to revisit the link between China cybersecurity testing and FingerMotion’s consolidated cybersecurity risk assessment and consider potential enhancements. FingerMotion will consider resource and capital constraints when determining the nature and timing of enhancing our cybersecurity infrastructure.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 111 Somerset Road, Level 3, Singapore, 238164. We do not own any real property and lease all our office space.

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

There are no matters as of February 28, 2026 that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

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

Quarter Ended	High Bid	Low Bid
February 29, 2026	$1.68	$1.05
November 30, 2025	$2.20	$1.21
August 31, 2025	$3.00	$1.36
May 31, 2025	$5.20	$1.12
February 29, 2025	$2.70	$1.03
November 30, 2024	$2.46	$1.79
August 31, 2024	$3.26	$1.63
May 31, 2024	$3.96	$1.92
February 29, 2024	$4.50	$2.05

On May 26, 2026, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.8326 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, U.S.A., 11598.

Holders of Common Shares

As of May 26, 2026, there were approximately 74 holders of record of our common stock as reported by our transfer agent, VStock Transfer, LLC, which does not include shareholders whose shares are held in street or nominee names.

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

Recent Sales of Unregistered Securities

Year Ended February 28, 2026

All sales of unregistered securities during the fiscal year ended February 28, 2026 have been previously reported.

Subsequent to the Year Ended February 28, 2026

On May 13, 2026, the Company entered into a securities purchase agreement with an institutional investor and issued a senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000. The note is convertible into shares of the Company’s common stock at an initial fixed conversion price of $0.94 per share, subject to adjustment as set forth in the note. The note was, and the shares of common stock issuable upon conversion of the note will be, issued in a transaction exempt from the registration requirements under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Financing — May 2026 Note Offering” for a more detailed description.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended February 28, 2026.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended February 28, 2026, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended February 28, 2026 and February 28, 2025 and our financial condition as at February 28, 2026 and February 28, 2025, with a particular emphasis on fiscal 2026, our most recently completed fiscal year.

Overview

The Company is a mobile services, data, and technology company incorporated in Delaware, USA, with its head office located at 111 Somerset Road, Level 3, Singapore 283164. As described elsewhere in this Annual Report, the Company has been organized as a holding company and conducts a significant part of its operations through its subsidiaries and through contractual agreements with JiuGe Technology, the VIE based in China. The Company indirectly owns 100% of the equity of JiuGe Management, a WFOE that has entered into the VIE Agreements which gives the Company operational control over JiuGe Technology and consolidates its financial results.

The Company operates its business across four primary segments:

•	telecommunications products and services;
•	marketplace platform and digital commerce infrastructure solutions;
•	data and analytics platform solutions; and
•	advanced technology and platform solutions.

The telecommunications products and services segment includes the distribution of telecommunications-related products and the provision of communication services, such as SMS, MMS, and related messaging solutions. The marketplace platform and digital commerce infrastructure segment includes the Company’s mobile-first, online-to-offline (“O2O”) marketplace platforms. The data and analytics platform solutions segment includes the Company’s Sapientus platform, which provides data-driven analytics solutions to enterprise customers, particularly in the insurance and financial services sectors. The advanced technology and platform solutions segment includes the Company’s C2 Platform, designed to support real-time communication, coordination, and operational management across enterprise and industry applications.

Historically, the Company’s revenue has primarily derived from its telecommunications products and services segment. However, the Company is increasingly focused on expanding its higher-margin, technology-driven platform businesses, including enterprise communications, data analytics, and platform solutions. The newer platform segments are in various stages of development and commercialization, and their future contributions to revenue and profitability will depend on market adoption, technological advancements, and regulatory conditions.

Business Segments

The Company operates its business across four primary segments:

•	Telecommunications Products and Services

The Company’s telecommunications products and services segment represents its core operating business, encompassing mobile recharge and top-up services, data plans, subscription plans, mobile devices, and related value-added telecommunications services for consumers and enterprise customers in the PRC. These services are primarily delivered through strategic arrangements and integrations with major telecommunications operators, including China Mobile and China Unicom.

•	Marketplace Platform And Digital Commerce Infrastructure Solutions

The Company’s marketplace platform and digital commerce infrastructure segment comprises mobile-first, O2O marketplace and procurement platform solutions designed to facilitate digital commerce transactions and service integration across various industry verticals. This segment includes the DaGe Platform, which connects automotive owners with providers of vehicle-related products and services, and the JiuGe Procurement Platform, an enterprise procurement solution that supports supplier coordination and procurement workflows. The Company continues to invest in platform development, scalability, data analytics integration, and user experience enhancements to support long-term growth and monetization through transaction-based fees, subscription services, advertising, and other value-added offerings.

•	Data And Analytics Platform Solutions

The Company’s data and analytics platform solutions segment operates under the Sapientus brand, offering AI-powered data analytics and enterprise intelligence solutions for the telecommunications and insurance industries. The platform leverages telecommunications and behavioural data to enhance precision marketing, customer acquisition, risk assessment, product personalization, and analytics-driven business decision-making.

•	Advanced Technology And Platform Solutions

The Company’s advanced technology and platform solutions segment includes its C2 Platform, which integrates satellite communications, 5G networks, IoT systems, and AI-driven analytics for emergency response vehicles and specialized commercial applications. The platform is designed to support mission-critical communications, operational coordination, and real-time data transmission in public safety, emergency response, transportation, and related infrastructure environments.

Technology and Platform Strategy

The Company’s operations are supported by proprietary and third-party technology platforms, including messaging infrastructure, digital commerce systems, and data analytics capabilities. The Company continues to invest in enhancing these platforms to improve scalability, reliability, and performance across its operating subsidiaries.

Customers and Markets

The Company serves enterprise customers, telecommunications operators, and platform users primarily in the PRC. The Company’s solutions are designed to support high-volume transactional environments and data-driven enterprise use cases.

Key Business Developments

During fiscal 2026, the Company continued its strategic transformation from a telecommunications-focused operating business to a diversified technology and platform enterprise. Management’s initiatives during the fiscal year were focused on expanding platform-based capabilities, enhancing technology infrastructure, strengthening strategic positioning across multiple business segments, and pursuing scalable growth opportunities.

Expansion of Marketplace Platform and Digital Commerce Infrastructure Solutions

During fiscal 2026, the Company expanded its marketplace platform and digital commerce infrastructure solutions segment through the acquisition of intellectual property assets related to the DaGe Platform.

The DaGe Platform is an integrated digital marketplace ecosystem that connects vehicle owners with automotive service providers, electric vehicle (EV) charging networks, and accessory vendors through mobile applications and mini-program platforms. As of February 28, 2026, the platform had integrated approximately 86,000 charging stations and approximately 12,500 vendors and service providers.

Management believes the acquisition enhances the Company’s position within the intelligent mobility and digital commerce ecosystem and supports the Company’s strategy of developing scalable platform-based revenue models and diversified enterprise service capabilities.

In addition, the Company launched the JiuGe Procurement Platform during fiscal 2026, the enterprise procurement and supplier management platform is designed to support employee benefits programs, customer rewards initiatives, and promotional campaign management for enterprise customers. As of February 28, 2026, the platform was being piloted with select regional operations of China Mobile and Juneyao Airlines.

Management believes the procurement platform may facilitate future expansion of enterprise-focused digital commerce infrastructure services and contribute to the diversification of the Company’s marketplace-related revenue streams.

Advancement of Advanced Technology and Platform Solutions

During fiscal 2026, the Company continued its development and commercialization activities related to the Advanced Mobile Integrated C2 Platform through JiuGe Technology.

The C2 Platform integrates satellite communications, 5G networks, IoT systems, high-definition video transmission, intelligent conferencing systems, and AI-driven analytics specifically designed for emergency response vehicles and specialized operational environments.

Throughout the fiscal year, JiuGe Technology secured contracts from government emergency response agencies in multiple Chinese cities through competitive public tender processes. As of February 28, 2026, ten vehicles equipped with the C2 Platform had been deployed for beta testing and operational use.

Management believes that the advanced technology and platform solutions segment may represent a long-term, higher-margin growth opportunity, expanding the Company’s exposure beyond traditional telecommunications-related services into mission-critical communications and infrastructure solutions.

Development of Data and Analytics Platform Solutions

The Company continued to invest in its Sapientus platform, which provides AI-powered data analytics and enterprise intelligence solutions for the telecommunications and insurance industries.

The platform leverages telecommunications-related and behavioural data to facilitate precision marketing, analytics-driven customer acquisition, risk assessment, product personalization, and enhanced enterprise decision-making capabilities. Although the current revenue contribution from this segment remains limited, management views the platform as a strategic long-term initiative that may support future growth opportunities in both domestic and regional markets.

JiuGe Procurement Platform Launch

On December 1, 2025, the Company launched the JiuGe Procurement Platform, an enterprise procurement solution operated by JiuGe Technology and included within the Company’s Marketplace Platform and Digital Commerce Infrastructure segment. The platform is designed to support JiuGe Technology’s mobile recharge business by centralizing supplier product catalogues and facilitating procurement workflows for employee benefits, customer rewards, and promotional campaign distribution.

As of February 28, 2026, the platform was being piloted with certain regional operations of China Mobile in Shanghai and Jiangxi, as well as with Juneyao Airlines. The Company intends to continue evaluating opportunities to expand the platform’s adoption and geographic reach as part of its strategy to broaden its enterprise service offerings and diversify revenue sources.

Recent Financing

May 2026 Note Offering

On May 13, 2026 (the “Closing Date”), we entered into a securities purchase agreement (the “May 2026 Note Purchase Agreement”) with an institutional investor (the “Note Investor”), pursuant to which we issued to the Note Investor a senior secured convertible note (the “Note”) with an original principal amount of $5,000,000 and an original issue discount of $700,000. The Note bears no interest (except upon an event of default) and, unless earlier converted or redeemed, will mature on the first anniversary of the Closing Date. At closing, the Company received $3,300,000, with the remaining $1,000,000 of the $4,300,000 aggregate subscription amount to be released to the Company upon the SEC declaring effective a resale registration statement covering the resale of a number of shares of Common Stock equal to 200% of the maximum number of Conversion Shares issuable upon conversion of the Note (constituting the “Registrable Securities” as more fully defined in the Registration Rights Agreement, which is filed as an exhibit hereto).

The Note is convertible, at any time at the Note Investor’s option, into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and such shares issuable upon conversion, the “Conversion Shares”), at an initial fixed conversion price of $0.94 per share (the “Fixed Conversion Price”), which is subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations, and other customary events. In addition, during each monthly period specified in the Note (each, a “Monthly Redemption Conversion Period”), the Note Investor may convert up to $1,000,000 in aggregate principal amount of the Note (plus all accrued and unpaid amounts thereon) at a “Redemption Conversion Price” equal to the lower of (i) the Fixed Conversion Price then in effect and (ii) 90% of the lowest daily volume-weighted average price of the Common Stock during the seven consecutive trading days ending on and including the applicable date of conversion or the first trading day of the applicable Monthly Redemption Conversion Period, in each case subject to a floor price (the “Floor Price”) initially set at 20% of the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635) on the trading day prior to the date of the May 2026 Note Purchase Agreement, which resets automatically every six months. If the Company is unable to issue Conversion Shares due to the exchange cap described below or if a Floor Price condition exists, the Note Investor may require the Company to satisfy the applicable monthly conversion amount in cash at a 7.5% premium.

If an event of default occurs and is continuing, the Note shall become due and payable, at the Note Investor’s election, in cash at an amount equal to 125% of all the outstanding principal amount of the Note, accrued and unpaid interest, and any other unpaid amounts (collectively, the “Outstanding Value”). Upon the occurrence and continuation of an event of default, default interest shall accrue at an annual rate of 12%.

The Note also contains additional conversion, redemption, and put mechanics, including (i) an optional redemption right in favor of the Company, exercisable after 40 trading days following the effective date of the initial resale registration statement, at a price equal to 115% of the Outstanding Value of the Note, (ii) a change of control put right entitling the Note Investor to require redemption of the Outstanding Value under the Note at a premium upon the occurrence of a change of control transaction, and (iii) a subsequent placement redemption right entitling the Note Investor to require the Company to apply up to 30% of the gross proceeds of such subsequent placement to redeem at a price equal to 115% of the Outstanding Value being redeemed, in each case subject to the terms and conditions set forth in the Note.

The May 2026 Note Purchase Agreement contains customary representations, warranties, and agreements of the Company and the Note Investor, and customary indemnification rights and obligations of the parties. The Company has agreed to seek stockholder approval for the issuance of Conversion Shares in excess of 19.99% of the outstanding shares of Common Stock as of the date of the May 2026 Note Purchase Agreement. Absent such approval (or an opinion of outside counsel that stockholder approval is not required), the Company may not issue Conversion Shares in excess of 12,256,260 shares in the aggregate (the “Exchange Cap”). Conversions are also subject to a 9.99% beneficial ownership limitation.

In connection with the May 2026 Note Purchase Agreement, the Company entered into a registration rights agreement with the Note Investor. The Company also entered into a security agreement with the Note Investor (the “Security Agreement”), pursuant to which the Company granted to the Note Investor, acting as collateral agent, a first-priority security interest in substantially all of the Company’s personal property assets, subject to customary permitted liens and excluded assets, as set forth in the Security Agreement.

Results of Operations

Year Ended February 28, 2026 Compared to Year Ended February 28, 2025

The following table sets forth our results of operations for the fiscal years ended February 28, 2026 and February 28, 2025:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Revenue	$24,132,261	$35,607,614
Cost of revenue	$(23,438,416)	$(32,843,907)
Total operating expenses	$(7,633,882)	$(8,712,708)
Total other income (expenses)	$(101,296)	$(39,462)
Net Loss attributable to the Company’s stockholders	$(6,997,770)	$(5,112,804)
Foreign currency translation adjustment	$859,172	$(176,265)
Comprehensive loss attributable to the Company	$(6,139,142)	$(5,288,467)
Basic Loss Per Share attributable to the Company	(0.12)	(0.09)
Diluted Loss Per Share attributable to the Company	(0.12)	(0.09)

Revenue

The following table sets forth the Company’s revenue from its three lines of business for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025	Change (%)
Telecommunication Products & Services	$23,937,558	$35,396,655	-32%
Marketplace Platform & Digital Commerce Infrastructure Solutions	$25,037	$80,592	-69%
Advanced Technology & Platform Solutions	$141,886	$188,576	-25%
Data & Analytics Platform Solutions	$27,780	$(58,209)	148%
Total Revenue	$24,132,261	$35,607,614	-32%

We recorded $24,132,261 in revenue for the year ended February 28, 2026, a decrease of $11,475,353 or 32%, compared to the year ended February 28, 2025. This decrease was primarily attributable to a decline of $11,459,097 in revenue from our Telecommunication Products & Services segment. Within this segment, revenue from sales of mobile devices amounted to $7,410,130 for the year ended February 28, 2026, compared to $17,964,650 for the year ended February 28, 2025, representing a decrease of $10,554,520. The overall decrease was also attributable to decreases of $55,555 from Marketplace Platform and Digital Commerce Infrastructure Solutions, mainly the DaGe Platform and $46,690 from Advanced Technology and Platform Solutions, primarily the C2 Platform. These decreases were partially offset by an increase of $85,989 in revenue from Data and Analytics Platform Solutions, mainly the Sapientus Platform.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. Specifically, we earn a negotiated rebate amount from the telecommunications companies for all monies paid by consumers to those companies that we process. This operating model requires working capital to support transaction volumes. During the year ended February 28, 2026, our revenue remained primarily driven by our Telecommunication Products & Services segment, which contributed $23.94 million, representing 99.2% of total revenue.

The DaGe Platform, launched in 2024, generated $25,037 in revenue compared to $80,592 in the prior year. Revenue remained limited during the year as operational and promotional activities were constrained by available working capital.

The Advanced Technology and Platform Solutions segment generated $141,886 in revenue for the year ended February 28, 2026, compared to $188,576 in the prior year. Revenue contributions remained limited, and activity during the year primarily reflected project-based work, with the scope and pace of deployment constrained by available working capital.

The Data and Analytics Platform Solutions segment generated revenue of $27,780 for the year ended February 28, 2026. Activity in this segment remains limited during the year.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Telecommunication Products & Services	$23,270,576	$32,532,881
Marketplace Platform & Digital Commerce Infrastructure Solutions	$48,049	$151,065
Advanced Technology & Platform Solutions	$119,791	$159,961
Data & Analytics Platform Solutions	$—	$—
Total Cost of Revenue	$23,438,416	$32,843,907

We recorded $23,438,416 in costs of revenue for the year ended February 28, 2026, a decrease of $9,405,491 or 29%, compared to the year ended February 28, 2025. As previously mentioned, we principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies, subscription plans and mobile phone sales in China. To earn this revenue, we incur cost of the product, certain customer acquisition costs, including discounts, promotion and marketing initiatives aimed at user growth and partner engagement, particularly in our emerging segments, which are reflected in our cost of revenue.

Gross Profit

Our gross profit for the year ended February 28, 2026 was $693,845, a decrease of $2,069,862 or 75%, compared to the year ended February 28, 2025. Cost of revenue primarily consists of product costs and transaction-related costs incurred in connection with mobile payment and recharge services provided to customers of telecommunications companies in China. As transaction activity declined during the year due to working capital constraints, the associated variable costs declined proportionately.

Amortization & Depreciation

We recorded amortization & depreciation of $351,204 for intangible assets & fixed assets for the year ended February 28, 2026, an increase of $194,707 or 124%, compared to the year ended February 28, 2025. The increase resulted from the purchase of software IP.

General and Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Accounting	$247,671	$330,021
Consulting	$1,265,334	$1,768,516
Entertainment	$178,181	$321,404
IT	$59,482	$64,945
Rent	$150,470	$22,746
Salaries & Wages	$2,191,595	$2,452,796
Technical Fee	$136,596	$144,202
Travelling	$181,904	$386,408
Others	$638,187	$954,733
Total G&A Expenses	$5,049,420	$6,445,771

We recorded $5,049,420 in general and administrative expenses for the year ended February 28, 2026, a decrease of $1,396,351 or 22%, compared to the year ended February 28, 2025 The decrease was primarily due to lower salaries & wages, traveling, entertainment, accounting, consulting and other miscellaneous expenses compared to the prior year. General and administrative expenses consist of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our business segments.

Marketing Costs

The following table sets forth the Company’s marketing costs for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Marketing Costs	$83,197	$276,258

We recorded $83,197 in marketing costs for the year ended February 28, 2026, a decrease of $193,061 or 70% compared to the year ended February 28, 2025. The decrease was primarily attributable to reduced marketing and promotional activities during the year, reflecting cost control measures implemented in response to liquidity constraints.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Research & Development	$411,925	$632,767

We recorded $411,925 in research & development for the year ended February 28, 2026, a decrease of $220,842 or 35% compared to the year ended February 28, 2025. Research and development expenses primarily consist of personnel-related costs. Activities during the year remained limited in scope, with expenditures aligned to our available working capital.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Credit impairment loss	$1,207,516	$439,613

We recorded $1,207,516 in credit impairment loss for the year ended February 28, 2026, an increase of $767,903 or 175% compared to the year ended February 28, 2025. The increase was mainly attributable to a higher allowance recognized on trade receivables following management’s assessment of expected credit losses, including the aging of outstanding balances, collection experience, current business conditions and expected timing of recoveries. The provision reflects a prudent assessment of expected credit risk, while management continues to monitor collections and credit exposure on an ongoing basis.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Share compensation expenses	$530,620	$761,802

We incurred fees of $530,620 in share issuance for consultants in consideration of services and stock option compensation expenses for the year ended February 28, 2026 as compared to $761,802 for the year ended February 28, 2025. The decrease of $231,182 or 30% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $7,633,882 in operating expenses for the year ended February 28, 2026 as compared to $8,712,708 in operating expenses for the year ended February 28, 2025. The decrease of $1,078,826 or 12% for the year ended February 28, 2026 is as set forth above.

Net Loss attributable to the Company’s stockholders

The net loss attributable to the Company’s stockholders was $6,997,770 for the year ended February 28, 2026 and $5,112,804 for the year ended February 28, 2025. The increase in net loss attributable to the Company’s stockholders of $1,884,966 or 37% is as set forth above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of February 28, 2026 and February 28, 2025:

	As at February 28, 2026	As at February 28, 2025
Cash reserves	$68,596	$1,128,135
Working capital	$6,093,153	$6,902,805

At February 28, 2026, we had cash and cash equivalents of $68,596 as compared to cash and cash equivalents of $1,128,135 at February 28, 2025.

Our business model, particularly in mobile payment, requires periodic fund deposits with our telecommunication companies to obtain access to the mobile data and talk time we make available to consumers on our portal. During the period, liquidity constraints limited our ability to fund certain operations, which contributed to reduced activity levels. Management continues to monitor cash flows and align expenditures with available resources. In addition, the Company is pursuing financing initiatives, including equity and debt financing arrangements, to support ongoing operations, satisfy certain obligations, and advance its strategic initiatives. The Company continues to focus on improving collection cycles, optimizing payment terms, and enhancing operational efficiency. The Company’s ability to support its operations and execute its business strategy will depend on a combination of operational cash flows, effective working capital management, and access to additional financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Net cash used in operating activities	$(3,905,194)	$(8,179,304)
Net cash used in investing activities	$(20,216)	$(4,115)
Net cash provided by financing activities	$2,863,503	$7,776,249
Effect of exchange rates on cash & cash equivalents	$2,368	$18,073
Net increase (decrease) in cash and cash equivalents	$(1,059,539)	$(389,097)

Cash Flow used in Operating Activities

Net cash used in operating activities decreased by $4,274,110 in the year ended February 28, 2026 compared to the year ended February 28, 2025, primarily due to increase in accounts receivable of ($10,974,384) (2025: ($24,860,498)), increase in other receivable of ($621,761) (2025: 1,399,140), increase in inventories of ($109,386) (2025: ($137,354)) and decrease in lease liability of ($8,487) (2025: ($100,668)) offset by, decrease in prepayment and deposit of $2,124,453 (2025: ($1,365,105)), increase in accounts payable of $8,016,055 (2025: $19,665,662) and increase in accrual and other payables of $2,620,191 (2025: $7,788,318).

Cash Flow used in Investing Activities

During the year ended February 28, 2026, investing activities increased by $16,101 compared to the year ended February 28, 2025 due to the purchase of equipment.

Cash Flow provided by Financing Activities

During the year ended February 28, 2026, net cash provided by financing activities was $2,863,503 compared to net cash provided by financing activities during the year ended February 28, 2025 of $7,776,249. The decrease was primarily attributable to lower net borrowings during the year, including repayments of loans made earlier in the fiscal year. During the year ended February 28, 2026, we also raised additional capital through sales of common stock under our at-the-market (“ATM”) offering program. Proceeds from these issuances were used primarily for general working capital purposes. Notwithstanding these proceeds, we continue to experience working capital constraints, and our liquidity remains dependent on operating performance, the timing of customer collections, and access to additional financing.

During the fourth quarter of Fiscal 2026, we issued 64,083 shares of our common stock under the sales agreement pursuant to the ATM offering program for gross cash proceeds of $98,942. The total issuance costs were $2,474, all of which were related to compensation paid to the sales agent.

Our ATM offering is being conducted pursuant to an at-the-market issuance sales agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (the “Sales Agent”), under which we may issue and sell from time to time shares of our common stock having an aggregate offering price of not more than $50,000,000 through the Sales Agent. Sales of the common stock, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly through the Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. The Sales Agent will offer our common stock at prevailing market prices subject to the terms and conditions of the Sales Agreement as agreed upon by us and the Sales Agent. The shares have been registered under our shelf registration statement Form S-3 under the Securities Act (the “Registration Statement”), filed with the SEC on September 11, 2023 (SEC File Nol 333-274456), and declared effective by the SEC on September 29, 2023, and are being offered pursuant to a prospectus supplement (the “ATM Prospectus Supplement”) filed pursuant to Rule 424(b)(5) under the Securities Act on October 23, 2025, and the accompanying base prospectus dated September 29, 2023 (the “Base Prospectus”).

Upon filing with the SEC, this Annual Report is deemed to update the Base Prospectus and ATM Prospectus Supplement for the purposes of section 10(a)(3) of the Securities Act. As of the date of this Annual Report, the aggregate market value of our common stock held by non-affiliates of our Company is less than $75 million. Accordingly, our Company no longer qualifies for General Instruction I.B.I of Form S-3 and is instead subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under a registration statement prepared on that form. However, the Company is relying on administrative guidance published by the Corporation Finance Division of the SEC (Corporation Finance Interpretation No. 116.26) to the effect that staff at the SEC will not object if a registrant continues offering and selling the full amount of securities covered by a previously-filed prospectus supplement in these circumstances. At the time of filing the ATM Prospectus Supplement, our Company qualified for General Instruction I.B.I of Form S-3, and the Sales Agreement contemplated an at-the-market offering of up to an aggregate of $50,000,000 of shares of common stock, being an amount of securities that we reasonably expected to offer and sell. Accordingly, the Registration Statement of which the Prospectus and the ATM Prospectus Supplement collectively form a part continues to be available to sell such aggregate amount of our common stock under the Sales Agreement.

Capital Allocation Strategy

Our capital allocation strategy focuses on:

1.	Supporting Core Business Operations – Maintaining adequate working capital to support the telecommunications products and services business at sustainable transaction volumes while optimizing capital efficiency.

2.	Selective Platform Investments – Allocating capital to platform-based initiatives (C2 Platform, DaGe Platform, JiuGe Procurement Platform, Sapientus solutions) based on commercial traction, market opportunity, and potential return on investment.

3.	Strategic Acquisitions – Pursuing selective acquisition opportunities that provide complementary technology capabilities, expand market access, enhance operational scale, or accelerate platform development..

4.	Regional Expansion – Investing in market entry and business development activities in Southeast Asian markets, such as Indonesia and Thailand, for the C2 Platform and Sapientus solutions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On March 4, 2026, Finger Motion Company Limited, a wholly owned subsidiary of the Company, entered into a further extension agreement with Dr. Liew Yow Mingin respect of the remaining outstanding balance of SGD$500,000 under the loan agreement dated July 18, 2024, extending the repayment date from March 4, 2026 to September 4, 2026. The loan had previously been extended on September 4, 2025, when the repayment date was extended from September 4, 2025 to March 4, 2026 and the interest rate was revised to 24.5% per annum. All other material terms remained unchanged.

On May 13, 2026, the Company entered into a securities purchase agreement with an institutional investor and issued the Note with an original principal amount of $5,000,000 and an original issue discount of $700,000. The Note is convertible into shares of the Company’s common stock at an initial fixed conversion price of $0.94 per share, subject to adjustment as set forth in the Note. The Note and the shares issuable upon conversion were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. See “—Recent Financing — May 2026 Note Offering” for a more detailed description.

In connection with the issuance of the Note, pursuant to the adjustment provisions to the exercise price contained within the common stock purchase warrants (the “Common Warrants”) and the placement agent warrant (the “Placement Agent Warrant”) issued in the registered direct offering that closed on December 23, 2024, the number of warrants remaining under the Common Warrants has been increased by 2,293,771 and the number of warrants remaining under the Placement Agent Warrant have increased by 74,666, with the remaining number of warrants thereunder entitling the holders of the Common Warrants and the Placement Agent to purchase an aggregate of 6,344,031 shares of common stock at a price of $0.94 per share.

Outstanding Share Data

At May 26, 2026, we have 61,281,308 issued and outstanding shares of common stock.

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

Through the VIE agreements disclosed in Note 1 – Nature of Business and basis of Presentation of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K, the Company is deemed the primary beneficiary of JiuGe Technology. Accordingly, the results of JiuGe Technology have been included in the accompanying consolidated financial statements. JiuGe Technology has no assets that are collateral for or restricted solely to settle their obligations. The creditors of JiuGe Technology do not have recourse to the Company’s general credit.

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies (China Renminbi, Singapore dollar and Hong Kong dollar), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect at each period end. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
February 28, 2026	RMB6.8590 to $1.00
February 28, 2025	RMB7.2830 to $1.00
Income statement and cash flows items
For the year ended February 28, 2026	RMB7.1315 to $1.00
For the year ended February 28, 2025	RMB7.2123 to $1.00

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to Note 8 – Accounts Receivable, net of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K, for allowances for credit losses recognized in profit or loss by the Company during the year ended February 28, 2026 and February 28, 2025.

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

For the year ended February 28, 2026, two customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 57% and 23%. As at February 28, 2026, amounts due from these customers represented approximately 62% of the Company’s total accounts receivable.

For the year ended February 28, 2025, three customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 47%, 24% and 20%. As at February 28, 2025, amounts due from these customers represented approximately 92% of the Company’s total accounts receivable.

For the year ended February 28, 2026, two suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 57% and 23%. As at February 28, 2026, amounts due to these suppliers represented approximately 54% of the Company’s total accounts payable.

For the year ended February 28, 2025, three suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 45%, 25% and 23%. As at February 28, 2025, amounts due to these suppliers represented approximately 83% of the Company’s total accounts payable.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. It generates revenue primarily from telecommunications mobile recharge and top-up services, data plans, subscription plan, mobile devices and related services provided to consumer and enterprise customers.

Telecommunication Services

The Company provides mobile recharge and top-up services, data plans, subscription plans, and other related telecommunication services to third-party businesses and online marketplaces through its digital platform. Revenue is recognized when the related services are delivered, activated, or otherwise made available to the customer, which is the point at which control of the promised services is transferred to the customer in accordance with the terms of the underlying arrangements.

Telecommunication Products

Telecommunication products revenue primarily relates to sales of mobile devices. Telecommunication products are generally considered separate performance obligations because customers can benefit from the devices independently. Revenue associated with mobile devices sales is recognized at a point in time when control transfers to the customer, generally upon picked up by the customer.

Other Segments

The Company recognizes revenue from providing online-to-offline integration services (DaGe platform), communication and coordination solutions, and data and analytics services to its customers. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer or the equipment has been accepted by the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable. We account for our multi-element arrangements in data and analytics services, such as instances where we design a custom website and separately offer other services, which are recognized over the period for when services are performed.

Cost of Revenue

Cost of revenue consists of telecommunication products and services, and SMS & MMS business for operators or other suppliers, and the purchase cost of emergency equipment for command and communication.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for Sapientus include compensation, employee benefits, stock-based compensation, materials and components purchased for research and development. During the year ended February 28, 2026, the Company also commenced product development efforts under a new strategic collaboration to integrate its Mobile Integrated Command and Communication Platform into emergency response vehicles.

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

Recently Issued Accounting Pronouncements

(i) Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis through retrospective application is permitted. Early adoption is permitted. The Company adopted ASU 2023-09 for the year beginning on March 1, 2025 on a retrospective basis and the adoption does not have a material impact on its disclosures.

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

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures.” The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which amends guidance on the measurement of credit losses for accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINGERMOTION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2026

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FingerMotion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FingerMotion, Inc. (the Company) as of February 28, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ CT International LLP

We have served as the Company’s auditor since 2024.
San Francisco, California
May 29, 2026

FingerMotion, Inc.
Consolidated Balance Sheets

	February 28,	February 28,
	2026	2025
ASSETS

Current Assets
Cash and cash equivalents	$68,596	$1,128,135
Accounts receivable, net	44,832,946	32,659,437
Inventories	258,159	136,020
Prepayment and deposit	4,800,636	7,016,803
Other receivables	1,811,226	1,096,965
Total Current Assets	51,771,563	42,037,360
Non-current Assets
Equipment	28,366	23,260
Intangible assets	2,030,291	9,758
Right-of-use asset	19,201	126,581
Deferred tax asset	6,996,568	6,623,492
Total Non-current Assets	9,074,426	6,783,091
TOTAL ASSETS	$60,845,989	$48,820,451

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$34,412,906	$24,560,361
Accrual and other payables	10,678,667	9,323,641
Loan payable, current portion	576,233	1,133,745
Lease liability, current portion	10,604	116,808
Total Current Liabilities	45,678,410	35,134,555
Non-current Liabilities
Lease liability, non-current portion	—	9,986
Deferred tax liabilities	18,002	16,954
Total Non-current Liabilities	18,002	26,940
TOTAL LIABILITIES	$45,696,412	$35,161,495

STOCKHOLDERS’ EQUITY
Preferred stock, par value $ 0.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $ 0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 61,281,308 shares and 57,141,186 issued and outstanding at February 28, 2026 and February 28, 2025 respectively	6,129	5,714
Additional paid-in capital	54,652,121	47,304,416
Additional paid-in capital - stock options	1,798,658	1,473,996
Accumulated deficit	(41,185,154)	(34,187,384)
Accumulated other comprehensive income	(84,104)	(943,276)
Stockholders’ equity before non-controlling interests	15,187,650	13,653,466
Non-controlling interests	(38,073)	5,490
TOTAL STOCKHOLDERS’ EQUITY	15,149,577	13,658,956

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,845,989	$48,820,451

The accompanying notes are an integral part of these consolidated financial statements.

FingerMotion, Inc.
Consolidated Statements of Operations

	Year Ended
	February 28,	February 28,
	2026	2025
Revenue	$24,132,261	$35,607,614
Cost of revenue	(23,438,416)	(32,843,907)

Gross profit	693,845	2,763,707

Amortization & depreciation	(351,204)	(156,497)
General & administrative expenses	(5,049,420)	(6,445,771)
Marketing cost	(83,197)	(276,258)
Research & development	(411,925)	(632,767)
Credit impairment loss	(1,207,516)	(439,613)
Stock compensation expenses	(530,620)	(761,802)
Total operating expenses	(7,633,882)	(8,712,708)
Net loss from operations	(6,940,037)	(5,949,001)

Other income (expense):
Interest income	25,849	87,063
Interest expense	(146,235)	(164,059)
Exchange rate gain (loss)	(14,455)	15,738
Other income	33,545	21,796
Total other income (expense)	(101,296)	(39,462)

Net Loss before income tax	$(7,041,333)	$(5,988,463)
Income tax benefit	—	879,121
Net Loss	$(7,041,333)	$(5,109,342)

Less: Net profit (loss) attributable to the non-controlling interest	(43,563)	3,462
Net loss attributable to the Company’s stockholders	$(6,997,770)	$(5,112,804)

Other comprehensive income:
Foreign currency translation adjustments	859,172	(176,265)
Comprehensive loss	$(6,138,598)	$(5,289,069)
Less: comprehensive income (loss) attributable to non-controlling interest	544	(602)
Comprehensive loss attributable to the Company	$(6,139,142)	$(5,288,467)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.12)	$(0.09)
Loss Per Share - Diluted	$(0.12)	$(0.09)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.12)	$(0.09)
Loss Per Share - Diluted	$(0.12)	$(0.09)

Weighted Average Common Shares Outstanding - Basic	59,597,091	55,613,386
Weighted Average Common Shares Outstanding - Diluted	59,597,091	55,613,386

The accompanying notes are an integral part of these consolidated financial statements.

FingerMotion, Inc.
Consolidated Statement of Stockholders’ Equity

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

Common stock issued for cash	1,985,122	199	3,420,816	—	—	—	3,421,015	—	3,421,015
Common stock issued for professional service	95,000	10	172,095	—	—	—	172,105	—	172,105
Common stock issued for conversion of customer deposit	560,000	56	1,399,944				1,400,000		1,400,000
Additional paid-in capital - stock options	—	—	—	324,662	—	—	324,662	—	324,662
Common stock issued for purchase of software IP	1,500,000	150	2,354,850				2,355,000		2,355,000
Accumulated other comprehensive income	—	—	—	—	—	859,172	859,172	—	859,172
Net loss	—	—	—	—	(6,997,770)	—	(6,997,770)	(43,563)	(7,041,333)

Balance at February 28, 2026	61,281,308	6,129	54,652,121	1,798,658	(41,185,154)	(84,104)	15,187,650	(38,073)	15,149,577

				`		Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2024 (As restated)	52,545,350	5,254	40,292,778	1,233,619	(29,074,580)	(767,011)	11,690,060	2,028	11,692,088

Common stock issued for cash	4,428,336	443	6,642,061	—	—	—	6,642,504	—	6,642,504
Common stock issued for professional service	167,500	17	369,577	—	—	—	369,594	—	369,594
Additional paid-in capital - stock options	—	—	—	240,377	—	—	240,377	—	240,377
Accumulated other comprehensive income	—	—	—	—	—	(176,265)	(176,265)	—	(176,265)
Net loss	—	—	—	—	(5,112,804)	—	(5,112,804)	3,462	(5,109,342)

Balance at February 28, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

The accompanying notes are an integral part of these consolidated financial statements.

FingerMotion, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 28,
	2026	2025
Net loss	$(7,041,333)	$(5,109,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	530,620	609,971
Amortization and depreciation	351,204	46,707
Amortization of right-of-use assets	—	109,790
Provision for expected credit losses	1,207,516	439,613
Deferred income taxes	—	(6,665,539)
Gain on disposal of equipment	118	—

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(10,974,384)	(24,860,498)
(Increase) decrease in prepayment and deposit	2,124,453	(1,365,105)
(Increase) decrease in other receivable	(621,761)	1,399,140
(Increase) decrease in inventories	(109,386)	(137,354)
Increase (decrease) in accounts payable	8,016,055	19,665,662
Increase (decrease) in accrual and other payables	2,620,191	7,788,318
Increase (decrease) in due to lease liability	(8,487)	(100,668)
Net Cash used in operating activities	(3,905,194)	(8,179,304)

Cash flows from investing activities
Purchase of equipment	(20,216)	(4,115)
Net cash used in investing activities	(20,216)	(4,115)

Cash flows from financing activities
Proceed from loan payable	193,610	1,596,806
Repayment of loan payable	(751,122)	(463,061)
Common stock issued for cash	3,421,015	6,642,504
Net cash provided by financing activities	2,863,503	7,776,249
Effect of exchange rates on cash and cash equivalents	2,368	18,073
Net change in cash	(1,059,539)	(389,097)

Cash at beginning of year	1,128,135	1,517,232
Cash at end of year	$68,596	$1,128,135

Supplemental disclosures of cash flow information:
Interest paid	$146,235	$164,059
Taxes paid	$—	$8,941

Supplemental disclosures of non-cash investing and financing activities::
Common stock issued for professional service	$172,105	$—
Conversion of customer deposit to shares	$1,400,000	—
Common stock issued for purchase of software IP	$2,355,000	$—

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

The following assets and liabilities of the VIE and VIE’s subsidiaries are included in the accompanying consolidated financial statements of the Company as of February 28, 2026 and February 28, 2025:

Assets and liabilities of the VIE

	February 28, 2026	February 28, 2025
Current assets	$9,099,111	$9,647,455
Non-current assets	415,307	512,958
Total assets	$9,514,418	$10,160,413

Current liabilities	$14,276,754	$12,925,255
Non-current liabilities	18,002	26,940
Total liabilities	$14,294,756	$12,952,195

Assets and liabilities of the VIE Subsidiaries

	February 28, 2026	February 28, 2025
Current assets	$41,411,094	$29,073,164
Non-current assets	5,962,380	5,598,659
Total assets	$47,373,474	$34,671,823

Current liabilities	$48,142,684	$34,137,259
Non-current liabilities	—	—
Total liabilities	$48,142,684	$34,137,259

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE

	For the Year Ended February 28, 2026	For the Year Ended February 28, 2025
Revenue	$2,540,768	$4,548,991
Cost of revenue	(2,341,450)	(3,687,430)
Gross profit (loss)	$199,318	$861,561

Amortization and depreciation	(13,495)	(133,091)
General and administrative expenses	(1,518,566)	(1,899,146)
Marketing cost	(13,596)	(95,829)
Research & development	(62,981)	(298,345)
Credit impairment loss	(376,395)	(87,409)
Total operating expenses	$(1,985,033)	$(2,513,820)

Profit (loss) from operations	$(1,785,715)	$(1,652,259)

Interest income	25,371	86,907
Other income	13,725	19,701
Total other income (expense)	$36,096	$106,608

Tax expense	—	354,229

Net profit (loss)	$(1,746,619)	$(1,191,422)

Operating Result of VIE Subsidiaries

	For the Year Ended February 28, 2026	For the Year Ended February 28, 2025
Revenue	$20,696,182	$31,053,615
Cost of revenue	(20,191,615)	(29,151,468)
Gross profit (loss)	$504,567	$1,902,147

Amortization and depreciation	(1,404)	(956)
General and administrative expenses	(1,013,540)	(816,590)
Marketing cost	(69,601)	(180,429)
Research & development	(68,051)	(88,017)
Credit impairment loss	(667,654)	(333,228)
Total operating expenses	$(1,820,250)	$(1,419,220)

Profit (loss) from operations	$(1,315,683)	$482,927

Interest income	42	27
Other income (expense)	29,893	1,253
Total other income (expense)	$29,935	$1,280

Tax expense	—	(137,987)

Net profit (loss)	$(1,285,748)	$346,220

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies (China Renminbi, Singapore dollar and Hong Kong dollar), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect at each period end. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
February 28, 2026	RMB6.8590 to $1.00
February 28, 2025	RMB7.2830 to $1.00
Income statement and cash flows items
For the year ended February 28, 2026	RMB7.1315 to $1.00
For the year ended February 28, 2025	RMB7.2123 to $1.00

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to Note 8 for allowances for credit losses recognized in profit or loss by the Company during the years ended February 28, 2026 and February 28, 2025.

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

For the year ended February 28, 2026, two customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 57% and 23%. As at February 28, 2026, amounts due from these customers represented approximately 62% of the Company’s total accounts receivable.

For the year ended February 28, 2025, three customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 47%, 24% and 20%. As at February 28, 2025, amounts due from these customers represented approximately 92% of the Company’s total accounts receivable.

For the year ended February 28, 2026, two suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 57% and 23%. As at February 28, 2026, amounts due to these suppliers represented approximately 54% of the Company’s total accounts payable.

For the year ended February 28, 2025, three suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 45%, 25% and 23%. As at February 28, 2025, amounts due to these suppliers represented approximately 83% of the Company’s total accounts payable.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. It generates revenue primarily from telecommunications mobile recharge and top-up services, data plans, subscription plan, mobile devices and related services provided to consumer and enterprise customers.

Telecommunication Services

The Company provides mobile recharge and top-up services, data plans, subscription plans, and other related telecommunication services to third-party businesses and online marketplaces through its digital platform. Revenue is recognized when the related services are delivered, activated, or otherwise made available to the customer, which is the point at which control of the promised services is transferred to the customer in accordance with the terms of the underlying arrangements.

Telecommunication Products

Telecommunication products revenue primarily relates to sales of mobile devices. Telecommunication products are generally considered separate performance obligations because customers can benefit from the devices independently. Revenue associated with mobile devices sales is recognized at a point in time when control transfers to the customer, generally upon picked up by the customer.

Other Segments

The Company recognizes revenue from providing online-to-offline integration services (DaGe platform), communication and coordination solutions, and data and analytics services to its customers. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer or the equipment has been accepted by the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable. We account for our multi-element arrangements in data and analytics services, such as instances where we design a custom website and separately offer other services, which are recognized over the period for when services are performed.

Note 2 - Summary of Principal Accounting Policies (continued)

Cost of Revenue

Cost of revenue consists of telecommunication products and services, and SMS & MMS business for operators or other suppliers, and purchase cost of emergency equipment for command and communication.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for Sapientus include compensation, employee benefits, stock-based compensation, materials and components purchased for research and development. During the year ended February 28, 2026, the Company also commenced product development efforts under a new strategic collaboration to integrate its Mobile Integrated Command and Communication Platform into emergency response vehicles.

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

Note 2 - Summary of Principal Accounting Policies (continued)

Recently Issued Accounting Pronouncements

(i) Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis through retrospective application is permitted. Early adoption is permitted. The Company adopted ASU 2023-09 for the year beginning on March 1, 2025 on a retrospective basis and the adoption does not have a material impact on its disclosures.

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

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures.” The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which amends guidance on the measurement of credit losses for accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

 Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $41,166,157 and $34,187,384 as at February 28, 2026 and February 28, 2025 respectively, and had a net loss of $7,022,336 and $5,109,342 for the years ended February 28, 2026 and February 28, 2025, respectively.

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

Note 4 - Revenue

We recorded $24,132,261 and $35,607,614 in revenue, respectively, for the years ended February 28, 2026 and February 28, 2025.

	For the Year Ended February 28, 2026	For the Year Ended February 28, 2025
Telecommunication Products & Services	$23,937,558	$35,396,655
Marketplace Platform & Digital Commerce Infrastructure Solutions	25,037	80,592
Advanced Technology & Platform Solutions	141,886	188,576
Data & Analytics Platform Solutions	27,780	(58,209)
	$24,132,261	$35,607,614

Note 5 – Equipment

At February 28, 2026 and February 28, 2025, the company has the following amounts related to tangible assets:

	February 28, 2026	February 28, 2025
Equipment	$128,347	$103,945
Less: accumulated depreciation	(99,981)	(80,685)
Net equipment	$28,366	$23,260

No significant residual value is estimated for the equipment. Depreciation expense for the years ended February 28, 2026 and February 28, 2025 totaled $16,439 and $26,249, respectively.

Note 6 – Intangible Assets

At February 28, 2026 and February 28, 2025, the company has the following amounts related to intangible assets:

	February 28, 2026	February 28, 2025
Mobile applications / Software	2,569,478	201,993
Less: accumulated amortization	(539,187)	(192,235)
Net intangible assets	$2,030,291	$9,758

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended February 28, 2026 and February 28, 2025 totaled $334,765 and $20,458, respectively.

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

	February 28, 2026	February 28, 2025

Deposit	$4,518,064	$6,631,704
Prepayment	282,572	385,099
	$4,800,636	$7,016,803

Note 8 – Accounts Receivable, net

	February 28, 2026	February 28, 2025

Accounts receivable	$46,535,767	$33,094,782
Less: allowance for credit losses	(1,702,821)	(435,345)
	$44,832,946	$32,659,437

The Company normally allows credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Management.

Activities related to allowance for credit losses are presented below.

	February 28, 2026	February 28, 2025

At beginning of year	$435,345	$—
Additions	1,267,476	435,345
At end of year	$1,702,821	$435,345

Note 9 – Other Receivables

At February 28, 2026 and February 28, 2025, the company has the following amounts related to other receivables:

	February 28, 2026	February 28, 2025
Other receivables represent:
Advances to suppliers	$1,498,558	$745,935
Security deposit	297,896	336,558
Others	14,772	14,472
Other receivables	$1,811,226	$1,096,965

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases typically range from one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the year ended February 28, 2026.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	February 28, 2026	February 28, 2025
Right-of-use asset
Right-of-use asset, net	$19,201	$126,581

Lease Liability
Current lease liability	$10,604	$116,808
Non-current lease liability	—	9,986
Total lease liability	$10,604	$126,794

Remaining lease term and discount rate	February 28, 2026
Weighted-average remaining lease term	2 months
Weighted-average discount rate	4.75%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of February 28, 2026:

2026	$10,645
Less: imputed interest	(41)
$10,604

The following summarizes cash flow information related to leases for the year ended February 28, 2026:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$81,910

Note 11 - Common Stock

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

From December 12, 2025 to December 23, 2025, the Company issued 64,083 shares of its common stock under the Sales Agreement for gross cash proceeds of $98,942. The total issuance costs were $2,474, all of which were related to compensation paid to the Sales Agent.

As of February 28, 2026, and February 28, 2025, there were 61,281,308 and 57,141,186 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Stock Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at February 28, 2026, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2025	5,288,316	$1.56
Exercised	(1,149,743)	1.50
Exercised	(150,000)	1.88
Issued	3,000,000	1.65
Issued	1,000,000	2.15
Expired	(28,312)	8.22
Issued	300,000	1.65
Adjustment to Exercise Price	25,333	1.50
Expired	(10,000)	6.70
Balance, February 28, 2026	8,275,594	$1.64

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

On November 21, 2025, 10,000 stock purchase warrants having an exercise price of $6.70 per share expired.

Stock Purchase Warrants (continued)

A summary of stock purchase warrants outstanding and exercisable as at February 28, 2026 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
1.50	3,975,594	3.82	December 23, 2029
1.65	3,000,000	1.14	April 20, 2027
2.15	1,000,000	1.14	April 20, 2027
1.65	300,000	1.16	April 27, 2027
1.64	8,275,594

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 28, 2026	February 28, 2025
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	0.83	1.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	February 28, 2026	February 28, 2025
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	2.41	3.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

A continuity schedule of outstanding stock options as at February 28, 2026, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2025	6,039,100	$4.18
Cancelled/Forfeited	—	—
Balance, February 28, 2026	6,039,100	$4.18

Stock Options (continued)

A continuity schedule of outstanding unvested stock options at February 28, 2026, and the changes during the period, is as follows

	Number of Unvested	Weighted Average
	Stock Options	Grant Date Fair Value
Balance, February 28, 2025	2,303,300	$5.16
Vested – July 28, 2025	(529,700)	$4.58
Vested – December 28, 2025	(714,200)	$6.46
Balance, February 28, 2026	1,059,400	$4.58

As at February 28, 2026, the aggregate intrinsic value of the outstanding stock options granted on 28 December 2021 was estimated at $0 as the current price as of February 28, 2026 is $1.23 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of February 28, 2026 is lower than the strike price.

A summary of stock options outstanding and exercisable as at February 28, 2026 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at February 28, 2026	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at February 28, 2026	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$3.00 to $4.00	3,390,600	$3.84	0.83	3,390,600	$3.84	0.83
$4.00 to $5.00	2,648,500	$4.62	2.41	1,589,100	$4.62	2.41
	6,039,100			4,979,700

 Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the years ended
	February 28, 2026	February 28, 2025
Numerator – basic and diluted
Net Loss	$(7,041,333)	$(5,109,342)
Denominator
Weighted average number of common shares outstanding —basic	59,597,091	55,613,386
Weighted average number of common shares outstanding —diluted	59,597,091	55,613,386
Loss per common share — basic	$(0.12)	$(0.09)
Loss per common share — diluted	$(0.12)	$(0.09)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the years ended February 28, 2026 and February 28, 2025.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the years ended February 28, 2026 and February 28, 2025.

The People’s Republic of China (PRC)

JiuGe Management, Beijing XunLian, Shanghai TengLian JiuJiu Shanghai KeShunXiang, Zhejiang ChangXin Communication Equipment Co., Ltd and Shanghai XiaoYi Bin Tong Technology Co., Ltd were incorporated in the People’s Republic of China and subject to PRC income tax at 25%. JiuGe Technology was incorporated in the People’s Republic of China and subject to PRC income tax at 15% as high-tech enterprise.

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for years ended February 28, 2026 and February 28, 2025, are as follows:

	For the years ended
	February 28, 2026	February 28, 2025

U.S. statutory tax rate	21.0%	21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(46.0%)	(31.0%)
Effective tax rate	0%	15.0%

Note 13 – Income Taxes (continued)

	February 28, 2026	February 28, 2025

Current tax	$—	$5,786,417
Deferred tax benefit	—	(6,665,538)
Total provision for (benefit from) income tax expense	$—	$(879,121)

The reconciliations of income tax expenses computed by applying the statutory income tax rates, ranging from 15% to 25%, to the Company’s income tax expenses for the presented years are as follows:

	February 28, 2026	February 28, 2025

Loss before income tax expenses	$(7,041,333)	$(5,988,461)
Income tax credit computed at various statutory income tax rate (15% to 25%)	(440,899)	(1,035,381)
Reconciling items:
Tax incentive – R&D Credit	(69,940)	(144,047)
Income not subject to tax in China	(38,590)	(11,118)
Non-deductible expenses	549,429	311,425
Total provision for (benefit from) income tax	$—	$(879,121)

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At February 28, 2026 and February 28, 2025, the valuation allowances were $4,389,425 and $3,188,969, respectively.

The significant components of the Company’s deferred tax account balances are as follows:

	February 28, 2026	February 28, 2025

Deferred tax assets
Net operating losses carryforward	$4,244,187	$3,316,740
Accruals and reserves	7,121,646	6,476,962
Lease liability	20,160	19,029
Total deferred tax assets	11,385,993	9,812,461
Less: Valuation allowance	(4,389,425)	(3,188,969)
Total deferred tax assets, net of valuation allowance	6,996,568	6,623,492
Deferred tax liabilities
Right-of-use asset	(18,002)	(16,954)
Total deferred tax liabilities	(18,002)	(16,954)

Net deferred tax assets (liabilities)	$6,978,566	$6,606,538

Note 14 - Commitments and Contingencies

From time to time, the Company may be involved in or referenced in legal matters arising in the ordinary course of business. The Company is not aware of any material outstanding claim or litigation against it

Note 15 – Loan Payable

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

On December 9, 2025, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”) entered into a loan agreement with Dr. Liew Yow Ming (the “Lender”) for a short-term loan facility of SGD$150,000 for working capital purposes. The loan bears interest at 12% per annum, payable monthly, and matures six (6) months from the drawdown date unless otherwise extended by the Lender.

On December 24, 2025, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”) entered into a separate loan agreement with Dr. Liew Yow Ming (the “Lender”) for a short-term loan facility of SGD$100,000 for working capital purposes. The loan bears interest at 12% per annum, payable monthly, and matures five (5) years from the drawdown date unless otherwise extended by the Lender.

Note 16 – Related Party Transactions

In the ordinary course of business, the Company engages in transactions with its principal stockholders, affiliates, and executive officers. These transactions are carried out on terms comparable to those that would be obtained in arm-length dealings with unrelated third parties. During the year ended February 28, 2026, the Company entered into a consulting service agreement with Mr. Choe Yang Yeat, a related party of the Company, for consulting and advisory services provided to the Company. The arrangement was entered into in the ordinary course of business and on terms that management considered commercially reasonable.

During the years ended February 28, 2026 and 2025, the Company engaged in the following transactions with ZhongXin Marine (Zhoushan) Satellite Communications Equipment Co., Ltd., its affiliate:

	February 28, 2026	February 28, 2025
Related party transaction
Purchases of two satellite portable stations	$15,270	$—

The following balances were outstanding at the end of the reporting periods:

	February 28, 2026	February 28, 2025
Related party payable
ZhongXin Marine (Zhoushan) Satellite Communications Equipment Co., Ltd.	$7,938	$—

Note 17 – Subsequent Events

On March 4, 2026, Finger Motion Company Limited, a wholly owned subsidiary of the Company, entered into a further extension agreement with the existing lender in respect of the remaining outstanding balance of SGD$500,000 under the loan agreement dated July 18, 2024, extending the repayment date from March 4, 2026 to September 4, 2026. The loan had previously been extended on September 4, 2025, when the repayment date was extended from September 4, 2025 to March 4, 2026 and the interest rate was revised to 24.5% per annum. All other material terms remained unchanged.

On May 13, 2026, the Company entered into a securities purchase agreement with an institutional investor and issued a senior secured convertible note (the “Note”) with an original principal amount of $5,000,000 and an original issue discount of $700,000. The Note is convertible into shares of the Company’s common stock at an initial fixed conversion price of $0.94 per share, subject to adjustment as set forth in the Note.

In connection with the issuance of the Note, pursuant to the adjustment provisions to the exercise price contained within the common stock purchase warrants (the “Common Warrants”) and the placement agent warrant (the “Placement Agent Warrant”) issued in the registered direct offering that closed on December 23, 2024, the number of warrants remaining under the Common Warrants has been increased by 2,293,771 and the number of warrants remaining under the Placement Agent Warrant have increased by 74,666, with the remaining number of warrants thereunder entitling the holders of the Common Warrants and the Placement Agent to purchase an aggregate of 6,344,031 shares of common stock at a price of $0.94 per share.

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

Based on such evaluation of our disclosure controls and procedures as of February 28, 2026, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of February 28, 2026. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on this assessment, Management concluded that certain aspects of the Company’s internal control over financial reporting as of February 28, 2026, were not effective.

A material weakness, as defined in standards established pursuant to the Sarbanes-Oxley Act, is a deficiency or combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement or our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness, which also existed as of February 28, 2025:

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses since 2023, including implementing measures designed address the control deficiencies. While progress has been made in designing and implementing these controls, testing and validating their effectiveness has yet to commence. The remediation actions include:

•	Management has documented a complete set of controls incorporating segregation of duties, separate individuals performing and reviewing controls, and proper authorization and segregation of duties around payments and expenditures since 2023. While significant progress has been made in implementing most of these controls, the process is not yet complete. Management continues to work towards completing the implementation and anticipates further progress during the year.

•	Management has implemented corporate governance policies and charters that will further align the Company’s governance procedures with the requirements noted in the Sarbanes-Oxley Act, including a Codes of Business Conduct and Ethics, which reflects the overall corporate principles, policies and values that provides overall guidance for our control procedures.

Notwithstanding the assessment that our ICFR was not effective as of February 28, 2026 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 9, 2025, the Company’s wholly owned subsidiary, Finger Motion Company Limited entered into a loan agreement with Dr. Liew Yow Ming for a short-term loan facility of SGD$150,000 for working capital purposes. The loan bears interest at 12% per annum, payable monthly, and matures six (6) months from the drawdown date unless otherwise extended by the lender.

On December 24, 2025, Finger Motion Company Limited entered into a separate loan agreement with Dr. Liew Yow Ming for a short-term loan facility of SGD$100,000 for working capital purposes. The loan bears interest at 12% per annum, payable monthly, and matures five (5) years from the drawdown date unless otherwise extended by the lender.

On September 4, 2025, Finger Motion Company Limited entered into an extension agreement with Dr. Liew Yow Ming in respect of the remaining outstanding balance of SGD$500,000 under the loan agreement dated July 18, 2024, extending the repayment date from September 4, 2025 to March 4, 2026. The interest rate increased from 18.0% to 24.5% per annum. All other material terms remained unchanged. On March 4, 2026, Finger Motion Company Limited entered into a further extension agreement with Dr. Liew Yow Ming in respect of the remaining outstanding balance of SGD$500,000 under the loan agreement dated July 18, 2024, extending the repayment date from March 4, 2026 to September 4, 2026.

During our fourth quarter ended February 28, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

The Company is not currently identified as a Commission-Identified Issuer under the HFCAA. The Company’s independent registered public accounting firm, CT International LLP, is based in San Francisco, CA and is registered with the PCAOB and subject to inspection by the PCAOB.

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

FingerMotion executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position	Age	Principal Occupation and Positions Held During the Last Five Years
Martin J. Shen President, CEO & Director	56	CEO of FingerMotion, Inc. (Dec. 1, 2018 to present); Founder of Imperial Distributors (formerly AP Martin Pharmaceutical Supplies Ltd.) (July 1, 2014 to Dec. 1, 2018); and CFO and COO of Wales and Son Industrial (later named Weir Minerals) (July 2004 to June 2014).

Yew Hon Lee CFO, Secretary & Treasurer	57	CFO of FingerMotion, Inc. (Dec. 11, 2020 to present); CFO of Cubinet Interactive Group of Companies (2006 to November 2020).

Hsien Loong Wong Director	51	Former CEO and CFO of FingerMotion, Inc. (April 2017 to Nov. 30, 2018); Real Estate and Logistics professional in Singapore (2008 to present); Director of property at Big Box Singapore Pte. Ltd. (Dec. 2012 to Sept. 2017).

Yew Poh Leong Director	71	Director of FingerMotion, Inc. (Dec. 1, 2018 to present); Group CEO at Radinace Hospitality Group (Jan. 2005 to Dec. 2014); and Director of Strategic Projects for Keppel T&T (Jan. 2001 to Dec. 2002).

Eng Ho Ng Director and Non-Executive Chairman	72	Director of FingerMotion, Inc. (Dec. 11, 2020 to present); Non-Executive Chairman of ZWEEC Analytics Pte Ltd. (Feb 2020 to present); Director of TNG Fintech Group (Jan 2018 to present).

Tuck Seng Low Director	68	Director of FingerMotion, Inc. (Feb. 28, 2025 to present).

Yang Yeat Choe Director	51	Director of FingerMotion, Inc. (Feb. 26, 2026 to present); Co-Founder and CEO of Owl Digital Entertainment Group (Sept. 2021 to present); Co-Founder and CEO of Cubinet Interactive Group of Companies (2006 to 2017).

Li Li Legal Representative and General Manager of JiuGe Technology	46	Legal Representative and General Manager of JiuGe Technology (Jan. 2018 to present); Advisor to Shenzhen WuYiKa Technology Co., Ltd. (Jan. 2017 to Dec. 2017); Vice President of Shanghai JiaPinMi Information Technology Co., Ltd. (July 2015 to Dec. 2016).

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

Eng Ho Ng - Mr. Ng was appointed as a Board member on December 11, 2020 and appointed as the non-executive Chairman on March 2, 2026. Mr. Ng is currently the non-executive Chairman of ZWEEC Analytics Pte Ltd. in Singapore and an independent Board director of TNG Fintech Group in Hong Kong. He previously served in top management positions in several large business corporations in Singapore, including ST Technologies Telemedia Pte Ltd., a subsidiary of Temasek holdings, as Executive Vice President (Operations), and ST Telemedia’s Indonesian subsidiary, PT Indosat Tbk, as the Deputy President Director. Mr. Ng was also Managing Director of Keppel Telecommunications & Transportation Ltd. after serving in various positions at Keppel T&T and its subsidiaries. Prior to joining Keppel T&T, Mr. Ng was a career officer in the Singapore Armed Forces. Mr. Ng has served as a Director of Alvarion Ltd. and as an Independent Director of Mencast Holdings Ltd. Mr. Ng received his Bachelor of Science (Telecomm System Engineering) Degree (Honours) from the Royal Military College of Science, UK in 1977.

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

Yang Yeat Choe – Mr. Choe was appointed as a Board member on February 26, 2026. Mr. Choe is a technology entrepreneur and senior executive with over two decades of experience in digital services, enterprise IT, data analytics, and interactive entertainment across Asia. He is the Co-Founder of the Company, where he has played a key role in building the Company into a mobile data specialist providing value-added services to major telecommunications operators in China, as well as insurtech solutions leveraging big-data analytics derived from insights across more than one billion mobile subscribers. He is also the Co-Founder and Chief Executive Officer of Owl Digital Entertainment Group, a digital entertainment company focused on developing and producing world-class content for PC, PlayStation, and Xbox platforms.

Previously, Mr. Choe served as Co-Founder and Chief Executive Officer of Cubinet from 2006 to 2017. During his tenure, Cubinet expanded its footprint across Malaysia, Singapore, Thailand, the Philippines, Vietnam, and Indonesia, growing into one of Southeast Asia’s leading free-to-play online entertainment platforms. The company supported a community of over 15 million core players, employed approximately 200 staff, and published a diverse portfolio of successful PC, browser, and mobile games.

Earlier in his career, Mr. Choe co-founded Trisilco-IT, where he continues to serve as Managing Partner. The firm provides enterprise solutions supporting mission-critical operations for financial institutions and corporate organizations and currently serves 33 financial institutions across Malaysia, Cambodia, and Indonesia.

Mr. Choe holds a Bachelor of Commerce degree from Curtin University of Technology, Western Australia, and was a Certified Practicing Accountant (CPA). He brings to the board strong expertise in financial oversight, technology strategy, data-driven business models, regional expansion, risk management, and corporate governance.

Mr. Choe devotes approximately 50% of his time to the Company.

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

Significant Employees

Other than Mr. Shen, FingerMotion does not have any employees. FingerMotion’s subsidiaries and controlled companies have the following number of employees:

Name of Entity	Place of Incorporation/Formation	Employees
Finger Motion Company Limited	Hong Kong	3
Finger Motion (CN) Limited	Hong Kong	0
Finger Motion Financial Company Limited	Hong Kong	4
Shanghai JiuGe Business Management Co., Ltd.	PRC	1
Shanghai JiuGe Information Technology Co., Ltd.	PRC	11
Beijing XunLian TianXia Technology Co., Ltd.	PRC	0
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.	PRC	19
Shanghai KeShunXiang Automobile Service Co., Ltd.	PRC	9
Zhejiang Changxin Communication Equipment Co., Ltd.	PRC	0
Shanghai Xiaoyi Bin Tong Technology Co., Ltd.	PRC	0

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2026, except as follows:

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

Audit Committee

On December 15, 2021, the Board of Directors adopted a new Audit Committee Charter that complies with the requirements of Nasdaq Listing Rule 5605(c)(1), and has established an Audit Committee, which operates under its Audit Committee Charter. The Company’s Audit Committee consists of Yew Poh Leong (chair), Eng Ho Ng, Hsien Loong Wong and Tuck Seng Low. Each member of the Audit Committee satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee financial expert is Yew Poh Leong who qualifies as an “audit committee financial expert” within the meaning of the SEC Rule 10A-3 and possesses financial sophistication within the meaning of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021. The Audit Committee is responsible for, among other things:

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

The RIS Committees’ specific duties include:

•	Reviewing information security and cyber threat policies with the IT Manager and management;

•	Assessing frameworks to prevent, detect, and respond to cyber-attacks, and identifying vulnerabilities;

•	Evaluating policies and frameworks for access controls, incident response, business continuity, disaster recovery, and IT asset protection;

•	Reviewing employee education programs on information security issues;

•	Receiving reports on assessments from the IT Manager and other departments;

•	Approving the risk governance structure, enterprise risk management framework, key risk policies, and critical risk tolerances;
•	Discussing major risk exposures with management and the CFO;

•	Approving the internal audit work plan;

•	Receiving reports on risk management reviews and assessments from relevant departments;

•	Reporting regularly to the Board of Directors and reviewing significant issues;

•	Making recommendations to the Board as necessary; and

•	Annually reviewing and updating the RIS Committee’s Charter.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended February 28, 2026 (“Fiscal 2026”) and the fiscal year ended February 28, 2025 (“Fiscal 2025”) consist of (i) Martin J. Shen, our current President and Chief Executive Officer, (ii) Yew Hon Lee, our current Chief Financial Officer, Secretary and Treasurer and (iii) Li Li, the Legal Representative and General Manager of our contractual controlled company, JiuGe Technology. We have no other executive officers. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2026 and Fiscal 2025 are as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Martin J. Shen (1) President and CEO	2026 2025	180,000 180,000	— —	— —	— —	— —	— —	— —	180,000 180,000
Yew Hon Lee (2) CFO, Secretary and Treasurer	2026 2025	144,000 144,000	— —	— —	— —	— —	— —	— —	144,000 144,000
Li Li Legal Representative and General Manager of JiuGe Technology	2026 2025	188,290 251,140	— —	— —	— —	— —	— —	— —	188,290 251,140

Notes:

(1)	Mr. Shen was appointed as our CEO and CFO on December 1, 2018. Mr Shen resigned as our CFO effective December 10, 2020.

(2)	Mr. Lee Yew Hon was appointed as our CFO on December 11, 2020.

As our company progresses through its current phase of development with a focus on achieving profitability, our executive compensation strategy has been intentionally straightforward, centered primarily around fixed base salaries. To that extent, during our fiscal year ended February 28, 2026, we did not provide any executive compensation to our named executive officers other than a base salary (column “Salary” in the table above).

Executive Employment Agreements

As of February 28, 2026, we did not have any employment agreements with any of our named executive officers.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at February 28, 2026, relating to equity awards that have been granted to the Named Executive Officers. These equity awards are structured to vest over time, ensuring that our executive team remains motivated to drive the Company’s success over the long haul. While these equity awards are primarily focused on retention and long-term alignment rather than immediate performance milestones, we are actively developing additional performance-based incentives which are expected to be specifically designed to directly tie compensation to the achievement of strategic objectives and operational targets, thereby enhancing accountability and driving Company performance. We believe that introducing such performance-linked components will further refine our compensation strategy to support our business goals. We continue to review and adjust our equity compensation plans to ensure they effectively motivate our executives and align with our evolving business strategy and shareholder interest:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin J. Shen	138,000	N/A	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Yew Hon Lee	132,600	N/A	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A
Li Li	420,000	N/A	N/A	$3.84	Dec. 28, 2026	N/A	N/A	N/A	N/A

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

Director Compensation

Each of our directors, other than Mr. Choe, receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our non-executive directors for Fiscal 2026:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yew Poh Leong	24,000	—	—	—	—	—	24,000
Hsien Loong Wong	24,000	—	—	—	—	—	24,000
Eng Ho Ng	24,000	—	—	—	—	—	24,000
Tuck Seng Low	24,000	—	—	—	—	—	24,000
Yang Yeat Choe	—	—	—	—	—	114,000(1)	114,000

Note:

(1)	Mr. Choe receives $9,500 per month pursuant to a consulting services agreement with the Company’s subsidiary, Finger Motion Company Limited, pursuant to which Mr. Choe provides strategic business partnership and relationship services to Finger Motion Company Limited.

As at February 28, 2026, our directors, excluding Martin Shen who is a named executive officer, held stock options to acquire an aggregate of 316,000 shares of our common stock as follows: Yew Poh Leong – 78,500 stock options; Hsien Loong Wong – 78,500 stock options; Eng Ho Ng – 63,000 stock options and Yang Yeat Choe – 96,000 stock options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 26, 2026 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:

Martin J. Shen, Chief Executive Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	890,356	(2)	1.4%

Yew Hon Lee, Chief Financial Officer c/o 111 Somerset Road, Level 3, Singapore, 238164	593,600	(3)	1.0%

Yew Poh Leong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	238,500	(4)	*

Hsien Loong Wong, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	448,500	(5)	*

Eng Ho Ng, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	63,000	(6)	*

Tuck Seng Low, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	Nil		Nil

Yang Yeat Choe, Director c/o 111 Somerset Road, Level 3, Singapore, 238164	7,296,000	(7)	11.9%

Li Li, Legal Representative and General Manager of JiuGe Technology c/o 111 Somerset Road, Level 3, Singapore, 238164	2,620,000	(8)	4.2%

All directors and executive officers as a group (8 persons)	12,149,956	(9)	19.5%

Major Stockholders:

Terren S. Peizer Acuitas Group Holdings, LLC Acuitas Capital LLC 2001 Wilshire Boulevard, Suite 330 Santa Monica, California 90403	4,000,000	(10)	6.5%

Tommy Wang Dorado Goose, LLC 170 Dorado Beach East, Dorado, Puerto Rico 00646	4,000,000	(11)	6.1%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of May 26, 2026, there were 61,281,308 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 752,356 shares of common stock, and (ii) stock options to purchase 138,000 shares of our common stock, which have vested as of the date hereof.

(3)	This figure represents (i) 461,000 shares of common stock, and (ii) stock options to purchase 132,600 shares of our common stock, which have as of the date hereof.

(4)	This figure represents (i) 160,000 shares of common stock, and (ii) stock options to purchase 78,500 shares of our common stock, which have vested as of the date hereof.

(5)	This figure represents (i) 370,000 shares of common stock, and (ii) stock options to purchase 78,500 shares of our common stock, which have vested as of the date hereof.

(6)	This figure represents stock options to purchase 63,000 shares of our common stock, which have vested as of the date hereof.

(7)	This figure represents (i) 7,200,000 shares of common stock held by Ever Sino International Limited over which Mr. Choe has sole voting and dispositive power, and (ii) stock options held directly by Mr. Choe to purchase 96,000 shares of our common stock, which have vested as of the date hereof.

(8)	This figure represents (i) 2,200,000 shares of common stock, and (ii) stock options to purchase 420,000 shares of our common stock, which have vested as of the date hereof.

(9)	This figure represents (i) 11,143,356 shares of common stock, and (ii) stock options to purchase 1,006,600 shares of our common stock, which have vested as of the date hereof.

(10)	This figure represents (i) 1,000,000 shares of common stock held by Acuitas Group Holdings, LLC, a California limited liability company (“Acuitas”), and (ii) 3,000,000 shares of common stock held directly by Acuitas Capital LLC, a Delaware limited liability company (“Acuitas Capital”) wholly-owned by Acuitas. Acuitas is a private investment vehicle beneficially owned and controlled by Terren S. Peizer. Mr. Peizer is the sole member and Chairman and managing member of Acuitas and, in such capacity, exercises the sole voting and investment power over the shares of common stock held for the accounts of Acuitas and Acuitas Capital. This information is based on a Schedule 13G filed with the SEC by Acuitas on November 18, 2022.

(11)	This figure represents warrants to purchase 4,000,000 shares of our common stock held by Dorado Goose, LLC over which Mr. Tommy Wang has sole voting and dispositive power.

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

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable and in the Company’s best interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2026	2025
Audit fees	$120,000	$150,000
Audit-related fees	55,500	40,000
Tax fees	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountants	$175,500	$190,000

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2026.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1(1)	Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock dated May 15, 2017
3.3(3)	Certificate of Amendment of Certificate of Incorporation dated June 21, 2017
3.4(6)	Amended and Restated Bylaws
4.1(*)	Description of Registrant’s Securities
4.2(12)	Form of Common Warrant
4.3(12)	Form of Placement Agent Warrant
10.1(4)	Exclusive Consulting Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.2(4)	Loan Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.3(4)	Power of Attorney Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.4(4)	Exclusive Call Option Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.5(8)(†)	Share Pledge Agreement between Shanghai JiuGe Business Management Co., Ltd. and Shanghai JiuGe Information Technology Co., Ltd. dated October 16, 2018
10.6(5)(†)	English Translation of Yunnan Unicom Electronic Sales Platform Construction and Operation Cooperation Agreement, dated as of July 7, 2019, between Shanghai JiuGe Information Technology Co., Ltd. and China United Network Communications Limited Yunnan Branch
10.7(9)	2023 Stock Incentive Plan
10.8(11)(†)	Loan Agreement between Finger Motion Company Limited and Dr. Liew Yow Ming, dated July 18, 2024.
10.9(12)	Placement Agency Agreement dated December 20, 2024, between the Company and Roth Capital Partners, LLC
10.10(12)	Form of Securities Purchase Agreement dated December 20, 2024, between the Company and the Purchasers thereto
10.11(13)(†)	Asset Purchase Agreement, dated September 30, 2025, by and between Shanghai Jihaohe Information Technology Co., Ltd., FingerMotion, Inc. and Shanghai JiuGe Business Management Co., Ltd.
10.12(14)	Sales Agreement, dated October 23, 2025, by and between FingerMotion, Inc. and R.F. Lafferty & Co., Inc.
10.13(*)(‡)	Consulting Services Agreement between Finger Motion Company Limited and Yang Yeat Choe, dated March 1, 2025
10.14(*)(‡)	Consulting Services Agreement between Finger Motion Company Limited and Yang Yeat Choe, dated March 1, 2026
10.15(15)	Share Exchange Agreement, dated March 18, 2026, by and among FingerMotion, Inc., Telforge, Inc. and the Shareholders of Telforge, Inc.
10.16(*)	Loan Extension Letter between Finger Motion Company Limited and Dr. Liew Yow Ming, dated September 4, 2025
10.17(*)(†)	Loan Agreement between Finger Motion Company Limited and Dr. Liew Yow Ming, dated December 9, 2025
10.18(*)(†)	Loan Agreement between Finger Motion Company Limited and Dr. Liew Yow Ming, dated December 24, 2025
10.19(*)	Loan Extension Letter between Finger Motion Company Limited and Dr. Liew Yow Ming, dated March 4, 2026
10.20(16)	Securities Purchase Agreement, dated May 13, 2026, by and between FingerMotion, Inc. and the Note Investor
10.21(16)	Senior Secured Convertible Note, dated May 13, 2026, issued by FingerMotion, Inc. to the Note Investor
10.22(16)	Registration Rights Agreement, dated May 13, 2026, by and between FingerMotion, Inc. and the Note Investor
10.23(16)	Security Agreement, dated May 13, 2026, by and between FingerMotion, Inc. and the Note Investor
14.1(7)	Code of Business Conduct and Ethics
19.1(10)	Securities Trading and Reporting Guidelines
21.1(*)	Subsidiaries of FingerMotion, Inc.
23.1(*)	Consent of CT International LLP
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1(10)	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith
(**)	Furnished herewith
(†)	Portions of this exhibit have been omitted
(‡)	Indicates a management contract or compensatory plan
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2014 (No. 333-196503)
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2017
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2017
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 9, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2021
(8)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 5, 2023 (No. 333-267332)
(9)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on February 28, 2023 (No. 333-270094)
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on May 29, 2024
(11)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on October 15, 2024
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 23, 2024
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2025
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 23, 2025
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 24, 2026
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 14, 2026

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: May 29, 2026	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2026	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 29, 2026	By:	/s/ Yew Hon Lee
Yew Hon Lee, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 29, 2026	By:	/s/ Yew Poh Leong
Yew Poh Leong, Director

Dated: May 29, 2026	By:	/s/ Hsien Loong Wong
Hsien Loong Wong, Director

Dated: May 29, 2026	By:	/s/ Eng Ho Ng
Eng Ho Ng, Director

Dated: May 29, 2026	By:	/s/ Tuck Seng Low
Tuck Seng Low, Director

Dated: May 29, 2026	By:	/s/ Yang Yeat Choe
Yang Yeat Choe, Director