Form 10-Q
period 2026-05-31
FingerMotion, Inc.
filed 2026-07-15
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 61,310,361 shares of common stock outstanding as of July 10, 2026.

FINGERMOTION, INC.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

3

FINGERMOTION, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2026

(Unaudited - Expressed in U.S. Dollars)

FingerMotion, Inc.
Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2026	2026
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$987,391	$68,596
Accounts receivable, net	44,927,081	44,832,946
Inventories	309,492	258,159
Prepayment and deposit	4,932,114	4,800,636
Other receivables	1,777,834	1,811,226
Total Current Assets	52,933,912	51,771,563
Non-current Assets
Equipment	27,530	28,366
Intangible assets	1,833,914	2,030,291
Right-of-use asset	20,428	19,201
Deferred tax asset	7,083,991	6,996,568
Total Non-current Assets	8,965,863	9,074,426
TOTAL ASSETS	$61,899,775	$60,845,989

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$35,105,714	$34,412,906
Accrual and other payables	9,540,101	10,678,667
Loan payable, current portion	576,233	576,233
Convertible note payable, current portion	3,319,767	—
Lease liability, current portion	10,245	10,604
Total Current Liabilities	48,552,060	45,678,410
Non-current Liabilities
Deferred tax liabilities	18,248	18,002
Total Non-current Liabilities	18,248	18,002
TOTAL LIABILITIES	$48,570,308	$45,696,412

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 61,281,308 shares and 61,281,308 issued and outstanding at May 31, 2026 and February 28, 2026 respectively	6,129	6,129
Additional paid-in capital	54,652,121	54,652,121
Additional paid-in capital - stock options	1,798,658	1,798,658
Accumulated deficit	(43,185,481)	(41,185,154)
Accumulated other comprehensive income	105,570	(84,104)
Stockholders’ equity before non-controlling interests	13,376,997	15,187,650
Non-controlling interests	(47,530)	(38,073)
TOTAL STOCKHOLDERS’ EQUITY	13,329,467	15,149,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,899,775	$60,845,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31,	May 31,
	2026	2025
Revenue	$650,089	$8,458,743
Cost of revenue	(441,611)	(8,306,222)

Gross profit	208,478	152,521

Amortization & depreciation	(197,592)	(10,553)
General & administrative expenses	(1,236,546)	(1,510,426)
Marketing cost	(48,029)	(12,106)
Research & development	(56,280)	(172,652)
Credit impairment loss	(522,946)	(307,967)
Stock compensation expenses	(81,166)	(127,747)
Total operating expenses	(2,142,559)	(2,141,451)
Net loss from operations	(1,934,081)	(1,988,930)

Other income (expense):
Interest income	4,982	5,137
Interest expense	(78,824)	(51,881)
Exchange rate gain (loss)	(1,861)	3,761
Other income	—	9,152
Total other income (expense)	(75,703)	(33,831)

Net loss before income tax	$(2,009,784)	$(2,022,761)
Income tax expenses	—	—
Net loss	$(2,009,784)	$(2,022,761)

Less: Net loss attributable to the non-controlling interest	(9,457)	(14,205)
Net loss attributable to the Company’s stockholders	$(2,000,327)	$(2,008,556)

Other comprehensive income:
Foreign currency translation adjustments	189,674	152,309
Comprehensive loss	$(1,810,653)	$(1,856,247)
Less: Comprehensive income (loss) attributable to non-controlling interest	(616)	542
Comprehensive loss attributable to the Company	$(1,810,037)	$(1,856,789)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.03)	$(0.04)
Loss Per Share - Diluted	$(0.03)	$(0.04)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.03)	$(0.04)
Loss Per Share - Diluted	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding - Basic	61,281,308	57,289,873
Weighted Average Common Shares Outstanding - Diluted	61,281,308	57,289,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2026	61,281,308	6,129	54,652,121	1,798,658	(41,185,154)	(84,104)	15,187,650	(38,073)	15,149,577

Accumulated other comprehensive income	—	—	—	—	—	189,674	189,674	—	189,674
Net Loss	—	—	—	—	(2,000,327)	—	(2,000,327)	(9,457)	(2,009,784)

Balance at May 31, 2026	61,281,308	6,129	54,652,121	1,798,658	(43,185,481)	105,570	13,376,997	(47,530)	13,329,467

						Accumulated
			Capital Paid	Additional		Other
	Common Stock		in Excess	Paid-in capital	Accumulated	Comprehensive	Stockholders’	Non-controlling
	Shares	Amount	of Par Value	stock options	Deficit	Income	equity	interest	Total
Balance at March 1, 2025	57,141,186	5,714	47,304,416	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956

Common stock issued for cash	1,679,743	168	2,956,447	—	—	—	2,956,615	—	2,956,615
Common stock issued for professional service	27,500	3	56,760	—	—	—	56,763	—	56,763
Common stock issued for conversion of customer deposit	560,000	56	1,399,944	—	—	—	1,400,000	—	1,400,000
Accumulated other comprehensive income	—	—	—	—	—	152,309	152,309	—	152,309
Net Loss	—	—	—	—	(2,008,556)	—	(2,008,556)	(14,205)	(2,022,761)

Balance at May 31, 2025	59,408,429	5,941	51,717,567	1,473,996	(36,195,940)	(790,967)	16,210,597	(8,715)	16,201,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FingerMotion, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31,	May 31,
	2026	2025
Net (loss)	$(2,009,784)	$(2,022,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	81,166	127,747
Amortization and depreciation	197,592	10,553
Provision for expected credit losses	522,946	307,967
Amortization of debt discount	44,767	—
Gain on disposal of equipment	—	30

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,443)	(6,005,779)
(Increase) decrease in prepayment and deposit	(148,973)	862,490
(Increase) decrease in others receivable	57,431	71,455
(Increase) decrease in inventories	(47,263)	43,613
Increase (decrease) in accounts payable	220,815	5,375,987
Increase (decrease) in accrual and other payables	(1,251,456)	26,048
Increase (decrease) due to lease liability	(1,452)	(1,567)
Net Cash (used in) operating activities	(2,345,654)	(1,204,217)

Cash flows from investing activities
Purchase of equipment	—	(1,826)
Net cash (used in) investing activities	—	(1,826)

Cash flows from financing activities
Proceeds from convertible promissory note	3,275,000	—
Proceeds from issuance of common stock	—	2,956,615
Net cash provided by financing activities	3,275,000	2,956,615

Effect of exchange rates on cash and cash equivalents	(10,551)	(15,469)

Net change in cash	918,795	1,735,103

Cash at beginning of period	68,596	1,128,135

Cash at end of period	$987,391	$2,863,238

Supplemental disclosures of cash flow information:
Interest paid	$78,824	$51,881

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for professional service	$—	$56,763
Conversion of customer deposit to shares	$—	$1,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and basis of Presentation

FingerMotion, Inc. aka Property Management Corporation of America (the “Company”) was incorporated on January 23, 2014, under the laws of the State of Delaware. The Company then offered management and consulting services to residential and commercial real estate property owners who rent or lease their property to third-party tenants.

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

The following assets and liabilities and of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of May 31, 2026 and February 28, 2026:

Assets and liabilities of the VIE

	May 31, 2026	February 28, 2026
	(unaudited)
Current assets	$9,378,562	$9,099,111
Non-current assets	421,553	415,307
Total assets	$9,800,115	$9,514,418

Current liabilities	$14,785,043	$14,276,754
Non-current liabilities	18,248	18,002
Total liabilities	$14,803,291	$14,294,756

Assets and liabilities of the VIE’s Subsidiaries

	May 31, 2026	February 28, 2026
	(unaudited)
Current assets	$41,639,027	$41,411,094
Non-current assets	6,042,999	5,962,380
Total assets	$47,682,026	$47,373,474

Current liabilities	$49,193,830	$48,142,684
Non-current liabilities	—	—
Total liabilities	$49,193,830	$48,142,684

Operating Result of VIE

	For the Three Months Ended May 31, 2026	For the Three Months Ended May 31, 2025
	(unaudited)	(unaudited)
Revenue	$497,117	$129,512
Cost of revenue	(357,959)	(72,819)
Gross profit	$139,158	$56,693

Amortization and depreciation	(380)	(4,634)
General and administrative expenses	(281,924)	(410,535)
Research & development	—	(36,064)
Credit impairment loss	(17,562)	(41,170)
Total operating expenses	$(299,866)	$(492,403)

Loss from operations	$(160,708)	$(435,710)

Interest income	4,981	4,735
Interest expense	(93)	—
Other income	—	266
Total other income	$4,888	$5,001

Tax expense	—	—

Net profit (loss)	$(155,820)	$(430,709)

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Summary of Principal Accounting Policies (continued)

Operating Result of VIE’s Subsidiaries

	For the Three Months Ended May 31, 2026	For the Three Months Ended May 31, 2025
	(unaudited)	(unaudited)
Revenue	$166,068	$7,412,639
Cost of revenue	(83,652)	(7,344,151)
Gross profit	$82,416	$68,488

Amortization and depreciation	(707)	(238)
General and administrative expenses	(329,908)	(263,639)
Marketing cost	(48,029)	(12,106)
Research & development	—	(66,968)
Credit impairment loss	(427,476)	(273,009)
Total operating expenses	$(806,120)	$(615,960)

Loss from operations	$(723,704)	$(547,472)

Interest income	1	27
Other income	—	8,886
Total other income	$1	$8,913

Tax expense	—	—

Net profit (loss)	$(723,703)	$(538,559)

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
May 31, 2026	RMB6.7667 to $1.00
February 28, 2026	RMB6.8590 to $1.00
Income statement and cash flows items
For the three months ended May 31, 2026	RMB6.8453 to $1.00
For the three months ended May 31, 2025	RMB7.2541 to $1.00

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and are amortized over 3 - 10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to Note 8 for allowances for credit losses recognized in profit or loss by the Company during the three months ended May 31, 2026 and for the year ended February 28, 2026.

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

For the three months ended May 31, 2026, four customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 29% , 29%, 18% and 16%. As at May 31, 2026, amounts due from these customers were nil.

For the three months ended May 31, 2025, three customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 74%, 11% and 10%. As at May 31, 2025, amounts due from these customers represented approximately 37% of the Company’s total accounts receivable.

For the three months ended May 31, 2026, two suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 70% and 11%. As at May 31, 2026, amounts due to these suppliers represented approximately 1% of the Company’s total accounts payable.

For the three months ended May 31, 2025, three suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 75%, 11% and 10%. As at May 31, 2025, amounts due to these suppliers represented approximately 77% of the Company’s total accounts payable.

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $43,185,481 and $41,185,154 as at May 31, 2026 and February 28, 2026 respectively, and had a net loss of $2,009,784 and $2,022,761 for the three months ended May 31, 2026 and 2025, respectively.

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

Note 4 - Revenue

We recorded $650,089 and $8,458,743 in revenue, respectively, for the three months ended May 31, 2026 and 2025.

	For the three months ended
	May 31, 2026	May 31, 2025
	(unaudited)	(unaudited)
Telecommunication Products & Services	$502,672	$8,311,254
Marketplace Platform & Digital Commerce Infrastructure Solutions	11,939	10,938
Advanced Technology & Platform Solutions	135,478	109,241
Data & Analytics Platform Solutions	—	27,310
	$650,089	$8,458,743

Note 5 – Equipment

At May 31, 2026 and February 28, 2026, the company has the following amounts related to tangible assets:

	May 31, 2026	February 28, 2026
	(unaudited)
Equipment	$129,961	$128,347
Less: accumulated depreciation	(102,431)	(99,981)
Net equipment	$27,530	$28,366

No significant residual value is estimated for the equipment. Depreciation expenses for the three months ended May 31, 2026 and 2025 totaled $1,184 and $3,414, respectively.

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 – Intangible Assets

At May 31, 2026 and February 28, 2026, the company has the following amounts related to intangible assets:

	May 31, 2026	February 28, 2026
	(unaudited)
Mobile applications	$2,360,337	$2,569,478
Less: accumulated amortization	(526,423)	(539,187)
Net intangible assets	$1,833,914	$2,030,291

No significant residual value is estimated for these intangible assets. Amortization expenses for the three months ended May 31, 2026 and 2025 totaled $196,408 and $7,139 respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stock credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business. Deposits include payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall, and JD.com.

	May 31, 2026	February 28, 2026
	(unaudited)
Deposit	$4,757,658	$4,518,064
Prepayment	174,456	282,572
	$4,932,114	$4,800,636

Note 8 – Accounts Receivable, net

	May 31, 2026	February 28, 2026
	(unaudited)
Accounts receivable	$47,175,549	$46,535,767
Less: allowance for credit losses	(2,248,468)	(1,702,821)
	$44,927,081	$44,832,946

The Company normally allows credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Management.

Activities related to allowance for credit losses are presented below.

	May 31, 2026	February 28, 2026
	(unaudited)
At beginning of the period	$1,702,821	$435,345
Additions	545,647	1,267,476
At end of the period	$2,248,468	$1,702,821

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 – Other Receivables

At May 31, 2026 and February 28, 2026, the company has the following amounts related to other receivables:

	May 31, 2026	February 28, 2026
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,456,336	$1,498,558
Security deposit	309,273	297,896
Others	12,225	14,772
Other receivables	$1,777,834	$1,811,226

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases typically range from one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the three months ended May 31, 2026.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	May 31, 2026	February 28, 2026
Right-of-use asset	(unaudited)
Right-of-use asset, net	$20,428	$19,201

Lease liability
Current lease liability	$10,245	$10,604
Non-current lease liability	—	—
Total lease liability	$10,245	$10,604

Remaining lease term and discount rate		May 31, 2026
Weighted-average remaining lease term		2 months
Weighted-average discount rate		3.68%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of May 31, 2026:

2026	$10,277
Less: imputed interest	(32)
$10,245

The following summarizes cash flow information related to leases for the year ended May 31, 2026:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$10,667

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

As of May 31, 2026 there were 61,281,308 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Share Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at May 31, 2026, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2026	8,275,594	$1.64
Correction of prior warrant count adjustment	(25,333)	1.50
Balance, May 31, 2026	8,250,261	$1.37

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Share Purchase Warrants (continued)

In connection with the preparation of the current period financial statements, the Company reviewed the adjustment provisions contained within the Placement Agent Warrant and determined that the previously disclosed increase of 25,333 warrants under the Placement Agent Warrant should not have been recorded. Accordingly, the Placement Agent Warrant remained exercisable for 100,000 shares of common stock, The Company has corrected the warrant continuity schedule in this Quarterly Report.

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

In connection with the issuance of the Note, pursuant to the adjustment provisions contained within the common stock purchase warrants and placement agent warrant issued in the registered direct offering that closed on December 23, 2024, the exercise price of such warrants was adjusted to $0.94 per share. The adjustment did not result in any increase in the number of warrants outstanding.

The Company had previously disclosed in its Annual Report on Form 10-K that the number of warrants outstanding increased as a result of this adjustment. Upon further review, the Company determined that only the exercise price was adjusted, and the number of warrants outstanding remained unchanged. Accordingly, the warrant continuity schedule in this Quarterly Report reflects the corrected number of warrants outstanding and the adjusted exercise price.

A summary of stock purchase warrants outstanding and exercisable as at May 31, 2026 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
0.94	3,950,261	3.57	December 23, 2029
1.65	3,000,000	0.89	April 20, 2027
2.15	1,000,000	0.89	April 20, 2027
1.65	300,000	0.91	April 27, 2027
1.37	8,250,261

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2026	February 28, 2026
Expected Risk-Free Interest Rate	1.06%	1.06%
Expected Volatility	15.27%	15.27%
Expected Life in Years	0.58	0.83
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$6.46	$6.46

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

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	May 31, 2026	February 28, 2026
Expected Risk-Free Interest Rate	5.37%	5.37%
Expected Volatility	25.48%	25.48%
Expected Life in Years	2.16	2.41
Expected Dividend Yield	—	—
Weighted-Average Grant Date Fair Value	$4.58	$4.58

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options (continued)

A continuity schedule of outstanding stock options as at May 31, 2026, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2026	6,039,100	$4.18
Cancelled/Forfeited	—	—
Balance, May 31, 2026	6,039,100	$4.18

A continuity schedule of outstanding unvested stock options at May 31, 2026, and the changes during the three months periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant Date Fair Value
Balance, February 28, 2026	1,059,400	$4.58
Vested	—	$—
Balance, May 31, 2026	1,059,400	$4.58

As at May 31, 2026, the aggregate intrinsic value of the outstanding stock options granted on December 28, 2021 was estimated at $0 as the current price as of May 31, 2026 is $0.77 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of May 31, 2026 is lower than the strike price.

A summary of stock options outstanding and exercisable as at May 31, 2026 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at May 31, 2026	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at May 31, 2026	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$ 3.00 to $ 4.00	3,390,600	$3.84	0.58	3,390,600	$3.84	0.58
$ 4.00 to $ 5.00	2,648,500	$4.62	2.16	1,589,100	$4.62	2.16
	6,039,100			4,979,700

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 –Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended
	May 31, 2026	May 31, 2025
Numerator - basic and diluted	(unaudited)	(unaudited)
Net Loss	$(2,009,784)	$(2,022,761)
Denominator
Weighted average number of common shares outstanding — basic	61,281,308	57,289,873
Weighted average number of common shares outstanding — diluted	61,281,308	57,289,873
Loss per common share — basic	$(0.03)	$(0.04)
Loss per common share — diluted	$(0.03)	$(0.04)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the three months ended May 31, 2026 and 2025.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the three months ended May 31, 2026 and 2025.

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

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the three months ended May 31, 2026 and 2025 are as follows:

	For the three months ended
	May 31, 2026	May 31, 2025
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(46.0%)	(46.0%)
Effective tax rate	0%	0%

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13 – Income Taxes (continued)

	May 31, 2026	February 28, 2026
(unaudited)
Current tax	$—	$—
Deferred tax benefit	—	—
Total provision for (benefit from) income tax expense	$—	$—

The reconciliations of income tax expenses computed by applying the statutory income tax rates, ranging from 15% to 25%, to the Company’s income tax expenses for the presented years are as follows:

	May 31, 2026	February 28, 2026
	(unaudited)
Loss before income tax expenses	$(2,009,784)	$(7,041,333)
Income tax credit computed at various statutory income tax rate (15% to 25%)	(250,814)	(440,899)
Reconciling items:
Tax incentive – R&D Credit	—	(69,940)
Income not subject to tax in China	(9,741)	(38,590)
Non-deductible expenses	260,555	549,429
Total provision for (benefit from) income tax	$—	$—

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At May 31, 2026 and February 28, 2026, the valuation allowances were $4,631,065 and $4,389425, respectively.

The significant components of the Company’s deferred tax account balances are as follows:

	May 31, 2026	February 28, 2026
	(unaudited)
Deferred tax assets
Net operating losses carry forward	$4,362,371	$4,244,187
Accruals and reserves	7,351,148	7,121,646
Lease liability	1,537	20,160
Total deferred tax assets	11,715,056	11,385,993
Less: Valuation allowance	(4,631,065)	(4,389,425)
Total deferred tax assets, net of valuation allowance	7,083,991	6,996,568
Deferred tax liabilities
Right-of-use asset	(18,248)	(18,002)
Total deferred tax liabilities	(18,248)	(18,002)

Net deferred tax assets (liabilities)	$7,065,743	$6,978,566

Note 14 - Commitments and Contingencies

From time to time, the Company may be involved in or referenced in legal matters arising in the ordinary course of business. The Company is not aware of any material outstanding claim or litigation against it

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 16 – Convertible Note Payable

On May 13, 2026 (the “Closing Date”), we entered into a securities purchase agreement (the “May 2026 Note Purchase Agreement”) with an institutional investor (the “Note Investor”), pursuant to which we issued to the Note Investor a senior secured convertible note (the “Note”) with an original principal amount of $5,000,000 and an original issue discount of $700,000. The Note bears no interest (except upon an event of default) and, unless earlier converted or redeemed, will mature on the first anniversary of the Closing Date. At closing, the Company received $3,275,000 after the deduction of $25,000 legal fee, with the remaining $1,000,000 of the $4,300,000 aggregate subscription amount to be released to the Company upon the SEC declaring effective a resale registration statement covering the resale of a number of shares of Common Stock equal to 200% of the maximum number of Conversion Shares issuable upon conversion of the Note.

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

FINGERMOTION, INC.

Three months ended May 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 17 – Related Party Transactions

In the ordinary course of business, the Company engages in transactions with its principal stockholders, affiliates, and executive officers. These transactions are carried out on terms comparable to those that would be obtained in arm-length dealings with unrelated third parties.

At May 31, 2026 and February 28, 2026,, the Company engaged in the following transactions with ZhongXin Marine (Zhoushan) Satellite Communications Equipment Co., Ltd., which holds a 30% non-controlling interest in the Company’s subsidiary:

	May 31, 2026	February 28, 2026
Related party transaction
Purchases of two satellite portable stations	—	$15,270
Jinhua project - traffic fees	$8,473	—
Yantai Wanhua project - satellite equipment	$20,949	—

The following balances were outstanding at the end of the reporting periods:

	May 31, 2026	February 28, 2026
Related party payable
ZhongXin Marine (Zhoushan) Satellite Communications Equipment Co., Ltd.	$—	$7,938

	May 31, 2026	February 28, 2026
Related party prepayment
ZhongXin Marine (Zhoushan) Satellite Communications Equipment Co., Ltd.	$30,081	$—

Note 18 - Subsequent Events

Subsequent to May 31, 2026, the resale registration statement relating to the shares of common stock issuable upon conversion of the senior secured convertible note was declared effective by the SEC. Following effectiveness, the remaining $1,000,000 of the aggregate subscription amount was released to the Company.

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended May 31, 2026, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2026, our most recently completed year end, to May 31, 2026, and our results of operations for the three months ended May 31, 2026, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

Corporate Information

The Company has been organized as a holding company and conducts a significant part of its operations through subsidiaries and contractual arrangements with affiliated entities in the PRC, including Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”, “our VIE” or “the VIE”). The Company’s operations in the PRC are primarily carried out through its wholly owned subsidiaries and Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”, “our WFOE” or “the WFOE”), a wholly foreign-owned enterprise (“WFOE”), which has entered into a series of contractual agreements with the VIE and its respective shareholder.

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

The Company’s subsidiaries and VIE are subject to regulation by PRC authorities, including the China Securities Regulatory Commission (“CSRC”) and the Cyberspace Administration of China (“CAC”). As of the date of this report, the Company is not required to obtain specific approvals from these authorities to operate its current business. However, under the CSRC’s Overseas Listing Trial Measures, the Company may be required to complete filing procedures for future overseas securities offerings, the failing of which may result in an order to make correction, a warning, and/or the imposition of fines.

The regulatory environment in China is evolving, and it remains uncertain how new or changing laws and regulations may impact the Company’s operations, its ability to accept foreign investment, or its ability to maintain a listing on a U.S. or other foreign exchange.

Licensing

The Company’s operations in the PRC require specific licenses and permits. Its VIE and related operating entities hold value-added telecommunications business licenses issued by the Ministry of Industry and Information Technology (“MIIT”). These licenses are necessary for providing mobile payment, recharge, and messaging services in China.

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

Acquisition of Operational Control of Beijing Technology

The Company acting through the VIE expanded its telecommunications services through the acquisition of operational control of Beijing XunLian TianXia Technology Co., Ltd. (“Beijing Technology”), which provides enterprise messaging solutions, including short message services (“SMS”) and multimedia messaging services (“MMS”), for enterprise customers. This service complements the Company’s mobile payment and recharge offerings and operates under licenses issued by the MIIT.

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

These cooperative arrangements are subject to customary commercial terms, including renewal provisions and termination rights, and their continuation and financial contributions will depend on ongoing performance, regulatory conditions, and market demand

Intercorporate Relationships

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

As of the date of this Quarterly Report on Form 10-Q, we and the VIE are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIE, other than a value-added telecommunications business license, which has already been obtained. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIE.

Overview

The Company is a mobile services, data, and technology company incorporated in Delaware, USA, with its head office located at 111 Somerset Road, Level 3, Singapore 283164. As described elsewhere in this Quarterly Report, the Company has been organized as a holding company and conducts a significant part of its operations through its subsidiaries and through contractual agreements with JiuGe Technology, the VIE based in China. The Company indirectly owns 100% of the equity of JiuGe Management, a WFOE that has entered into the VIE Agreements which gives the Company operational control over JiuGe Technology and consolidates its financial results.

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

The Company offers telecommunications-related services in the PRC through its subsidiaries and VIE structure. This segment includes mobile payment and recharge services, as well as enterprise messaging services such as SMS and MMS. These services historically represent a significant portion of the Company’s revenue.

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

Enterprise Messaging Services (SMS and MMS)

The Company provides enterprise messaging services through Beijing Technology, which it controls operationally via JiuGe Technology. Beijing Technology is licensed by the MIIT to provide SMS and MMS services in the PRC.

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

Recent Developments

On May 13, 2026, the Company entered into a securities purchase agreement with an institutional investor and issued a senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000. The note is convertible into shares of the Company’s common stock at an initial fixed conversion price of $0.94 per share, subject to adjustment. The financing was undertaken to support working capital requirements, ongoing operations and strategic initiatives.

Results of Operations

Three Months Ended May 31, 2026 Compared to Three Months Ended May 31, 2025

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Revenue	$650,089	$8,458,743
Cost of revenue	$(441,611)	$(8,306,222)
Total operating expenses	$(2,142,559)	$(2,141,451)
Total other income (expenses)	$(75,703)	$(33,831)
Net Loss attributable to the Company’s stockholders	$(2,000,327)	$(2,008,556)
Foreign currency translation adjustment	$189,674	$152,309
Comprehensive loss attributable to the Company	$(1,810,037)	$(1,856,789)
Basic Loss Per Share attributable to the Company	$(0.03)	$(0.04)
Diluted Loss Per Share attributable to the Company	$(0.03)	$(0.04)

Revenue

The following table sets forth the Company’s revenue from its lines of business for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025	Change (%)
Telecommunication Products & Services	$502,672	$8,311,254	-94%
Marketplace Platform & Digital Commerce Infrastructure Solutions	$11,939	$10,938	9%
Advanced Technology & Platform Solutions	$135,478	$109,241	24%
Data & Analytics Platform Solutions	$—	$27,310	-100%
Total Revenue	$650,089	$8,458,743	-92%

We recorded $650,089 in revenue for the three months ended May 31, 2026, a decrease of $7,808,654 or 92%, compared to $8,458,743 for the three months ended May 31, 2025. The decrease was primarily attributed to decreases in revenue of $7,808,582 and $27,310 from our Telecommunication Product & Services segment and Data & Analytics Platform Solutions segment, respectively. These decreases were partially offset by increases in revenue of $1,001 and $26,237 from our Marketplace Platform & Digital Commerce Infrastructure Solutions and Advanced Technology & Platform Solutions, respectively.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. This operating model requires working capital to support transaction volumes with telecommunications operators and platform partners. During the three-month period ending May 31, 2026, revenue in this segment decreased significantly compared to the prior year period, primarily due to lower transaction volume. The lower transaction volume was attributable to the Company’s available working capital position during the period. Management continues to monitor transaction volumes, collection cycles and working capital allocation, and intends to deploy available capital selectively based on liquidity, commercial demand and expected returns.

Revenue from our Marketplace Platform & Digital Commerce Infrastructure Solutions segment remained limited during the period. The DaGe platform and related marketplace initiatives remain at an early stage of commercialization, and revenue will depend on user adoption, business development activities, platform scaling, and available working capital.

Revenue from our Advanced Technology and Platform Solutions segment increased to $135,478 for the three-months ended May 31, 2026, compared to $109,241 for the three-months ended May 31, 2025. Revenue in this segment was primarily project-based and related to delivery and deployment activities under the Company’s command and communication platform initiatives, including the delivery of two vehicles to a local emergency bureau in Zhejiang Province during the period. Revenue from this segment may vary from period to period depending on customer procurement schedules, delivery timing and project implementation progress.

No revenue was generated from our Data and Analytics Platform Solutions segment during the three months ended May 31, 2026, compared to $27,310 for the prior year period. Activity in this segment remains limited and is currently conducted on a project basis.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Telecommunication Products & Services	$357,963	$8,194,652
Marketplace Platform & Digital Commerce Infrastructure Solutions	$10,268	$22,490
Advanced Technology & Platform Solutions	$73,380	$89,080
Data & Analytics Platform Solutions	$—	$—
Total Cost of Revenue	$441,611	$8,306,222

We recorded $441,611 in costs of revenue for the three months ended May 31, 2026, a decrease of $7,864,611 or 95%, compared to the three months ended May 31, 2025. The decrease was primarily attributable to the significant reduction in transaction volume in the Telecommunication Products & Services segment during the period. As revenue from this segment decreased, the related product and service costs, including costs associated with mobile recharge, subscription plans and mobile phone sales, decreased correspondingly.

Cost of revenue from the Marketplace Platform & Digital Commerce Infrastructure Solutions segment also decreased compared to the prior year period, reflecting the limited scale of activity during the quarter. Cost of revenue from the Advanced Technology & Platform Solutions segment decreased to $73,380 for the three months ended May 31, 2026 from $89,080 for the three months ended May 31, 2025, while revenue from this segment increased, reflecting project-specific margins during the period.

Gross profit

Our gross profit for the three months ended May 31, 2026 was $208,478, compared to $152,521 for the three months ended May 31, 2025, representing an increase of $55,957 or 37%. Gross margin improved to approximately 32% for the three months ended May 31, 2026 from approximately 2% for the three months ended May 31, 2025.

The increase in gross profit and gross margin was primarily attributable to a change in revenue mix during the period. Although revenue from the Telecommunication Products & Services segment decreased significantly compared to the prior year period, the segment generates gross profit of $144,709, representing a gross margin of approximately 29% during the current period. In addition, the Advanced Technology & Platform Solutions segment generated gross profit of $62,098, representing a gross margin of approximately 46%, while the Marketplace Platform & Digital commerce Infrastructure Solutions segment generated gross profit of $1,671, representing a gross margin of approximately 14%.

Management continues to evaluate revenue opportunities based on both transaction volume and margin contribution, with the objective of supporting sustainable gross profit while managing working capital requirements.

Amortization & Depreciation

We recorded amortization & depreciation of $197,592 for intangible assets & fixed assets for the three months ended May 31, 2026, an increase of $187,039 or 1,772%, compared to the three months ended May 31, 2025. The increase resulted from the purchase of software IP.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Accounting	$36,840	$49,879
Consulting	$384,673	$455,609
Entertainment	$32,650	$45,088
IT	$18,149	$10,778
Rent	$34,463	$31,621
Salaries & Wages	$433,164	$612,045
Technical fee	$162,279	$31,717
Travelling	$20,235	$79,187
Others	$114,094	$194,502
Total G&A Expenses	$1,236,546	$1,510,426

We recorded $1,236,546 in general and administrative expenses for the three months ended May 31, 2026, a decrease of $273,880 or 18%, compared to the three months ended May 31, 2025. The decrease was primarily due to lower salaries & wages, traveling, entertainment, accounting, consulting, and other miscellaneous expenses compared to the prior year. These decreases were partially offset by higher technical fees and IT expenses during the period.

General and administrative expenses consist primarily of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our business segments.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Marketing Cost	$48,029	$12,106

We recorded $48,029 in marketing costs for the three months ended May 31, 2026, an increase of $35,923 or 297%, compared to the three months ended May 31, 2025. The increase was primarily due to higher promotional and business development costs recognized during the period.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Research & Development	$56,280	$172,652

We recorded $56,280 in research & development for the three months ended May 31, 2026, a decrease of $116,372 or 67% compared to the three months ended May 31, 2025. The decrease was primarily due to lower personnel-related costs and reduced development activity during the period. Research and development activities were focused on ongoing platform maintenance and selected project-based development work, with expenditures managed in line with available working capital and project requirements.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Credit impairment loss	$522,946	$307,967

We recorded $522,946 in credit impairment loss for three months ended May 31, 2026, an increase of $214,979 or 70% compared to the three months ended May 31, 2025. The increase was mainly attributable to a higher allowance recognized on trade receivables following management’s assessment of expected credit losses, including the aging of outstanding balances, collection experience, current business conditions and expected timing of recoveries. The provision reflects a prudent assessment of expected credit risk, while management continues to monitor collections and credit exposure on an ongoing basis.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	May 31, 2026	May 31, 2025
Share compensation expenses	$81,166	$127,747

We incurred fees of $81,166 in share issuance for consultants in consideration of services and stock option compensation expense for the three months ended May 31, 2026 as compared to $127,747 for the three months ended May 31, 2025. The decrease of $46,581 or 36% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $2,142,559 in operating expenses for the three months ended May 31, 2026, as compared to $2,141,451 in operating expenses for the three months ended May 31, 2025. The increase of $1,108 or 0.1%, for the three months ended May 31, 2026, is as set forth above.

Net Loss attributable to the Company’s stockholders

The net loss attributable to the Company’s stockholders was $2,000,327 for the three months ended May 31, 2026 and $2,008,556 for the three months ended May 31, 2025. The decrease in net loss attributable to the Company’s stockholders of $8,229 or 0.4% is as set forth above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of May 31, 2026 and February 28, 2026:

	As at May 31, 2026	As at February 28, 2026
Cash reserves	$987,391	$68,596
Working capital	$4,381,852	$6,093,153

At May 31, 2026, we had cash and cash equivalents of $987,391, as compared to cash and cash equivalents of $68,596 at February 28, 2026. The increase in cash was primarily attributable to proceeds received from the issuance of the senior secured convertible note in May 2026, partially offset by cash used in operating activities during the period.

Working capital decreased to $4,381,852 at May 31, 2026 from $6,093,153 at February 28, 2026. The decrease was primarily due to continued operating cash requirements and changes in working capital balances during the period, including the use of cash to support operations and the settlement of certain obligations.

Our business model, particularly in mobile payment, requires periodic fund deposits with telecommunication operators and platform partners to support transaction volumes. During the period, the Company’s liquidity constraints position affected the level of transaction activity that it was able to support. Management continues to monitor cash flows, collection cycles, payment terms, and working capital allocation, and is seeking to deploy available capital selectively based on liquidity, commercial demand, and expected returns.

The Company’s ability to support its operations and execute its business strategy will depend on a combination of operational cash flows, effective working capital management, and access to additional financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the three months ended
	May 31, 2026	May 31, 2025
Net cash used in operating activities	$(2,345,654)	$(1,204,217)
Net cash used in investing activities	$—	$(1,826)
Net cash provided by financing activities	$3,275,000	$2,956,615
Effect of exchange rates on cash & cash equivalents	$(10,551)	$(15,469)
Net increase in cash and cash equivalents	$918,795	$1,735,103

Cash Flow used in Operating Activities

Net cash used in operating activities increased by $1,141,437 in the three months ended May 31, 2026 compared to the three months ended May 31, 2025, primarily due to an increase in account receivable of ($11,443) (May 31, 2025: ($6,005,779)), increase in prepayment and deposit of ($148,973) (May 31, 2025: $862,490), increase in inventories of ($47,263) (May 31, 2025: $43,613), decrease in accrual and other payables of ($1,251,456) (May 31, 2025: $26,048) and decrease in lease liability of ($1,452) (May 31, 2025: ($1,567)); offset by decrease in other receivable of $57,431 (May 31, 2025: $71,455), and increase in accounts payable of $220,815 (May 31, 2025: $5,375,987).

Cash Flow used in Investing Activities

During the three months ended May 31, 2026, the Company did not incur any investing activities.

Cash Flow provided by Financing Activities

During the three months ended May 31, 2026, net cash provided by financing activities was $3,275,000 compared to net cash provided by financing activities during the three months ended May 31, 2025 of $2,956,615. On May 13, 2026 (the “Closing Date”), the Company entered into a securities purchase agreement (the “May 2026 Note Purchase Agreement”) with an institutional investor (the “Note Investor”), pursuant to which we issued to the Note Investor a senior secured convertible note (the “Note”) with an original principal amount of $5,000,000 and an original issue discount of $700,000. The Note bears no interest (except upon an event of default) and, unless earlier converted or redeemed, will mature on the first anniversary of the Closing Date.

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

Subsequent Events

Subsequent to May 31, 2026, the resale registration statement relating to the shares of common stock issuable upon conversion of the senior secured convertible note was declared effective by the SEC. Following effectiveness, the remaining $1,000,000 of the aggregate subscription amount was released to the Company.

Other than the above, we have determined that we do not have any material subsequent events to report.

Critical Accounting Policies

For a complete summary of all our significant accounting policies refer to Note 2 - Summary of Principal Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for our fiscal year ended February 28, 2026, filed with the SEC on May 29, 2026.

For our Critical Accounting Policies, please refer to the “Critical Accounting Policies” section under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended February 28, 2026 filed with the SEC on May 29, 2026.

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

Based on such evaluation of our disclosure controls and procedures as of May 31 2026, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of May 31, 2026. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of May 31, 2026, were not effective.

A material weakness, as defined in standards established pursuant to the Sarbanes-Oxley Act, is a deficiency or combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement or our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness, which also existed as of February 29, 2026:

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

Management’s Plan to Remediate the Material Weaknesses:

Management has taken significant steps towards remediation of these material weaknesses since 2023, including implementing measures designed to address the control deficiencies. While progress has been made in designing and implementing these controls, testing and validating their effectiveness has yet to commence. The remediation actions include:

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

Notwithstanding the assessment that our ICFR was not effective as of May 31, 2026 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A – RISK FACTORS

In addition to the information contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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

For all annual periods of our operating history we have experienced net losses. We generated net losses of approximately $2.0 million during the three-month period ended May 31, 2026 and net losses of approximately $7.0 million, $5.1 million and $3.8 million for the years ended February 28, 2026, 2025 and 2024, respectively. At May 31, 2026 and February 28, 2026, we had an accumulated deficit of $43.1 million and $41.2 million, respectively. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended May 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

FINGERMOTION, INC.

Dated: July 15, 2026	By:	/s/ Martin J. Shen
Martin J. Shen, President, Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Yew Hon Lee
Yew Hon Lee, Chief Financial Officer
(Principal Financial Officer)

