Form 10-Q
period 2026-08-31
FingerMotion, Inc.
filed 2026-10-15
CIK 1602409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 001-41187

FINGERMOTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4600326
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

700 S. Rosemary Avenue, Suite 204 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip code)

(347) 349-5339

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FNGR	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 91,871,297 shares of common stock outstanding as of October 13, 2026.

FINGERMOTION, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FINGERMOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	August 31, 2026	February 28, 2026
ASSETS

Current Assets
Cash and cash equivalents	$2,135,825	$68,596
Restricted cash	3,000,000	—
Accounts receivable, net	40,900,075	44,832,946
Inventories	326,407	258,159
Prepayment and deposit	5,003,389	4,800,636
Other receivables	1,776,098	1,811,226
Total Current Assets	53,141,794	51,771,563
Non-current Assets
Equipment	63,521	28,366
Intangible assets	1,637,517	2,030,291
Right-of-use asset	244,405	19,201
Investment	500,000	—
Deferred tax asset	7,124,454	6,996,568
Total Non-current Assets	9,569,897	9,074,426
TOTAL ASSETS	$62,711,691	$60,845,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$35,221,119	$34,412,906
Accrual and other payables	9,422,985	10,678,667
Loan payable, current portion	576,233	576,233
Convertible note payable, current portion	2,955,705	—
Derivative liabilities - Conversion	2,357,445	—
Derivative liabilities - Warrant	708,334	—
Lease liability, current portion	72,606	10,604
Total Current Liabilities	51,314,427	45,678,410
Non-current Liabilities
Lease liability, non-current portion	185,063	—
Deferred tax liabilities	18,361	18,002
Total Non-current Liabilities	203,424	18,002
TOTAL LIABILITIES	$51,517,851	$45,696,412

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.0001 per share; Authorized 200,000,000 shares; issued and outstanding 85,162,686 shares and 61,281,308 issued and outstanding at August 31, 2026 and February 28, 2026 respectively	8,517	6,129
Additional paid-in capital	61,215,300	54,652,121
Stock subscription receivable	(4,000,000)	—
Additional paid-in capital - stock options	2,026,429	1,798,658
Accumulated deficit	(48,117,720)	(41,185,154)
Accumulated other comprehensive income	156,373	(84,104)
Stockholders’ equity before non-controlling interests	11,288,899	15,187,650
Non-controlling interests	(95,059)	(38,073
TOTAL STOCKHOLDERS’ EQUITY	11,193,840	15,149,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,711,691	$60,845,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	$281,076	$8,647,511	$931,165	$17,106,254
Cost of revenue	(144,561)	(8,608,771)	(586,172)	(16,914,993)

Gross profit	136,515	38,740	344,993	191,261

Amortization & depreciation	(200,514)	(7,766)	(398,106)	(18,319)
General & administrative expenses	(1,353,610)	(1,387,466)	(2,590,156)	(2,897,892)
Marketing cost	(351)	(18,836)	(48,380)	(30,942)
Research & development	(55,028)	(77,540)	(111,308)	(250,192)
Credit impairment (loss) gain	(3,980,797)	71,198	(4,503,743)	(236,769)
Stock based compensation expenses	(75,647)	(107,750)	(156,813)	(235,497)
Total operating expenses	(5,665,947)	(1,528,160)	(7,808,506)	(3,669,611)
Net loss from operations	(5,529,432)	(1,489,420)	(7,463,513)	(3,478,350)

Other income (expense):
Change in fair value of derivative liabilities	1,184,221	—	1,184,221	—
Amortization of debt discount	(626,505)	—	(671,272)	—
Interest income	5,367	4,573	10,349	9,710
Interest expense	(29,851)	(40,248)	(63,908)	(92,129)
Exchange gain (loss)	(3,693)	(14,470)	(5,554)	(10,709)
Other income (loss)	20,125	(9,959)	20,125	(807)
Total other income (expense)	549,664	(60,104)	473,961	(93,935)

Net loss before income tax	$(4,979,768)	$(1,549,524)	$(6,989,552)	$(3,572,285)
Income tax expenses	—	—	—	—
Net loss	$(4,979,768)	$(1,549,524)	$(6,989,552)	$(3,572,285)

Less: Net loss attributable to the non-controlling interest	(47,529)	(8,514)	(56,986)	(22,719)
Net loss attributable to the Company’s stockholders	$(4,932,239)	$(1,541,010)	$(6,932,566)	$(3,549,566)

Other comprehensive income (loss):
Foreign currency translation adjustments	50,803	129,045	240,477	281,354
Comprehensive loss	$(4,881,436)	$(1,411,965)	$(6,692,089)	$(3,268,212)
Less: Comprehensive (loss) income attributable to non-controlling interest	(1)	—	(617)	542
Comprehensive loss attributable to the Company	$(4,881,435)	$(1,411,965)	$(6,691,472)	$(3,268,754)

NET LOSS PER SHARE
Loss Per Share - Basic	$(0.08)	$(0.03)	$(0.11)	$(0.06)
Loss Per Share - Diluted	$(0.08)	$(0.03)	$(0.11)	$(0.06)

NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY
Loss Per Share - Basic	$(0.08)	$(0.03)	$(0.11)	$(0.06)
Loss Per Share - Diluted	$(0.08)	$(0.03)	$(0.11)	$(0.06)

Weighted Average Common Stock Outstanding - Basic	63,037,312	59,408,429	62,159,310	58,349,151
Weighted Average Common Stock Outstanding - Diluted	63,037,312	59,408,429	62,159,310	58,349,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the six months ended August 31, 2026

	Common Stock –	Common Stock –	Capital Paid in Excess of	Stock Subscription	Additional Paid-in Capital –Stock	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling
	Shares	Amount	Par Value	Receivable	Options	Deficit	Income	Equity	Interest	Total
Balance at March 1, 2026	61,281,308	6,129	54,652,121	—	1,798,658	(41,185,154)	(84,104)	$15,187,650	(38,073)	15,149,577
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—
Common stock issued for professional service	—	—	—	—	—	—	—	—	—	—
Additional paid-in capital – stock options	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	189,674	189,674	—	189,674
Net loss	—	—	—	—	—	(2,000,327)	—	(2,000,327)	(9,457)	(2,009,784)
Balance at May 31, 2026	61,281,308	6,129	54,652,121	—	1,798,658	(43,185,481)	105,570	13,376,997	(47,530)	13,329,467
Additional paid-in capital – stock options	—	—	—	—	227,771	—	—	227,771	—	227,771
Common stock issued for conversion of convertible debt	12,248,843	1,225	2,064,342	—	—	—	—	2,065,567	—	2,065,567
Common stock issued for acquisition of 9.9% equity interest of Lyken	1,674,480	167	499,833	—	—	—	—	500,000	—	500,000
Common stock issued for American Ventures	9,958,055	996	3,999,004	(4,000,000)	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	50,803	50,803	—	50,803
Net loss	—	—	—	—	—	(4,932,239)	—	(4,932,239)	(47,529)	(4,979,768)
Balance at August 31, 2026	85,162,686	8,517	61,215,300	(4,000,000)	2,026,429	(48,117,720)	156,373	11,288,899	(95,059)	11,193,840

FINGERMOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the six months ended August 31, 2025

	Common Stock –	Common Stock –	Capital Paid in Excess of	Stock Subscription	Additional Paid-in Capital –Stock	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling
	Shares	Amount	Par Value	Receivable	Options	Deficit	Income	Equity	Interest	Total
Balance at March 1, 2025	57,141,186	5,714	47,304,416	—	1,473,996	(34,187,384)	(943,276)	13,653,466	5,490	13,658,956
Common stock issued for cash	1,679,743	168	2,956,447	—	—	—	—	2,956,615	—	2,956,615
Common stock issued for professional service	27,500	3	56,760	—	—	—	—	56,763	—	56,763
Common stock issued for conversion of customer deposit	560,000	56	1,399,944	—	—	—	—	1,400,000	—	1,400,000
Accumulated other comprehensive income	—	—	—	—	—	—	152,309	152,309	—	152,309
Net loss	—	—	—	—	—	(2,008,556)	—	(2,008,556)	(14,205)	(2,022,761)
Balance at May 31, 2025	59,408,429	5,941	51,717,567	—	1,473,996	(36,195,940)	(790,967)	16,210,597	(8,715)	16,201,882
Additional paid-in capital – stock options	—	—	—	—	293,984	—	—	293,984	—	293,984
Accumulated other comprehensive income	—	—	—	—	—	—	129,045	129,045	—	129,045
Net loss	—	—	—	—	—	(1,541,010)	—	(1,541,010)	(8,514)	(1,549,524)
Balance at August 31, 2025	59,408,429	5,941	51,717,567	—	1,767,980	(37,736,950)	(661,922)	15,092,616	(17,229)	15,075,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31, 2026	August 31, 2025
Net loss	$(6,989,552)	$(3,572,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation expenses	156,813	235,497
Amortization and depreciation	398,106	18,319
Provision for expected credit losses	4,503,743	236,770
Change in value of derivative liabilities	(1,184,221)	—
Amortization of debt discount	671,272	—
Gain on disposal of equipment	—	31

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	267,149	(4,610,390)
(Increase) decrease in prepayment and deposit	(40,548)	1,531,103
Decrease (increase) in others receivable	70,433	(425,360)
(Increase) decrease in inventories	(62,357)	15,187
Increase in accounts payable	120,272	3,278,687
(Decrease) increase in accrual and other payables	(1,423,163)	209,687
Increase (decrease) due to lease liability	21,774	(3,495)
Net Cash used in operating activities	(3,490,279)	(3,086,249)

Cash flows from investing activities
Purchase of equipment	(39,505)	(1,826)
Net cash (used in) investing activities	(39,505)	(1,826)

Cash flows from financing activities
Repayment of loan payable	—	(751,122)
Proceeds from convertible promissory note	5,600,000	—
Proceeds from issuance of common stock	—	2,956,615
Net cash provided by financing activities	5,600,000	2,205,493

Effect of exchange rates on cash and cash equivalents	(2,987)	(23,717)

Net change in cash	2,067,229	(906,299)

Cash at beginning of period	68,596	1,128,135

Cash and restricted cash at end of period	$2,135,825	$221,836

Supplemental disclosures of cash flow information:
Interest paid	$735,180	$92,129

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for conversion of convertible debt	$2,065,567	$—
Common stock issued for professional service	$—	$56,763
Conversion of customer deposit to shares	$—	$1,400,000
Common stock issued for acquisition of 9.9% equity interest of Lyken	$500,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FINGERMOTION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended August 31, 2026 and 2025 (Unaudited)

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

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of FMCL effectuated control of the post-combination Company. For accounting purposes, FMCL was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of FMCL (i.e., a capital transaction involving the issuance of shares by the Company for the shares of FMCL). Accordingly, the consolidated assets, liabilities, and results of operations of FMCL became the historical financial statements of FingerMotion, Inc. and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with FMCL beginning on the acquisition date. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, FMCL became a wholly owned subsidiary of the Company.

On October 16, 2018, the Company through its indirect wholly owned subsidiary, Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”), entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”) became JiuGe Management’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire operational control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include a Consulting Services Agreement, a Loan Agreement, a Power of Attorney Agreement, a Call Option Agreement, and a Share Pledge Agreement in order to secure the connection and commitments of JiuGe Technology.

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

The Company has added an additional business plan which it announced on August 27, 2026. the strategic plan developed by new management with BlueFlare Energy Solutions Inc. (“BlueFlare”) for behind-the-meter (“BTM”) artificial intelligence (“AI”) and high-performance computing (“HPC”) infrastructure in North America.

The Company believes its new business model provides the strongest prospect of success by leveraging BlueFlare’s existing operating platform (site origination, on-site natural gas power generation, modular construction, load management and field operations), rather than building those capabilities from scratch.

On August 12, 2026, the Company entered into a share purchase agreement with Alset AI Ventures Inc. and Lyken AI Computing Inc. (“Lyken”), pursuant to which the Company agreed to acquire 99,000 common shares of Lyken, representing a 9.9% equity interest in Lyken. The transaction closed on August 17, 2026 following receipt of TSX Venture Exchange approval. The $500,000 purchase price was satisfied through the issuance of 1,674,480 restricted shares of the Company’s common stock in a private placement transaction exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.. No cash consideration was paid.

New business direction - As described in Item 2, since August 2026 the Company has begun pursuing a North American behind-the-meter artificial intelligence and high-performance computing infrastructure plan with BlueFlare Energy Solutions Inc. As of August 31, 2026, that plan had not generated revenue. Related period activity is described in Notes 1, 11 and 16. Subsequent events related to Alberta powered-land sites are described in Note 19.

Since August 1, 2026, the new management team has accomplished the following: (i) completed financing activities of approximately $8.3 million in the aggregate; (ii) acquisition of minority interest in Lyken; (i) binding letters of intent for 12.9 MW of data center power; (iii) announced a 99 MW acquisition plan for data center buildout; and (iv) secured indications of interest for 52.5 MW of offtake from potential tenants for its data centers.

Note 2 - Summary of Principal Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Variable interest entity

Pursuant to ASC Section 810, Consolidation (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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

The following assets and liabilities and of the VIE and VIE’s subsidiaries are included in the accompanying condensed consolidated financial statements of the Company as of August 31, 2026 and February 28, 2026:

Assets and liabilities of the VIE

	August 31, 2026	February 28, 2026
	(unaudited)
Current assets	$8,942,892	$9,099,111
Non-current assets	684,673	415,307
Total assets	$9,627,565	$9,514,418

Current liabilities	$14,660,981	$14,276,754
Non-current liabilities	203,424	18,002
Total liabilities	$14,864,405	$14,294,756

Assets and liabilities of the VIE’s Subsidiaries

	August 31, 2026	February 28, 2026
	(unaudited)
Current assets	$37,857,864	$41,411,094
Non-current assets	6,079,919	5,962,380
Total assets	$43,937,783	$47,373,474

Current liabilities	$49,661,874	$48,142,684
Non-current liabilities	—	—
Total liabilities	$49,661,874	$48,142,684

Operating Result of VIE

	For the Six Months Ended August 31, 2026	For the Six Months Ended August 31, 2025
	(unaudited)	(unaudited)
Revenue	$748,602	$1,241,600
Cost of revenue	(473,756)	(1,159,544)
Gross profit	$274,846	$82,056

Amortization and depreciation	(3,672)	(11,325)
General and administrative expenses	(611,819)	(779,611)
Marketing cost	—	(13,438)
Research & development	—	(43,513)
Credit impairment loss	(24,595)	19,794
Total operating expenses	$(640,086)	$(828,093)

Loss from operations	$(365,240)	$(746,037)

Interest income	10,339	9,260
Interest expense	(58)	—
Other income	(1,919)	5,065
Total other income	$8,362	$14,325

Tax expense	—	—

Net loss	$(356,878)	$(731,712)

Operating Result of VIE’s Subsidiaries

	For the Six Months Ended August 31, 2026	For the Six Months Ended August 31, 2025
	(unaudited)	(unaudited)
Revenue	$195,737	$14,943,155
Cost of revenue	(112,417)	(14,861,361)
Gross profit	$83,320	$81,794

Amortization and depreciation	(1,422)	(478)
General and administrative expenses	(508,665)	(541,703)
Marketing cost	(48,380)	(17,504)
Research & development	(27,728)	(67,326)
Credit impairment loss	(4,400,777)	(262,809)
Total operating expenses	$(4,986,972)	$(889,820)

Loss from operations	$(4,903,652)	$(808,026)

Interest income	2	36
Other income	22,044	4,710
Total other income	$22,046	$4,746

Tax expense	—	—

Net loss	$(4,881,606)	$(803,280)

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

Segment reporting

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for detailing the Company’s business segments. Based on the criteria established by ASC 280, The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, specifically the Company’s CEO and CFO, for making decisions, allocating resources and assessing performance. The Company does not distinguish revenues, costs and expenses between segments in its internal reporting, but instead reports costs and expenses by nature as a whole. Based on the management’s assessment, the Company determines that it has only one operating segment and therefore one reportable segment as defined by ASC 280. Furthermore, the whole of the Group’s revenue is derived in or from China with all operation being carried out in China, and the Company’s long-lived assets are located in China, no geographical segments are presented. As such, all financial segment information required by the authoritative guidance can be found in these consolidated financial statements.

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

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

Balance sheet items, except for equity accounts
August 31, 2026	RMB6.7248 to $1.00
February 28, 2026	RMB6.8590 to $1.00
Income statement and cash flows items
For the six months ended August 31, 2026	RMB6.8046 to $1.00
For the six months ended August 31, 2025	RMB7.2155 to $1.00

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

Accounts Receivable, Net

Accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses. Management considers the following factors when determining the collectability of specific accounts: historical experience, creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for credit losses is made and recorded into administrative expenses based on the aging of accounts receivable and on any specifically identified receivables that may become uncollectible. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our assessment considered the estimates of expected credit and collectability trends. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have an impact on our allowance for credit losses in future periods. Refer to Note 8 for allowances for credit losses recognized in profit or loss by the Company during the six months ended August 31, 2026 and for the year ended February 28, 2026.

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

For the six months ended August 31, 2026, four customers each accounted for more than 10% of the Company’s total revenue, with individual contributions of 40%, 26%, 13% and 11%. As at August 31, 2026, amounts due from these customers were nil.

For the six months ended August 31, 2025, one customer each accounted for more than 10% of the Company’s total revenue, with individual contributions of 79%. As at August 31, 2025, amounts due from this customer represented approximately 41% of the Company’s total accounts receivable.

For the six months ended August 31, 2026, two suppliers each accounted for more than 10% of the Company’s total purchase, with individual contributions of 60% and 17%. As at August 31, 2026, amounts due to these suppliers were nil.

For the six months ended August 31, 2025, one supplier each accounted for more than 10% of the Company’s total purchase, with individual contributions of 78%. As at August 31, 2025, amounts due to this supplier represented approximately 44% of the Company’s total accounts payable.

Lease

Operating and finance lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The right-of-use asset includes any lease payments made, and lease incentives received prior to the commencement date. Operating lease right-of-use assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Earnings Per Share

Basic (loss) earnings per share is based on the weighted average number of shares of common stock outstanding during the period while the effects of potential shares of common stock outstanding during the period are included in diluted earnings per share.

FASB Accounting Standard Codification Topic 260, Earnings Per Share (“ASC 260”), requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential shares of common stock in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

● Step 1: Identify the contract with the customer;

● Step 2: Identify the performance obligations in the contract;

● Step 3: Determine the transaction price;

● Step 4: Allocate the transaction price to the performance obligations in the contract; and

● Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

● the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

● the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

● variable consideration;

● constraining estimates of variable consideration;

● the existence of a significant financing component in the contract;

● non-cash consideration; and

● consideration payable to a customer.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

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

Other lines of business

The Company recognizes revenue from providing online-to-offline integration services (DaGe platform), communication and coordination solutions, and data and analytics services to its customers. The Company primarily provides data and analytics services, including the design of custom websites and related services. When a contract contains more than one performance obligation, the transaction price is allocated to each distinct performance obligation based on its relative standalone selling price. Revenue is recognized over time when the customer simultaneously receives and consumes the benefits as the Company performs (for example, ongoing services), or at a point in time when control transfers (for example, upon customer acceptance of a completed deliverable). The Company uses an input or output method that best depicts the transfer of control for performance obligations satisfied over time.

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

Recently Issued Accounting Pronouncements

(i) Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis through retrospective application is permitted. Early adoption is permitted. The Company adopted ASU 2023-09 for the year beginning on March 1, 2025 on a retrospective basis and the adoption does not have a material impact on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends guidance on the measurement of credit losses for accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

(ii) Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), (“ASU 2024-03”) This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. A reporting entity is required to 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e); 2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, (“ASU 2025-01”). The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, (“ASU 2025-11”) The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $48,117,720 and $41,185,154 as at August 31, 2026 and February 28, 2026 respectively and had a net loss of $6,989,552 and $3,572,285 for the six months ended August 31, 2026 and 2025, respectively.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the development stage of its business plan. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of these interim financial statements, the Company plans to seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to our currently outstanding common shares. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these interim financial statements.

Note 4 - Revenue

We recorded $931,165 and $17,106,254 in revenue, respectively, for the six months ended August 31, 2026 and 2025.

	For the six months ended
	August 31, 2026	August 31, 2025
	(unaudited)	(unaudited)
Telecommunication Products & Services	$756,311	$16,951,135
Marketplace Platform & Digital Commerce Infrastructure Solutions	38,567	17,836
Advanced Technology & Platform Solutions	136,287	109,826
Data & Analytics Platform Solutions	—	27,457
	$931,165	$17,106,254

Note 5 – Equipment

At August 31, 2026 and February 28, 2026, the Company has the following amounts related to tangible assets:

	August 31, 2026	February 28, 2026
	(unaudited)
Equipment	$170,682	$128,347
Less: accumulated depreciation	(107,161)	(99,981)
Net equipment	$63,521	$28,366

No significant residual value is estimated for the equipment. Depreciation expenses for the six months ended August 31, 2026 and 2025 totalled $5,288 and $13,007 respectively.

Note 6 – Intangible Asset

At August 31, 2026 and February 28, 2026, the company has the following amounts related to intangible assets:

	August 31, 2026	February 28, 2026
	(unaudited)
Mobile applications	$2,360,370	$2,569,478
Less: accumulated amortization	(722,853)	(539,187)
Net intangible assets	$1,637,517	$2,030,291

No significant residual value is estimated for these intangible assets. Amortization expenses for the six months ended August 31, 2026 and 2025 totalled $392,818 and $5,312, respectively.

Note 7 – Prepayment and Deposit

Prepaid expenses consist of the deposit pledge to the vendor for stock credits for resale. Our current vendors are China Unicom and China Mobile for our Telecommunication Products & Services business. Deposits include payments placed into the e-commerce platforms where we offer our products and services. The platforms are PinDuoDuo, Tmall, and JD.com.

	August 31, 2026	February 28, 2026
	(unaudited)
Deposit	$4,730,314	$4,518,064
Prepayment	273,075	282,572
	$5,003,389	$4,800,636

Note 8 – Accounts Receivable, net

	August 31, 2026	February 28, 2026
	(unaudited)
Accounts receivable	$47,175,632	$46,535,767
Less: allowance for credit losses	(6,275,557)	(1,702,821)
	$40,900,075	$44,832,946

The Company normally allows credit terms to customers ranging from 90 to 150 days. The Company seeks to maintain strict control over its accounts receivable. Overdue accounts receivable are reviewed regularly by the Management.

Activities related to allowance for credit losses are presented below.

	August 31, 2026	February 28, 2026
	(unaudited)
At beginning of the period	$1,702,821	$435,345
Provision for (release of) credit losses	4,485,530	1,207,516
Write-off	—	(14,340)
Effect of exchange rate changes	87,206	74,300
At end of the period	$6,275,557	$1,702,821

Note 9 – Other Receivables

At August 31, 2026 and February 28, 2026, the company has the following amounts related to other receivables:

	August 31, 2026	February 28, 2026
	(unaudited)
Other receivables represent:
Advances to suppliers	$1,404,745	$1,498,558
Security deposit	255,703	297,896
Others	115,650	14,772
	$1,776,098	$1,811,226

Note 10 – Right-of-use Asset and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of operating leases typically range from one to two years. These operating leases are included in “Right-of-use Asset” on the Company’s Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s Consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term in the six months ended August 31, 2026.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	August 31, 2026	February 28, 2026
	(unaudited)
Right-of-use asset
Right-of-use asset, net	$244,405	$19,201

Lease liability
Current lease liability	$72,606	$10,604
Non-current lease liability	185,063	—
Total lease liability	$257,669	$10,604

Remaining lease term and discount rate	August 31, 2026
Weighted-average remaining lease term	38 months
Weighted-average discount rate	4.09%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of August 31, 2026:

Twelve months ended August 31, 2027	$79,542
Thereafter	190,902
270,444
Less: imputed interest	(12,775)
$257,669

The following summarizes cash flow information related to leases for the year ended August 31, 2026:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$8,670

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

During the period from July 6, 2026 through August 28, 2026, the holder of the Company’s May 2026 senior secured convertible note converted an aggregate of $2,065,567 of principal into an aggregate of 12,248,843 shares of the Company’s common stock at conversion prices ranging from $0.1620 to $0.3442 per share, in accordance with the terms of the aforesaid note.

On August 12, 2026, the Company entered into a share purchase agreement with Alset AI Ventures Inc. and Lyken AI Computing Inc. (“Lyken”), pursuant to which the Company agreed to acquire 99,000 common shares of Lyken, representing a 9.9% equity interest in Lyken. The transaction closed on August 14, 2026 following receipt of the applicable TSX Venture Exchange approval. The $500,000 purchase price was satisfied through the issuance of 1,674,480 restricted shares of the Company’s common stock. No cash consideration was paid.

On August 16, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company issued a senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000, together with a common stock purchase warrant to purchase up to 4,092,993 shares of the Company’s common stock. The securities purchase agreement contains provisions substantially similar to those in the May 2026 note including, but not limited to, financial covenants and a “key man” clause regarding the chief executive officer. The note matures on August 16, 2027 and bears interest at 0% per annum in the absence of an event of default. The note has an initial fixed conversion price of $0.35 per share, subject to adjustment in accordance with its terms, and an initial floor price of $0.06 per share. The aggregate subscription amount for the note was $4,300,000. At closing, $1,300,000 was released to the Company and the remaining $3,000,000 was deposited into a restricted account subject to a deposit account control agreement and specified release conditions. The related warrant has an initial exercise price of $0.35 per share and expires on August 16, 2031.

On August 31, 2026, the Company completed a registered direct offering with an institutional investor pursuant to which the Company issued 3,958,055 shares of common stock at a purchase price of $0.24 per share and pre-funded warrants to purchase up to 12,708,611 shares of common stock at a purchase price of $0.2399 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.0001 per share. The offering resulted in gross proceeds of approximately $4.0 million before offering expenses. The gross proceeds of $4,000,000 were received by the Company on September 1, 2026.

As of August 31, 2026 there were 85,162,686 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

Share Purchase Warrants

A continuity schedule of outstanding stock purchase warrants as at August 31, 2026, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2026	8,275,594	$1.64
Correction of prior warrant count adjustment	(25,333)	1.50
Issuance of warrants	4,092,993	0.35
Issuance of pre-funded warrants	12,708,611	0.00
Exercise of pre-funded warrants	(6,000,000)	0.00
Balance, August 31, 2026	19,051,865	$0.67

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

On August 16, 2026, in connection with the issuance of the senior secured convertible note described in Note 16, the Company issued to the Note Investor a common stock purchase warrant to purchase up to 4,092,993 shares of the Company’s common stock. The warrant has an initial exercise price of $0.35 per share, is immediately exercisable and expires on August 16, 2031. The warrant contains customary adjustment provisions and is subject to a beneficial ownership limitation.

On August 31, 2026, in connection with the registered direct offering, the Company issued pre-funded warrants to purchase up to 12,708,611 shares of common stock. The pre-funded warrants were sold at a purchase price of $0.23999 per pre-funded warrant and have an exercise price of $0.0001 per share. The pre-funded warrants were immediately exercisable and expire when exercised in full.

On August 31, 2026, the holder exercised pre-funded warrants to purchase an aggregate of 6,000,000 shares of common stock. Accordingly, as of August 31, 2026, pre-funded warrants to purchase 6,708,611 shares of common stock remained outstanding.

A summary of stock purchase warrants outstanding and exercisable as at August 31, 2026 is as follows:

	Number of Warrants	Remaining Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
0.94	3,950,261	3.32	December 23, 2029
1.65	3,000,000	0.64	April 20, 2027
2.15	1,000,000	0.64	April 20, 2027
1.65	300,000	0.65	April 27, 2027
0.35	4,092,993	4.96	August 16, 2031
0.00	6,708,611	5.00	August 31, 2031
0.67	19,051,865

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

The fair value of these stock options was estimated at the date of grant using the Black-Scholes Options Valuation Model. The weighted-average grant-date fair value was $6.46 per option.

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

The fair value of these stock options was estimated at the date of grant using the Black-Scholes Option Valulation Model. The weighted-average grant-date fair value was $4.58 per option.

Stock Option Grant Date	Remaining Contractual Life as of August 31, 2026 (Years)
December 28, 2021	0.33
July 28, 2023	1.91

A continuity schedule of outstanding stock options as at August 31, 2026, and the changes during the period, is as follows:

	Number of Stock Options	Exercise Price
Balance, February 28, 2026	6,039,100	$4.18
Cancelled/Forfeited	—	—
Balance, August 31, 2026	6,039,100	$4.18

A continuity schedule of outstanding unvested stock options at August 31, 2026, and the changes during the six months periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant Date Fair Value
Balance, February 28, 2026	1,059,400	$4.58
Vested	(529,700)	$4.58
Balance, August 31, 2026	529,700	$4.58

As at August 31, 2026, the aggregate intrinsic value of the outstanding stock options granted on December 28, 2021 was estimated at $0 as the current price as of August 31, 2026 is $0.22 which is lower than the strike price while the aggregate intrinsic value of the outstanding stock options granted on July 28, 2023 is $0 as the current price as of August 31, 2026 is lower than the strike price.

A summary of stock options outstanding and exercisable as at August 31, 2026 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at August 31, 2026	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at August 31, 2026	Exercise Price	Weighted Average Remaining Contractual Term (Years)

$3.00 to $ 4.00	3,390,600	$3.84	0.33	3,390,600	$3.84	0.33
$4.00 to $ 5.00	2,648,500	$4.62	1.91	2,118,800	$4.62	1.91
	6,039,100			5,509,400

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share of common stock:

	For the six months ended
	August 31, 2026	August 31, 2025
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net Loss	$(6,989,552)	$(3,572,285)
Denominator
Weighted average number of common shares outstanding —basic	62,159,310	58,349,151
Weighted average number of common shares outstanding —diluted	62,159,310	58,349,151
Loss per share of common stock — basic	$(0.11)	$(0.06)
Loss per share of common stock — diluted	$(0.11)	$(0.06)

Note 13 – Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

FingerMotion, Inc. is incorporated in the State of Delaware in the U.S. and is subject to a U.S. federal corporate income tax of 21%. The Company generated a taxable loss for the six months ended August 31, 2026 and 2025.

Hong Kong

Finger Motion Company Limited, Finger Motion (CN) Limited and Finger Motion Financial Company Limited were incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. These companies did not earn any income that was derived in Hong Kong for the six months ended August 31, 2026 and 2025.

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

Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences. The Company’s effective income tax rates for the six months ended August 31, 2026 and 2025 are as follows:

	For the six months ended
	August 31, 2026	August 31, 2025
	(unaudited)	(unaudited)
U.S. statutory tax rate	21.0%	21.0%
PRC profit tax rate	25.0%	25.0%
Changes in valuation allowance and others	(46.0)%	(46.0)%
Effective tax rate	0.0%	0.0%

	August 31, 2026	February 28, 2026
(unaudited)
Current tax	$—	$—
Deferred tax benefit	—	—
Total provision for (benefit from) income tax expense	$—	$—

The reconciliations of income tax expenses computed by applying the statutory income tax rates, ranging from 15% to 25%, to the Company’s income tax expenses for the presented years are as follows:

	August 31, 2026	February 28, 2026
	(unaudited)
Loss before income tax expenses	$(6,989,552)	$(7,041,333)
Income tax credit computed at various statutory income tax rate (15% to 25%)	(994,152)	(440,899)
Reconciling items:
Tax incentive – R&D Credit	—	(69,940)
Income not subject to tax in China	(19,847)	(38,590)
Change in fair value of derivative liabilities	248,686	—
Non-deductible expenses	715,313	549,429
Total provision for (benefit from) income tax	$—	$—

Deferred tax has resulted primarily from future tax deductible or creditable temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At August 31, 2026 and February 28, 2026, the valuation allowances were $5,683,377 and $4,389,425, respectively.

The significant components of the Company’s deferred tax account balances are as follows:

	August 31, 2026	February 28, 2026
	(unaudited)
Deferred tax assets
Net operating losses carry forward	$4,369,675	$4,244,187
Accruals and reserves	8,399,506	7,121,646
Lease liability	38,650	20,160
Total deferred tax assets	12,807,831	11,385,993
Less: Valuation allowance	(5,683,377)	(4,389,425)
Total deferred tax assets, net of valuation allowance	7,124,454	6,996,568
Deferred tax liabilities
Right-of-use asset	(18,361)	(18,002)
Total deferred tax liabilities	(18,361)	(18,002)

Net deferred tax assets (liabilities)	$7,106,093	$6,978,566

Note 14 - Commitments and Contingencies

From time to time, the Company may be involved in or referenced in legal matters arising in the ordinary course of business. The Company is not aware of any material outstanding claim or litigation against it

Note 15 – Loan Payable

On July 18, 2024, the Company’s wholly owned subsidiary, Finger Motion Company Limited (the “Borrower”), entered into a loan agreement with Dr. Liew Yow Ming (the “Lender”) whereby the Lender agreed to advance a short-term loan facility of SGD$1,500,000 (the “Loan”) to the Borrower for working capital purposes. As of September 4, 2024, the full amount of the Loan has been drawn upon by the Borrower. Each drawdown portion of the Loan is due one (1) year from the date of the drawdown, unless extended by the Lender. If the Lender agrees, the Borrower may prepay the whole or any part of the Loan by providing the Lender not less than three (3) business days prior written notice and subject to payment of interest accrued thereon. Any prepayment of the Loan shall be in an amount of SGD$50,000 or multiples thereof. The Loan shall bear interest at the rate of 1.50% per month, any such interest to accrue from day to day and to be calculated based on a 365-day year and is payable on a monthly basis on or before the last day of each successive month.

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

On December 24, 2025, the Company’s wholly owned subsidiary, Finger Motion Company Limited entered into a separate loan agreement with Dr. Liew Yow Ming for a short-term loan facility of SGD$100,000 for working capital purposes. The loan bears interest at 12% per annum, payable monthly, and matures five (5) years from the drawdown date unless otherwise extended by the lender.

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

Note 16 – Senior Secured Convertible Notes

May 2026 Note

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

The Note is convertible, at any time at the Note Investor’s option, into shares of the Company’s common stock (the “Conversion Shares”), at an initial fixed conversion price of $0.94 per share (the “Fixed Conversion Price”), which is subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations, and other customary events. In addition, during each monthly period specified in the Note (each, a “Monthly Redemption Conversion Period”), the Note Investor may convert up to $1,000,000 in aggregate principal amount of the Note (plus all accrued and unpaid amounts thereon) at a “Redemption Conversion Price” equal to the lower of (i) the Fixed Conversion Price then in effect and (ii) 90% of the lowest daily volume-weighted average price of the Common Stock during the seven consecutive trading days ending on and including the applicable date of conversion or the first trading day of the applicable Monthly Redemption Conversion Period, in each case subject to a floor price (the “Floor Price”) initially set at 20% of the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635) on the trading day prior to the date of the May 2026 Note Purchase Agreement, which resets automatically every six months. If the Company is unable to issue Conversion Shares due to the exchange cap described below or if a Floor Price condition exists, the Note Investor may require the Company to satisfy the applicable monthly conversion amount in cash at a 7.5% premium.

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

In connection with the May 2026 Note Purchase Agreement, the Company entered into a registration rights agreement with the Note Investor. The Company also entered into a security agreement with the Note Investor (the “May Security Agreement”), pursuant to which the Company granted to the Note Investor, acting as collateral agent, a first-priority security interest in substantially all of the Company’s personal property assets, subject to customary permitted liens and excluded assets, as set forth in the Security Agreement.

During the six months ended August 31, 2026, the Note Investor converted an aggregate of $2,065,567 of principal under the May 2026 Note into 12,248,843 shares of the Company’s common stock at conversion prices ranging from $0.1620 to $0.3442 per share.

August 2026 Note

On August 16, 2026, the Company entered into a securities purchase agreement (the “August Purchase Agreement” with an institutional investor (the “Investor”) pursuant to which the Company issued a senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000, together with a common stock purchase warrant to purchase up to 4,092,993 shares of the Company’s common stock. The Note bears no interest (except upon an event of default) and, unless earlier converted or redeemed, will mature on the first anniversary of the closing date under the Agreement (the “Closing Date”). At closing, the Company received $4,300,000, of which $1.3 million was immediately available to the Company and the remaining $3.0 million will be held in a DACA account in the name of the Company to be released upon meeting certain release conditions as set forth in the Purchase Agreement.

The Note is convertible, at any time at the Investor’s option, into shares of the Company’s common stock (the “Conversion Shares”), at an initial fixed conversion price of $0.35 per share (the “Fixed Conversion Price”), which is subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations, and other customary events. In addition, during each monthly period specified in the Note (each, a “Monthly Redemption Conversion Period”), the Investor may convert up to the remaining principal amount of the Note (plus all accrued and unpaid amounts thereon) at a “Redemption Conversion Price” equal to the lower of (i) the Fixed Conversion Price then in effect and (ii) 90% of the lowest daily volume-weighted average price of the Common Stock during the seven consecutive trading days ending on and including the applicable date of conversion or the first trading day of the applicable Monthly Redemption Conversion Period, in each case subject to a floor price (the “Floor Price”) initially set at 20% of the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635) on the trading day prior to the date of the Purchase Agreement, which resets automatically every six months. If the Company is unable to issue Conversion Shares due to the exchange cap described below or if a Floor Price condition exists, the Investor may require the Company to satisfy the applicable monthly conversion amount in cash at a 7.5% premium.

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

The Note also contains additional conversion, redemption, and put mechanics, including (i) an optional redemption right in favor of the Company, exercisable after 40 trading days following the effective date of the initial resale registration statement, at a price equal to 115% of the Outstanding Value of the Note, (ii) a change of control put right entitling the Investor to require redemption of the Outstanding Value under the Note at a premium upon the occurrence of a change of control transaction, and (iii) a subsequent placement redemption right entitling the Investor to require the Company to apply up to 30% of the gross proceeds of such subsequent placement to redeem at a price equal to 115% of the Outstanding Value being redeemed, in each case subject to the terms and conditions set forth in the Note.

The Purchase Agreement contains customary representations, warranties, and agreements of the Company and the Investor, and customary indemnification rights and obligations of the parties. The Company has agreed to seek stockholder approval for the issuance of Conversion Shares in excess of 19.99% of the outstanding shares of Common Stock as of the date of the Purchase Agreement. Absent such approval (or an opinion of outside counsel that stockholder approval is not required), the Company may not issue Conversion Shares in excess of 12,256,260 shares in the aggregate (the “Exchange Cap”). Conversions are also subject to a 9.99% beneficial ownership limitation.

In addition, the Company issued the Investor a Warrant exercisable into 4,092,993 shares of Company common stock (the “Warrant Shares”). The Warrant carries a five-year term and is subject to a price adjustment should the Company issue securities below the exercise price of the warrant which is the fixed conversion price of the Note. The Warrant and the Warrant Shares will be issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement with the Investor (the “August Registration Rights Agreement”), pursuant to which the Company has agreed to file a resale registration statement to register for resale a number of shares of Common Stock equal to 150 % of the maximum number of Conversion Shares issuable upon conversion of the Note (subject to adjustment under the Registration Rights Agreement) and 100% of the number of Warrant Shares issuable upon exercise of the Warrant (subject to adjustment under the Registration Rights Agreement) no later than 15 calendar days after the date of the Registration Rights Agreement, and to use best efforts to cause such registration statement to be declared effective within the effectiveness deadlines specified thereunder.

The Company also entered into a security agreement with the Investor (the “August Security Agreement”), pursuant to which the Company granted to the Investor, acting as collateral agent, a first-priority security interest in substantially all of the Company’s personal property assets, subject to customary permitted liens and excluded assets, as set forth in the Security Agreement.

Note 17 – Related Party Transactions

In the ordinary course of business, the Company engages in transactions with its principal stockholders, affiliates, and executive officers. These transactions are carried out on terms comparable to those that would be obtained in arm-length dealings with unrelated third parties.

At August 31, 2026 and February 28, 2026, the Company engaged in the following transactions with ZhongXin Marine (Zhoushan) Satellite Communications Equipment Co., Ltd., which holds a 30% non-controlling interest in the Company’s subsidiary:

	August 31, 2026	February 28, 2026
Related party transaction
Purchases of two satellite portable stations	$—	$15,270
Jinhua project traffic fees	$8,041	—
Yantai Wanhua project: satellite equipment	$35,519	—
Sichuan project	263	—
Research & Development	$27,728	—

The following balances were outstanding at the end of the reporting periods:

	August 31, 2026	February 28, 2026

Related party payable	$7,165	$7,938

	August 31, 2026	February 28, 2026

Related party prepayment	$3,107	$—

Note 18 - Financial Instruments

The Company’s senior secured convertible notes are accounted for as liabilities and are subsequently measured at amortized cost. The Company evaluated the embedded conversion features of the convertible notes in accordance with ASC 815, Derivatives and Hedging, and determined that the conversion features require bifurcation and separate accounting as derivative liabilities.

The Company also determined that the common stock purchase warrant issued in connection with the August 2026 senior secured convertible note constitute a freestanding financial instrument and that the warrant requires separate accounting as a derivative liability.

The derivative liabilities are measured at fair value at each reporting date, with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Debt discounts are amortized to interest expense over the contractual terms of the convertible notes using the effective interest method.

As of August 31, 2026, the carrying amounts of the convertible notes and related derivative liabilities were as follows:

As of August 31, 2026

Convertible Notes	$2,955,705
Derivative liabilities – Conversion	2,357,445
Derivative liabilities – Warrant	708,334
$6,021,484

Note 19 - Subsequent Events

Subsequent to August 31, 2026, on September 2, 2026, the holder exercised pre-funded warrants to purchase 6,708,611 shares of the Company’s common stock at the exercise price of $0.0001 per share.

Subsequent to August 31, 2026, the Company fully repaid the SGD500,000 and SGD150,000 loans previously advanced by Dr. Liew Yow Ming, together with all accrued interest thereon. Following these repayments, a separate loan from Dr. Liew Yow Ming with a principal amount of US$100,000 remained outstanding.

Subsequent to August 31, 2026, the Company filed a registration statement covering the resale of shares of common stock issuable upon conversion of the August 2026 senior secured convertible note and exercise of the related common stock purchase warrant.

On September 23, 2026, the Company entered into a share purchase agreement to acquire 100% of the outstanding shares of Newbit Technology Inc. for a total cash purchase price of $2,300,000. Newbit Technology Inc. holds the Brooks Campus #1 site located in the County of Newell, Alberta, Canada. The closing of the acquisition is subject to customary closing conditions and is expected to occur on or before October 29, 2026.

On September 30, 2026, the Company entered into a binding agreement to acquire approximately 20.2 acres of land located in Hanna, Alberta, Canada, for the development of the Company’s Hanna Campus #1. The transaction is subject to a due diligence period and customary closing conditions.

On October 6, 2026, the Company held a Special Meeting of Stockholders. At the Special Meeting, the Company’s stockholders approved the issuance of shares of common stock pursuant to the May 2026 and August 2026 senior secured convertible notes in excess of the applicable Nasdaq exchange cap. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares.

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

Cautionary Note Regarding Forward-Looking Statements

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Quarterly Report on Form 10-Q for the six months ended August 31, 2026, and our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and Item 1A - Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from February 28, 2026, our most recently completed year end, to August 31, 2026, and our results of operations for the six months ended August 31, 2026, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

New Business Plan- Behind-the-Meter Data Centers

The Company announced an additional business plan on August 27, 2026, a strategic plan developed by new management with BlueFlare Energy Solutions Inc. (“BlueFlare”) for behind-the-meter (“BTM”) artificial intelligence (“AI”) and high-performance computing (“HPC”) infrastructure in North America.

The Company believes its new business model provides a reasonable foundation for a viable business by leveraging BlueFlare’s existing operating platform (site origination, on-site natural gas power generation, modular construction, load management and field operations), rather than building those capabilities from scratch.

Since we just recently embarked on this new business strategy, it is premature to comment upon potential revenue and expenses except to comment that this business is capital intensive and we do not expect to generate revenue from this new initiative until approximately nine months after a project is in full development. As a result, this MD&A does not include any projected revenues, costs or capital requirements for this new business strategy.

To date, we have disclosed the targets and goals we have set with respect to this new business - permitting of ten 9.9 MW sites by the end of the first quarter of 2027, first energization as early as late fourth quarter 2026, data-hall turnover on the order of 18 months from permit award—depend on counterparties, regulators, equipment vendors, weather, and financing that we do not control. Failure to meet those targets would not necessarily indicate a defect in the 9.9 MW BTM concept, but it would delay revenue and could impair investor confidence and project finance.

Corporate Information

The Company is a Delaware-incorporated holding company and conducts a significant part of its operations through subsidiaries and contractual arrangements with affiliated entities in the PRC, including Shanghai JiuGe Information Technology Co., Ltd. (“JiuGe Technology”, “our VIE” or “the VIE”). The Company’s operations in the PRC are primarily carried out through its wholly owned subsidiaries and Shanghai JiuGe Business Management Co., Ltd. (“JiuGe Management”, “our WFOE” or “the WFOE”), a wholly foreign-owned enterprise (“WFOE”), which has entered into a series of contractual agreements with the VIE and its respective shareholder.

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

The following is a list of all of our subsidiaries and the corresponding place of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

Name of Entity	Place of Incorporation / Formation	Ownership Interest
Finger Motion Company Limited (1)	Hong Kong	100%
Finger Motion (CN) Global Limited (2)	Samoa	100%
Finger Motion (CN) Limited (3)	Hong Kong	100%
Shanghai JiuGe Business Management Co., Ltd.(4)	PRC	100%
Shanghai JiuGe Information Technology Co., Ltd.(5)	PRC	Contractually controlled (5)
Beijing XunLian TianXia Technology Co., Ltd.(6)	PRC	Contractually controlled
Finger Motion Financial Group Limited(7)	Samoa	100%
Finger Motion Financial Company Limited(8)	Hong Kong	100%
Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd.(9)	PRC	Contractually controlled
Shanghai KeShunXiang Automobile Service Co., Ltd.(10)	PRC	Contractually controlled
Zhejiang ChangXin Communication Equipment Co., Ltd.(11)	PRC	Contractually controlled
Shanghai XiaoYi Bin Tong Technology Co., Ltd.(12)	PRC	Contractually controlled

Notes:

(1)	Finger Motion Company Limited is a wholly owned subsidiary of FingerMotion, Inc.
(2)	Finger Motion (CN) Global Limited is a wholly owned subsidiary of FingerMotion, Inc.
(3)	Finger Motion (CN) Limited is a wholly owned subsidiary of Finger Motion (CN) Global Limited.
(4)	Shanghai JiuGe Business Management Co., Ltd., sometimes referred to in this Quarterly Report as “the WFOE”, is a wholly owned subsidiary of Finger Motion (CN) Limited.
(5)	Shanghai JiuGe Information Technology Co., Ltd., sometimes referred to in this Quarterly Report as “the VIE”, is a variable interest entity that is contractually controlled by Shanghai JiuGe Business Management Co., Ltd.
(6)	Beijing XunLian TianXia Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(7)	Finger Motion Financial Group Limited is a wholly owned subsidiary of FingerMotion, Inc.
(8)	Finger Motion Financial Company Limited is a wholly owned subsidiary of Finger Motion Financial Group Limited.
(9)	Shanghai TengLian JiuJiu Information Communication Technology Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(10)	Shanghai KeShunXiang Automobile Service Co., Ltd. is a 99% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.
(11)	Zhejiang ChangXin Communication Equipment Co., Ltd. is a 70% owned subsidiary of Shanghai KeShunXiang Automobile Service Co., Ltd.
(12)	Shanghai XiaoYi Bin Tong Technology Co., Ltd. is an 80% owned subsidiary of Shanghai JiuGe Information Technology Co., Ltd.

Because we do not directly hold equity interests in the VIE, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the VIE Agreements among the WFOE, the VIE and the shareholder of the VIE. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations and may cause the value of our shares of common stock to depreciate significantly or become worthless.

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

Overview

The Company is a mobile services, data, and technology company incorporated in Delaware, USA, with its head office located at 700 South Rosemary Avenue, Suite 204, West Palm Beach, FL 33401. As described elsewhere in this Quarterly Report, the Company has been organized as a holding company and conducts a significant part of its operations through its subsidiaries and through contractual agreements with JiuGe Technology, the VIE based in China. The Company indirectly owns 100% of the equity of JiuGe Management, a WFOE that has entered into the VIE Agreements which gives the Company operational control over JiuGe Technology and consolidates its financial results.

The Company organizes its operations in its legacy business across four primary areas: (i) telecommunications products and services, (ii) marketplace platform and digital commerce infrastructure solutions, (iii) data and analytics platform solutions, and (iv) advanced technology and platform solutions.

With respect to its legacy business, the Company’s strategic focus is to continue operating and optimizing its telecommunications products and services business while expanding its higher-margin, technology-driven platform offerings. These offerings include the development and commercialization of its marketplace platforms, data analytics solutions (including applications for insurance and financial services), and critical infrastructure technology platforms. The Company is also focused on enhancing its underlying technology capabilities, including platform scalability, data processing, and system integration, to support growth across multiple industry verticals. The timing and extent of growth in these areas will depend on factors such as market adoption, competitive conditions, regulatory developments, and the Company’s ability to execute its platform development and commercialization strategies.

Additionally, the Company has added an additional business plan which it announced on August 27, 2026. the strategic plan developed by new management with BlueFlare Energy Solutions Inc. (“BlueFlare”) for behind-the-meter (“BTM”) artificial intelligence (“AI”) and high-performance computing (“HPC”) infrastructure in North America.

The Company believes its new business model provides a reasonable foundation for a viable business by leveraging BlueFlare’s existing operating platform (site origination, on-site natural gas power generation, modular construction, load management and field operations), rather than building those capabilities from scratch.

Since August 1, 2026, the new management team has accomplished the following: (i) completed financing activities of approximately $8.3 million in the aggregate; (ii) acquisition of a minority interest in Lyken; (i) binding letters of intent for 12.9 MW of data center power; (iii) announced a 99 MW acquisition plan for data-center buildout; and (iv) secured indications of interest for 52.5 MW of offtake from potential tenants for its data centers.

Lines of Business of the Company’s Legacy Telecommunications Business

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

The Company offers telecommunications-related services in the PRC through its subsidiaries and VIE structure. This line of business includes mobile payment and recharge services, as well as enterprise messaging services such as SMS and MMS. These services historically represent a significant portion of the Company’s revenue.

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

The Marketplace Platform and Digital Commerce Infrastructure line of business is designed to be scalable and extensible across multiple service-based and transaction-oriented industry verticals. The Company focuses on ongoing technology development and platform enhancement, including improvements to system performance, user experience, data analytics integration, and transaction processing efficiency. These initiatives are intended to enhance user engagement, improve transaction conversion rates, and support long-term scalability.

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

The Company provides data analytics and data-driven solutions through its Sapientus platform to insurance companies, financial service providers, and enterprise customers. This line of business represents a key strategic focus and is intended to support the Company’s transition toward higher-margin and scalable services.

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

The Company continues to invest in expanding its data capabilities and analytical models. The performance and growth of this line of business may be affected by market acceptance, regulatory developments, and the Company’s ability to access and utilize data in compliance with applicable laws and regulations.

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

Recent Developments

During the quarter ended August 31, 2026, the resale registration statement relating to shares issuable upon conversion of the Company’s May 2026 senior secured convertible note was declared effective, following which the remaining $1.0 million of the aggregate subscription amount was released to the Company. During the quarter, the Note Investor converted an aggregate of approximately $2.1million of principal into approximately 12.2 million shares of the Company’s common stock.

On August 4, 2026, Martin J. Shen resigned as Chief Executive Officer and a director of the Company. Effective the same date, Jolie Kahn was appointed Chief Executive Officer and a director of the Company. On August 17, 2026, Chris Polimeni was appointed Chief Financial Officer of the Company, succeeding Yew Hon Lee, whose resignation as Chief Financial Officer was accepted by the Board.

Results of Operations

Three Months Ended August 31, 2026 Compared to Three Months Ended August 31, 2025

The following table sets forth our results of operations for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Revenue	$281,076	$8,647,511
Cost of revenue	$(144,561)	$(8,608,771)
Total operating expenses	$(5,665,947)	$(1,528,160)
Total other income (expenses)	$549,664	$(60,104)
Net loss attributable to the Company’s stockholders	$(4,932,239)	$(1,541,010)
Foreign currency translation adjustment	$50,803	$129,045
Comprehensive loss attributable to the Company	$(4,881,435)	$(1,411,965)
Basic Loss Per Share attributable to the Company	$(0.08)	$(0.03)
Diluted Loss Per Share attributable to the Company	$(0.08)	$(0.03)

Revenue

The following table sets forth the Company’s revenue from its lines of business for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025	Change (%)
Telecommunication Products & Services	$253,639	$8,639,881	-97%
Marketplace Platform & Digital Commerce Infrastructure Solutions	$26,628	$6,898	286%
Advanced Technology & Platform Solutions	$809	$585	38%
Data & Analytics Platform Solutions	$—	$147	-100%
Total Revenue	$281,076	$8,647,511	-97%

We recorded $281,076 in revenue for the three months ended August 31, 2026, a decrease of $8,366,435 or 97%, compared to the three months ended August 31, 2025. The decrease was primarily attributed to decreases in revenue of $8,386,242 and $147 from our Telecommunication Product & Services line of business and Data & Analytics Platform Solutions line of business, respectively. These decreases were partially offset by increases in revenue of $19,730 and $224 from our Marketplace Platform & Digital Commerce Infrastructure Solutions and Advanced Technology & Platform Solutions, respectively.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. This operating model requires working capital to support transaction volumes with telecommunications operators and platform partners. During the three-month period ending August 31, 2026, revenue in this line of business decreased significantly compared to the prior year period, primarily due to lower transaction volume. The lower transaction volume was attributable to the Company’s available working capital position during the period. Management continues to monitor transaction volumes, collection cycles and working capital allocation, and intends to deploy available capital selectively based on liquidity, commercial demand and expected returns, and to balance this with capital needs of the new data center business initiative.

Revenue from our Marketplace Platform & Digital Commerce Infrastructure Solutions lone of business increased to $26,628 for the three months ended August 31, 2026, compared to $6,898 for the three months ended August 31, 2025. The DaGe platform and related marketplace initiatives remain at an early stage of commercialization, and revenue will depend on user adoption, business development activities, platform scaling, and available working capital.

Revenue from our Advanced Technology and Platform Solutions line of business have been minimal.

Revenue from our Data and Analytics Platform Solutions line of business have been minimal.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Telecommunication Products & Services	$115,877	$8,594,670
Marketplace Platform & Digital Commerce Infrastructure Solutions	$23,984	$13,624
Advanced Technology & Platform Solutions	$4,700	$477
Total Cost of Revenue	$144,561	$8,608,771

We recorded $144,561 in costs of revenue for the three months ended August 31, 2026, a decrease of $8,464,210 or 98%, compared to the three months ended August 31, 2025. The decrease was primarily attributable to the significant reduction in transaction volume in the Telecommunication Products & Services line of business during the period. As revenue from this line of business decreased, the related product and service costs, including costs associated with mobile recharge, subscription plans and mobile phone sales, decreased correspondingly.

Cost of revenue from the Marketplace Platform & Digital Commerce Infrastructure Solutions line of business increased compared to the prior year period. Cost of revenue from the Advanced Technology & Platform Solutions line of business increased to $4,700 for the three months ended August 31, 2026 from $477 for the three months ended August 31, 2025.

Gross profit

Our gross profit for the three months ended August 31, 2026 was $136,515, compared to $38,740 for the three months ended August 31, 2025, representing an increase of $97,775 or 252%. Gross margin improved to approximately 49% for the three months ended August 31, 2026 from approximately 0.45% for the three months ended August 31, 2025.

The increase in gross profit and gross margin was primarily attributable to a change in revenue mix during the period. Although revenue from the Telecommunication Products & Services line of business decreased significantly compared to the prior year period, the line of business generates gross profit of $137,762, representing a gross margin of approximately 54% during the current period. In addition, the Marketplace Platform & Digital Commerce Infrastructure Solutions line of business generated gross profit of $2,644, representing a gross margin of approximately 10%, while the Advanced Technology & Platform Solutions line of business generated gross loss of $3,891.

Management continues to evaluate revenue opportunities based on both transaction volume and margin contribution, with the objective of supporting sustainable gross profit while managing working capital requirements.

Amortization & Depreciation

We recorded amortization & depreciation of $200,514 for intangible assets and fixed assets for the three months ended August 31, 2026, an increase of $192,748 or 2482%, compared to the three months ended August 31, 2025. The increase resulted from the purchase of software IP.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Accounting	$66,107	$97,764
Consulting	$540,221	$340,715
Entertainment	$44,468	$34,179
IT	$16,954	$25,431
Rent	$22,603	$40,697
Salaries & Wages	$492,591	$568,709
Technical fee	$26,653	$32,026
Travelling	$12,938	$38,017
Others	$131,075	$209,928
Total G&A Expenses	$1,353,610	$1,387,466

We recorded $1,353,610 in general and administrative expenses for the three months ended August 31, 2026, a decrease of $33,856 or 2%, compared to the three months ended August 31, 2025. The decrease was primarily due to lower salaries & wages, traveling, accounting, rent and other miscellaneous expenses compared to the prior year. These decreases were partially offset by higher consulting and entertainment during the period.

General and administrative expenses consist primarily of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our businesses.

Marketing Cost

The following table sets forth the Company’s marketing costs for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Marketing Cost	$351	$18,836

We recorded $351 in marketing costs for the three months ended August 31, 2026, a decrease of $18,485 or 98%, compared to the three months ended August 31, 2025. The decrease was primarily due to lower promotional and business development costs recognized during the period.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Research & Development	$55,028	$77,540

We recorded $55,028 in research & development for the three months ended August 31, 2026, a decrease of $22,512 or 29% compared to the three months ended August 31, 2025. The decrease was primarily due to lower personnel-related costs and reduced development activity during the period. Research and development activities were focused on ongoing platform maintenance and selected project-based development work, with expenditures managed in line with available working capital and project requirements.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Credit impairment loss	$3,980,797	$(71,198)

We recorded $3,980,797 in credit impairment loss for three months ended August 31, 2026, compared to$71,198 for the three months ended August 31, 2025. The increase was primarily attributable to a higher allowance for expected credit losses on trade receivables, based on management’s assessment of the aging of outstanding balances, collection experience, current business conditions and expected timing of recoveries.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the three months ended
	August 31, 2026	August 31, 2025
Share compensation expenses	$75,647	$107,750

We incurred fees of $75,647 in share issuance for consultants in consideration of services and stock option compensation expense for the three months ended August 31, 2026 as compared to $107,750 for the three months ended August 31, 2025. The decrease of $32,103 or 30% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $5,665,947 in operating expenses for the three months ended August 31, 2026, as compared to $1,528,160 in operating expenses for the three months ended August 31, 2025. The increase of $4,137,787 or 271%, for the three months ended August 31, 2026 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $4,932,239 for the three months ended August 31, 2026 and $1,541,010 for the three months ended August 31, 2025. The increase in net loss attributable to the Company’s shareholders of $3,391,229 or 220% resulted primarily from the credit impairment loss and other items as discussed above.

Six Months Ended August 31, 2026 Compared to Six Months Ended August 31, 2025

The following table sets forth our results of operations for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Revenue	$931,165	$17,106,254
Cost of revenue	$(586,172)	$(16,914,993)
Total operating expenses	$(7,808,506)	$(3,669,611)
Total other income (expenses)	$473,961	$(93,935)
Net loss attributable to the Company’s stockholders	$(6,932,566)	$(3,549,566)
Foreign currency translation adjustment	$240,477	$281,354
Comprehensive loss attributable to the Company	$(6,691,472)	$(3,268,754)
Basic Loss Per Share attributable to the Company	$(0.11)	$(0.06)
Diluted Loss Per Share attributable to the Company	$(0.11)	$(0.06)

Revenue

The following table sets forth the Company’s revenue from its lines of business for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025	Change (%)
Telecommunication Products & Services	$756,311	$16,951,135	-96%
Marketplace Platform & Digital Commerce Infrastructure Solutions	$38,567	$17,836	116%
Advanced Technology & Platform Solutions	$136,287	$109,826	24%
Data & Analytics Platform Solutions	$—	$27,457	-100%
Total Revenue	$931,165	$17,106,254	-95%

We recorded $931,165 in revenue for the six months ended August 31, 2026, a decrease of $16,175,089 or 95%, compared to the six months ended August 31, 2025. The decrease was primarily attributed to decreases in revenue of $16,194,824 and $27,457 from our Telecommunication Product & Services line of business and Data & Analytics Platform Solutions line of business, respectively. These decreases were partially offset by increases in revenue of $20,731 and $26,461 from our Marketplace Platform & Digital Commerce Infrastructure Solutions and Advanced Technology & Platform Solutions, respectively.

We principally earn revenue by providing mobile payment and recharge services to customers of telecommunications companies in China. This operating model requires working capital to support transaction volumes with telecommunications operators and platform partners. During the six-month period ending August 31, 2026, revenue in this line of business decreased significantly compared to the prior year period, primarily due to lower transaction volume. The lower transaction volume was attributable to the Company’s available working capital position during the period. Management continues to monitor transaction volumes, collection cycles and working capital allocation, and intends to deploy available capital selectively based on liquidity, commercial demand and expected returns.

Revenue from our Marketplace Platform & Digital Commerce Infrastructure Solutions line of business increased to $38,567 for the six months ended August 31, 2026 compared to $17,836 for the six months ended August 31, 2025. The DaGe platform and related marketplace initiatives remain at an early stage of commercialization, and revenue will depend on user adoption, business development activities, platform scaling, and available working capital.

Revenue from our Advanced Technology and Platform Solutions line of business increased to $136,287 for the six months ended August 31, 2026, compared to $109,826 for the six months ended August 31, 2025. Revenue in this line of business was primarily project-based and related to delivery and deployment activities under the Company’s command and communication platform initiatives, including the delivery of two vehicles to a local emergency bureau in Zhejiang Province during the period as compared to 1 vehicle delivery and 2 accessories for the six months ended August 31, 2025. Revenue from this line of business may vary from period to period depending on customer procurement schedules, delivery timing and project implementation progress.

No revenue was generated from our Data and Analytics Platform Solutions line of business during the six months ended August 31, 2026, compared to $27,457 for the prior year period. Activity in this line of business remains limited and is currently conducted on a project basis.

Cost of Revenue

The following table sets forth the Company’s cost of revenue for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Telecommunication Products & Services	$473,840	$16,789,322
Marketplace Platform & Digital Commerce Infrastructure Solutions	$34,252	$36,114
Advanced Technology & Platform Solutions	$78,080	$89,557
Total Cost of Revenue	$586,172	$16,914,993

We recorded $586,172 in costs of revenue for the six months ended August 31, 2026, a decrease of $16,328,821 or 97%, compared to the six months ended August 31, 2025. The decrease was primarily attributable to the significant reduction in transaction volume in the Telecommunication Products & Services line of business during the period. As revenue from this line of business decreased, the related product and service costs, including costs associated with mobile recharge, subscription plans and mobile phone sales, decreased correspondingly.

Cost of revenue from the Marketplace Platform & Digital Commerce Infrastructure Solutions line of business also decreased compared to the prior year period, reflecting the limited scale of activity during the quarter. Cost of revenue from the Advanced Technology & Platform Solutions line of business decreased to $78,080 for the six months ended August 31, 2026 from $89,557 for the six months ended August 31, 2025, while revenue from this line of business increased, reflecting project-specific margins during the period.

Gross profit

Our gross profit for the six months ended August 31, 2026 was $334,993, compared to $191,261 for the six months ended August 31, 2025, representing an increase of $153,732 or 80%. Gross margin improved to approximately 37% for the six months ended August 31, 2026 from approximately 1% for the six months ended August 31, 2025.

The increase in gross profit and gross margin was primarily attributable to a change in revenue mix during the period. Although revenue from the Telecommunication Products & Services line of business decreased significantly compared to the prior year period, the line of business generates gross profit of $282,471, representing a gross margin of approximately 37% during the current period. In addition, the Advanced Technology & Platform Solutions line of business generated gross profit of $4,315, representing a gross margin of approximately 11%, while the Marketplace Platform & Digital commerce Infrastructure Solutions line of business generated gross profit of $58,207, representing a gross margin of approximately 43%.

Management continues to evaluate revenue opportunities based on both transaction volume and margin contribution, with the objective of supporting sustainable gross profit while managing working capital requirements.

Amortization & Depreciation

We recorded depreciation of $398,106 for fixed assets for the six months ended August 31, 2026, an increase of $379,787 or 2073%, compared to the six months ended August 31, 2025. The increase resulted from the purchase of software IP.

General & Administrative Expenses

The following table sets forth the Company’s general and administrative expenses for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Accounting	$102,947	$147,643
Consulting	$924,894	$796,324
Entertainment	$77,118	$79,267
IT	$35,103	$36,209
Rent	$57,066	$72,318
Salaries & Wages	$925,755	$1,180,754
Technical fee	$188,932	$63,743
Travelling	$33,173	$117,204
Others	$245,168	$404,431
Total G&A Expenses	$2,590,156	$2,897,892

We recorded $2,590,156 in general and administrative expenses for the six months ended August 31, 2026, a decrease of $307,736 or 11%, compared to the six months ended August 31, 2025. The decrease was primarily due to lower salaries & wages, traveling, accounting, rent and other miscellaneous expenses compared to the prior year. These decreases were partially offset by higher consulting and technical fee during the period.

General and administrative expenses consist primarily of personnel-related costs, professional and accounting services, and general office and operational expenses necessary to support regulatory compliance. These expenses include ongoing costs associated with corporate governance, audit and regulatory filings, consulting and advisory services, as well as operational support across our businesses.

Marketing Cost

The following table sets forth the Company’s marketing cost for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Marketing Cost	$48,380	$30,942

We recorded $48,380 in marketing costs for the six months ended August 31, 2026, an increase of $17,438 or 56%, compared to the six months ended August 31, 2025. The increase was primarily due to higher promotional and business development costs recognized during the period.

Research & Development

The following table sets forth the Company’s research & development for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Research & Development	$111,308	$250,192

We recorded $111,308 in research & development for the six months ended August 31, 2026, a decrease of $138,884 or 56% compared to the six months ended August 31, 2025. The decrease was primarily due to lower personnel-related costs and reduced development activity during the period. Research and development activities were focused on ongoing platform maintenance and selected project-based development work, with expenditures managed in line with available working capital and project requirements.

Credit Impairment Loss

The following table sets forth the Company’s credit impairment loss for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Credit impairment loss	$4,503,743	$236,769

We recorded $4,503,743 in credit impairment loss for six months ended August 31, 2026, compared to $236,769 for the six months ended August 31, 2025. The increase was primarily attributable to a higher allowance for expected credit losses on trade receivables, based on management’s assessment of the aging of outstanding balances, collection experience, current business conditions and expected timing of collections.

Share Compensation Expenses

The following table sets forth the Company’s share compensation expenses for the periods indicated:

	For the six months ended
	August 31, 2026	August 31, 2025
Share compensation expenses	$156,813	$235,497

We incurred fees of $156,813 in share issuance for consultants in consideration of services and stock option compensation expense for the six months ended August 31, 2026 as compared to $235,497 for the six months ended August 31, 2025. The decrease of $78,684 or 33% was due to the reduced engagement of consultants to the Company that were compensated with shares of our common stock, which highlights our effort to minimize equity issuances as part of our broader financial strategy to optimize equity issuances. However, we will continue to employ equity compensation for consultants selectively, aligning with our strategic and financial objectives.

Operating Expenses

We recorded $7,808,506 in operating expenses for the six months ended August 31, 2026, as compared to $3,669,611 in operating expenses for the six months ended August 31, 2025. The increase of $4,138,895 or 113%, for the six months ended August 31, 2026 is as set forth above.

Net Loss attributable to the Company’s shareholders

The net loss attributable to the Company’s shareholders was $6,932,566 for the six months ended August 31, 2026 and $3,549,566 for the six months ended August 31, 2025. The increase in net loss attributable to the Company’s shareholders of $3,383,000 or 95% resulted primarily from the credit impairment loss as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of August 31, 2026 and February 28, 2026:

	As at August 31, 2026	As at February 28, 2026
Cash reserves	$2,135,825	$68,596
Working capital	$1,827,367	$6,093,153

At August 31, 2026, we had cash and cash equivalents of $2,135,825, as compared to cash and cash equivalents of $68,596 at February 28, 2026.

The increase in cash was primarily attributable to proceeds received from the issuance of the senior secured convertible notes in May and August 2026. The May 2026 financing provided aggregate subscription proceeds of $4.3 million, of which $3.3 million was received at the initial closing and the remaining $1.0 million was subsequently released to the Company. The August 2026 financing provided aggregate subscription proceeds of $4.3 million, of which $1.3 million was available to the Company as of August 31, 2026, with the remaining $3.0 million subject to restrictions. These financing proceeds were partially offset by cash used in operating activities during the period.

Working capital decreased to $1,827,367 at August 31, 2026 from $6,093,153 at February 28, 2026. The decrease was primarily attributable to the Company’s operating activities during the period and the recognition of the current obligations associated with the convertible note financings.

Our business model, particularly in mobile payment, requires periodic fund deposits with telecommunication operators and platform partners to support transaction volumes. During the six months ended August 31, 2026, the Company’s available working capital affected the level of transaction activity that it was able to support. Management continues to monitor cash flows, collection cycles, payment terms and working capital allocation.

The Company’s ability to support its operations and execute its business strategy will depend on a combination of operational cash flows, effective working capital management, and access to additional financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Statement of Cashflows

The following table provides a summary of cash flows for the periods presented:

	For the six months ended
	August 31, 2026	August 31, 2025
Net cash used in operating activities	$(3,490,279)	$(3,086,249)
Net cash used in investing activities	$(39,505)	$(1,826)
Net cash provided by financing activities	$5,600,000	$2,205,493
Effect of exchange rates on cash & cash equivalents	$(2,987)	$(23,717)
Net decrease in cash and cash equivalents	$2,067,229	$(906,299)

Cash Flow used in Operating Activities

Net cash used in operating activities was $3,490,279 for the six months ended August 31, 2026 compared to $3,086,249 the six months ended August 31, 2025. The increase in net cash used in operating activities was primarily attributable to changes in operating assets and liabilities, including accounts receivable, prepayments and deposits, accounts payable and other accrued liabilities.

Cash Flow used in Investing Activities

During the six months ended August 31, 2026, net cash used in investing activities was $39,505, compared to $1,826 for the six months ended August 31, 2025. This is due to the renovation works for the newly leased company premise.

Cash Flow provided by Financing Activities

During the six months ended August 31, 2026, net cash provided by financing activities was $5,600,000 compared to $2,205,493 for the six months ended August 31, 2025. The increase was primarily attributable to proceeds received from the Company’s May 2026 and August 2026 senior secured convertible note financings. In May 2026, the Company issued a senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000. The financing provided aggregate subscription proceeds of $4,300,000, of which $3,300,000 was received at the initial closing and the remaining $1,000,000 was subsequently released to the Company.

In August 2026, the Company issued an additional senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000. The financing provided aggregate subscription proceeds of $4,300,000, of which $1,300,000 was available to the Company as of August 31, 2026, with the remaining $3,000,000 subject to restrictions. See Note 16 to the unaudited condensed consolidated financial statements for further information regarding these financings.

Legacy Business Capital Allocation Strategy

Our capital allocation strategy focuses on:

1.	Supporting Core Business Operations – Maintaining adequate working capital to support the telecommunications products and services business at sustainable transaction volumes while optimizing capital efficiency.

2.	Selective Platform Investments – Allocating capital to platform-based initiatives (C2 Platform, DaGe Platform, JiuGe Procurement Platform, Sapientus solutions) based on commercial traction, market opportunity, and potential return on investment.

3.	Strategic Acquisitions – Pursuing selective acquisition opportunities that provide complementary technology capabilities, expand market access, enhance operational scale, or accelerate platform development.

4.	Regional Expansion – Investing in market entry and business development activities in Southeast Asian markets, such as Indonesia and Thailand, for the C2 Platform and Sapientus solutions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Subsequent to August 31, 2026, holders of the Company’s pre-funded warrants exercised warrants to purchase 6,708,611 shares of common stock. Following the exercise, no pre-funded warrants to purchase remained outstanding.

Subsequent to August 31, 2026, the Company fully repaid the SGD500,000 and SGD150,000 loans previously advanced by Dr. Liew Yow Ming, together with all accrued interest thereon. Following these repayments, a separate loan from Dr. Liew Yow Ming with a principal amount of US$100,000 remained outstanding.

On September 23, 2026, the Company entered into a share purchase agreement to acquire 100% of the outstanding shares of Newbit Technology Inc. for a total cash purchase price of $2,300,000. Newbit Technology Inc. holds the Brooks Campus #1 site located in the County of Newell, Alberta, Canada. The closing of the acquisition is subject to customary closing conditions and is expected to occur on or before October 29, 2026.

On September 28, 2026, the Company filed a registration statement on Form S-3 with the SEC to register up to $50,000,000 of securities for potential future offerings. The registration statement had not been declared effective by the SEC as of the date of filing.

On September 30, 2026, the Company entered into a binding agreement to acquire approximately 20.2 acres of land located in Hanna, Alberta, Canada, for the development of the Company’s Hanna Campus #1. The transaction is subject to a due diligence period and customary closing conditions.

On October 6, 2026, the Company held a Special Meeting of Stockholders. At the Special Meeting, the Company’s stockholders approved the issuance of shares of common stock pursuant to the May 2026 and August 2026 senior secured convertible notes in excess of the applicable Nasdaq exchange cap. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares.

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

Recently Issued Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on such evaluation of our disclosure controls and procedures as of August 31 2026, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of August 31, 2026. Management has continued to monitor the implementation of the remediation plan described below.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026 in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, Management concluded that certain aspects of the Company’s internal control over financial reporting as of August 31, 2026, were not effective.

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

Notwithstanding the assessment that our ICFR was not effective as of August 31, 2026 and that there is a material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Alberta Data Center and Powered-Land Business

We have limited operating history in data centers, generation, or powered land, and the Alberta program may never generate material revenue.

Our historical business is mobile payments and related services in China. The Alberta program—owning project companies that hold land, permits, on-site generation, and modular data halls, and contracting capacity to AI/HPC customers—is a new line of business. As of the date of this report, we have not energized a commercial 9.9 MW site, have not recognized operating revenue from this business, and have not executed binding long-term offtake for the ten-site program. Failure to complete permitting, gas supply, construction, or customer contracts on acceptable terms would leave us with holding costs and impairment risk and could cause the strategy to fail.

Our model depends on completing and operating many small, separately permitted 9.9 MW sites rather than a single large campus.

Each site is intended to stay below the 10 MW individual power-plant threshold under Alberta Utilities Commission Rule 007 and to operate behind the meter under an Industrial System Designation (or equivalent self-supply structure). That structure is designed to avoid transmission interconnection queues and large-load regulation that applies to facilities of 75 MW or more. It also means we must repeat land control, gas interconnection at the parcel, municipal and AUC permitting, construction, commissioning, and operations across ten sites and four campus zones. Delay or denial at one site does not automatically stop the others, but it also means we do not obtain the single-campus scale, shared electrical infrastructure, or customer “campus” branding of a hyperscale facility. If the 9.9 MW envelope is later interpreted more restrictively, or if aggregation of nearby sites is treated as a single large facility, we could lose the permitting path on which the program is built.

We may be unable to obtain or maintain the permits and designations our sites require.

Each site is expected to require, among other things, municipal development approval, Alberta Environment and Protected Areas authorizations, AUC Rule 007 power-plant approval for a facility under 10 MW, and an Industrial System Designation or other lawful self-supply arrangement. Timelines we have disclosed (including a target of fully permitted sites within a defined period after release to work, and program-wide permitting by the end of the first quarter of 2027) are targets, not approvals. Conditions, appeals, information requests, changes in Rule 007 practice, or denial of an Industrial System Designation could delay energization, increase cost, or make a site uneconomic. Because generation and load are intended to remain on site, we do not face Alberta Electric System Operator large-load interconnection allocation in the same way as grid-connected hyperscale projects; we remain exposed to changes in provincial self-supply, emissions, methane, and industrial-system rules.

We depend on BlueFlare (and a small number of Alberta vendors) for development, construction, and field operations.

Development, construction, and site operations are expected to be performed by BlueFlare Group Holdings Inc. or its affiliates, which is not expected to take title to project assets. We do not have a large internal Alberta construction or plant-operations organization. If BlueFlare is unable or unwilling to perform, if the commercial arrangements are not documented on the terms we expect, or if we cannot replace that capability at comparable cost and speed, sites will be delayed or stranded. Concentration of technical know-how in one development partner is a material risk for a distributed 9.9 MW fleet.

Natural gas supply, local delivery, and fuel price are core operating risks, even though we do not depend on the Alberta power grid.

Sites are planned next to producing or recently producing gas infrastructure so that fuel can be delivered at or near the parcel boundary and electricity generated and consumed on site. That design is intended to avoid grid interconnection, transmission tariffs, and the AESO large-load queue. It substitutes gas-market and midstream risk: wellhead or plant outages, gathering or lateral constraints, commodity-price spikes, producer insolvency, take-or-pay imbalance, quality specifications, and winter deliverability. A 9.9 MW site has a smaller absolute fuel requirement than a hyperscale campus, but it has little on-site fuel diversity. Interruption at a single adjacent facility can take a whole site offline. We may not have fully executed, long-tenor, fixed-price gas contracts for the program.

Equipment lead times and cost inflation apply to modular generation and halls, not only to large turbines.

Global tightness in gas generation equipment is most acute for large frame turbines used by hyperscalers. Our sites are expected to use multiple smaller generating units, modular data halls, switchgear, cooling skids, and battery or bridging equipment. Those categories also face lengthening lead times, price increases, and commissioning risk. A missed genset or hall delivery can idle an entire 9.9 MW site. We may be required to place deposits long before offtake and project financing are closed.

Modular construction reduces some civil-works risk and creates others.

Halls and generation are intended to be factory-built or skid-mounted and assembled on prepared pads. That can shorten field construction relative to a poured hyperscale hall, but it introduces factory-slot risk, transport of oversized modules on Alberta roads (seasonal weight restrictions, weather, permitting), interface risk among vendors, and warranty complexity. Site work in Brooks, Coronation, Fox Creek, and Vulcan still requires foundations, gas and electrical interconnects, fiber laterals, security, and winter-capable access. Modular does not eliminate construction delay.

We may be unable to contract capacity on take-or-pay or other terms that support construction capital.

Our stated approach is to contract capacity before committing construction capital to a site. Customers are expected to provide their own GPUs, servers, network gear, and software; we provide powered land, generation to the rack, cooling, white space, security, and operations. That splits capex but also means utilization, density, and thermal design depend on customer equipment we do not control. Enterprise and mid-market AI/HPC buyers may demand shorter terms, higher SLAs, or more redundancy than a single 9.9 MW islanded plant can offer. If offtake lags permitting, we will hold permitted land at carrying cost. If we build ahead of contracts, we take merchant or Bitcoin-flex utilization risk.

Each 9.9 MW site has a smaller addressable customer set than a hyperscale campus.

A site of this size is generally better suited to inference, enterprise HPC, or partitioned colocation than to frontier model training that seeks hundreds of megawatts in one hall. Customers that require massive contiguous clusters, diverse utility feeds, or multi-building campuses may not use our product. Conversely, if inference demand is weaker or more price-sensitive than expected, we may not fill ten sites. Campus grouping (several separately permitted 9.9 MW sites under one field organization) is intended to offer expansion without a single 75 MW+ regulated facility; customers may still view the product as fragmented.

Alberta climate and operating conditions differ from the heat- and water-constrained markets often described in data-center risk factors; they create a different set of physical risks.

Our sites are in Alberta. Mean summer temperatures and humidity are lower than in many U.S. Sun Belt data-center markets, which reduces—but does not eliminate—the need for high-capacity evaporative or adiabatic cooling and the associated water withdrawals that characterize large campuses in arid regions. We do not currently expect water scarcity or extreme heat derates to be the primary physical constraint on these 9.9 MW plants. Material physical risks instead include extreme cold, freeze-off of gas supply or cooling circuits, snow and ice limiting access and maintenance, chinook-driven temperature swings, wildfire smoke affecting air-cooled equipment and filters, and spring road bans that delay module delivery. Cooling design, winterization, and spare-parts logistics must be specified for that climate. A design copied from a hot climate hyperscale campus would be mismatched.

Political and permitting opposition of the kind seen against some large U.S. or coastal hyperscale campuses is not the principal near-term risk we identify in rural Alberta, but it is not zero.

Alberta policy has been explicitly oriented toward attracting data-center investment on a “bring your own power” basis, and our sites are sized and sited as small industrial plants next to existing gas activity rather than as multi-hundred-megawatt campuses on the edge of major cities. We therefore do not treat organized political shutdown or water-rights campaigns as the base-case permitting risk. Residual risks remain: municipal land-use conditions, Indigenous consultation and treaty-related process, federal impact-assessment or methane/carbon rules, changes in government, and local nuisance, noise, or flaring concerns. Any of those can add time and cost. A change in Alberta’s self-supply or data-centre regulation could be more consequential than activism.

Fiber, latency, and remote-site operations may limit the product.

Rural or semi-rural Alberta parcels that are attractive for gas may be less attractive for carrier diversity and low-latency paths to U.S. or Toronto/Vancouver interconnects. Identified fiber routes can fail to materialize on schedule or at the capacity customers require. A 9.9 MW islanded plant still needs reliable transport; without it, the hall is stranded generation.

Project-level ownership and financing may not close on acceptable terms.

Each site is expected to sit in a dedicated Alberta project company that we own, with BlueFlare providing services and taking no title. Construction capital is expected to attach at the project level against contracted cash flows. We are a small-cap issuer with limited parent liquidity relative to a ten-site, 99 MW program. If lenders require more sponsor equity, completion guarantees, or offtake quality than we can provide, sites will stall after permitting. Cross-default or parent support, if given, could transmit project risk to the listed company.

Regulatory, tax, and cross-border structure risk.

Project companies, land, and operations will be in Canada; the parent is a Delaware corporation with a historical China operating footprint. We will be exposed to Canadian federal and Alberta tax, withholding, transfer-pricing, GST, carbon-pricing or output-based allocation rules, and any future border or investment-review measures. Currency mismatch (CAD costs and, potentially, USD customer contracts) can move project IRRs. Our China businesses continue to require management attention and capital and remain subject to PRC regulatory risk; that distraction or a need to fund China operations could slow Alberta execution.

Insurance, environmental, and operational incidents at a small unmanned or lightly staffed site can take the entire plant offline.

A 9.9 MW islanded site has less internal redundancy than a multi-hall hyperscale campus with multiple substations. Generator failure, fire in a modular hall, gas leak, or control-system fault can interrupt all critical IT load at that site. Insurance for generation-plus-compute in rural Alberta may be costly or limited. Environmental liability for spills, emissions, or noise sits with the project company and, depending on structuring, could reach the parent.

Competition and technology change.

Other developers are pursuing Alberta BTM and grid-tethered capacity. Hyperscalers that obtain scarce AESO allocations or build large tethered plants may set price and SLA expectations we cannot match at 9.9 MW. Modular hall and cooling standards will change with rack density. If customer GPU thermal design outruns our permitted envelope or cooling plant, we may need new permits or stranded halls.

Bitcoin or other flexible load, if used to firm a site before AI offtake, introduces commodity and policy risk.

Some early concepts contemplated co-located Bitcoin mining as a load-following sink. Bitcoin hash price, equipment cost, and any future Alberta or federal treatment of digital-asset loads could make that buffer uneconomic, leaving generation without a customer.

Forward-looking timelines we have announced are subject to substantial uncertainty.

Disclosed targets—permitting of ten 9.9 MW sites by the end of the first quarter of 2027, first energization as early as late fourth quarter 2026, data-hall turnover on the order of 18 months from permit award—depend on counterparties, regulators, equipment vendors, weather, and financing that we do not control. Failure to meet those targets would not necessarily indicate a defect in the 9.9 MW BTM concept, but it would delay revenue and could impair investor confidence and project finance.

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

On August 16, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company issued a senior secured convertible note with an original principal amount of $5,000,000 and an original issue discount of $700,000, together with a common stock purchase warrant to purchase up to 4,092,993 shares of the Company’s common stock. The note has an initial fixed conversion price of $0.35 per share, subject to adjustment in accordance with its terms, and an initial floor price of $0.06 per share.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended August 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

10.1 (1)	Securities Purchase Agreement, dated August 16, 2026, by and between FingerMotion, Inc. and the Note Investor
10.2 (1)	Senior Secured Convertible Note, dated August 16, 2026, issued by FingerMotion, Inc. to the Note Investor
10.3 (1)	Form of Warrant
10.4 (1)	Registration Rights Agreement, dated August 16, 2026, by and between FingerMotion, Inc. and the Note Investor
10.5 (1)	Security Agreement, dated August 16, 2026, by and between FingerMotion, Inc. and the Note Investor
10.5 (1)	Lyken Purchase Agreement, dated August 12, 2026
10.6 (2)	Form of Pre-funded Warrant between FingerMotion, Inc. and an institutional investor, dated August 31, 2026
10.7 (2)	Securities Purchase Agreement, dated August 31, 2026, by and between FingerMotion, Inc. and an institutional investor
10.7 (3)	Share Purchase Agreement, dated September 23, 2026, by and between FingerMotion, Inc. and the individual shareholders of Newbit Technology, Inc. and Newbit
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*) Filed herewith

(**) Furnished herewith

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 17, 2026

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 31, 2026

(3) Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 29, 2026

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMOTION, INC.

Dated: October 15, 2026	By:	/s/ Jolie Kahn
Jolie Kahn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated: October 15, 2026	By:	/s/ Chris Polimeni
Chris Polimeni, Chief Financial Officer
(Principal Financial Officer)

